Form 10-K
period 2013-09-28
WALT DISNEY CO/
filed 2013-11-20
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 28, 2013	Commission File Number 1-11605

Incorporated in Delaware 500 South Buena Vista Street, Burbank, California 91521 (818) 560-1000	I.R.S. Employer Identification No. 95-4545390
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐ No ☒
The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $102.1 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
There were 1,757,279,616 shares of common stock outstanding as of November 14, 2013.
Documents Incorporated by Reference
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2014 annual meeting of the Company’s shareholders.

THE WALT DISNEY COMPANY AND SUBSIDIARIES

(This page intentionally left blank)

PART I
ITEM 1. Business

The Walt Disney Company, together with its subsidiaries, is a diversified worldwide entertainment company with operations in five business segments: Media Networks, Parks and Resorts, Studio Entertainment, Consumer Products and Interactive. On December 21, 2012, we completed the acquisition of Lucasfilm Ltd. LLC (Lucasfilm), which includes the Star Wars franchise. See Note 3 to the Consolidated Financial Statements. Lucasfilm results are included primarily in our Studio Entertainment and Consumer Products segments. For convenience, the terms “Company” and “we” are used to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.
Information on the Company’s revenues, operating income and identifiable assets appears in Note 1 to the Consolidated Financial Statements included in Item 8 hereof. The Company employed approximately 175,000 people as of September 28, 2013.
MEDIA NETWORKS
The Media Networks segment includes broadcast and cable television networks, television production operations, television distribution, domestic television stations and radio networks and stations.
The businesses in the Media Networks segment generate revenue from fees charged to cable, satellite and telecommunications service providers (Multi-channel Video Programming Distributors or MVPDs) and television stations affiliated with our domestic broadcast television network, from the sale to advertisers of time in programs for commercial announcements and from other sources such as the sale and distribution of television programming. Significant operating expenses include programming and production costs, technical support costs, distribution costs and operating labor.
Cable Networks
Our cable networks include ESPN, Disney Channels Worldwide, ABC Family and SOAPnet. We also operate the UTV/Bindass networks in India. The cable networks group produces its own programs or acquires rights from third-parties to air programs on our networks. The Company also has interests in joint ventures that operate cable and broadcast programming services and are accounted for under the equity method of accounting.
Cable networks derive a majority of their revenues from fees charged to MVPDs for the right to deliver our programming to their customers and, for certain networks (primarily ESPN and ABC Family), the sale to advertisers of time in network programs for commercial announcements. Generally, the Company’s cable networks operate under multi-year agreements with MVPDs that include contractually determined fees. The amounts that we can charge to MVPDs for our cable network services are largely dependent on the competitive market and the quality and quantity of programming that we can provide. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand. We also sell programming developed by our cable networks worldwide in pay and syndication television markets, in DVD and Blu-ray format and also online.

The Company’s significant cable networks and our ownership percentage and estimated subscribers as of September 28, 2013 are set forth in the following table:

	Estimated Subscribers (in millions) (1)	Ownership %
ESPN
ESPN	99	80.0
ESPN2	99	80.0
ESPNEWS	76	80.0
ESPN Classic	31	80.0
ESPNU	76	80.0
Disney Channels Worldwide
Disney Channel - Domestic	99	100.0
Disney Channels – International	172	100.0
Disney Junior – Domestic	63	100.0
Disney Junior – International	97	100.0
Disney XD - Domestic	82	100.0
Disney XD – International	106	100.0
ABC Family	98	100.0
SOAPnet	67	100.0
A&E Television Networks (AETN)
A&E	100	50.0
Lifetime	100	50.0
HISTORY	99	50.0
LMN	85	50.0
BIO	69	50.0
H2	70	50.0
Lifetime Real Women	16	50.0

(1)	Estimated domestic subscriber counts are according to Nielsen Media Research. International subscriber counts are based on internal management reports.
ESPN
ESPN is a multimedia, multinational sports entertainment company that operates seven 24-hour domestic television sports networks: ESPN, ESPN2, ESPNEWS, ESPN Classic, ESPN Deportes (a Spanish language network), ESPNU (a network devoted to college sports) and the regionally focused Longhorn Network (a network dedicated to The University of Texas athletics). ESPN also operates five high-definition television simulcast services: ESPN HD, ESPN2 HD, ESPNEWS HD, ESPNU HD and ESPN Deportes HD. ESPN programs the sports schedule on the ABC Television Network, which is branded ESPN on ABC. ESPN owns 16 international sports networks reaching households in 62 countries and territories in four languages. In addition, ESPN holds a 30% equity interest in CTV Specialty Television, Inc., which owns television networks in Canada, including The Sports Network, The Sports Network 2, Le Réseau des Sports, ESPN Classic Canada, the NHL Network and Discovery Canada. ESPN owned a 50% equity interest in ESPN STAR Sports (ESS), a joint venture, which distributes sports programming throughout most of Asia. ESPN sold its interest in ESS to the joint venture partner in November 2012. (See Note 4 to the Consolidated Financial Statements.) ESPN intends to launch a new network in August 2014, which will carry sports programming dedicated to South East Conference (SEC) college athletics (The SEC Network).
ESPN holds rights for various professional and college sports programming including the National Football League (NFL), the National Basketball Association (NBA), Major League Baseball (MLB), the Bowl Championship Series, major college football and basketball conferences, National Association of Stock Car Auto Racing (NASCAR), the Wimbledon Championships, US Open Tennis and the British Open and Masters golf tournaments.

ESPN also operates:

•
ESPN.com – which delivers comprehensive sports news, information and video each month through its national hub and six local sites – ESPNBoston.com, ESPNChicago.com, ESPNDallas.com, ESPNDeportesLosAngeles.com, ESPNLosAngeles.com and ESPNNewYork.com

•	ESPN3 – which is a broadband service available to over 85 million subscribers that delivers more than 4,800 live events annually

•	ESPN Mobile Properties – which delivers content, including live game coverage, alerts and highlights, to mobile devices

•
WatchESPN – which delivers ESPN, ESPN2, ESPNU, ESPN Deportes and ESPN3 content online or through mobile devices. These linear channel feeds are available to consumers who have subscriptions to select MVPDs

•	ESPN Regional Television – which is a syndicator of collegiate sports programming

•
The ESPN Radio Network – which distributes regularly scheduled programming and is one of the largest sports radio networks in the U.S. ESPN Radio network programming is carried on more than 450 stations including four ESPN owned stations in New York, Dallas, Chicago and Los Angeles

•	ESPN The Magazine – which is a bi-weekly sports magazine

•	ESPN Enterprises – which develops branded licensing opportunities

•	espnW – which provides an online destination for female sports fans and athletes
Disney Channels Worldwide
Disney Channels Worldwide includes over 100 channels available in 34 languages and 166 countries/territories. Branded channels include Disney Channel, Disney Junior, Disney XD, Disney Cinemagic, Hungama and DLife. Disney Channels Worldwide also operates Radio Disney and has content available through subscription and video-on-demand services and online through our websites: DisneyChannel.com, DisneyXD.com, DisneyJunior.com and RadioDisney.com. Programming for these networks includes internally developed and acquired programming.
Disney Channel - Disney Channel is a 24-hour cable network airing original series and movie programming targeted to children ages 6 to 14 and families. Disney Channel develops and produces shows for exhibition on its network, including live-action comedy series, animated programming and preschool series as well as original movies. Live-action comedy series include A.N.T. Farm, Austin & Ally, Good Luck Charlie, Dog with a Blog, Jessie, Shake It Up and Liv & Maddie. Disney Channel also airs the animated programs, Fish Hooks, Gravity Falls, Phineas and Ferb and Wander over Yonder. Original animated series for preschoolers include Disney’s Mickey Mouse Clubhouse, Doc McStuffins, Jake and the Never Land Pirates and Sofia the First. Disney Channel also airs programming and content from Disney’s theatrical film and television programming library.
Disney Junior - Disney Junior is a 24-hour cable network that airs programming for children ages 2 to 7 and their parents and caregivers, featuring animated and live-action programming that blends Disney’s storytelling and characters with learning. Programming focuses on early math and language skills, healthy eating and social skills. In fiscal 2012, we began the conversion of one of our domestic cable networks, SOAPnet, to Disney Junior and most MVPDs that carried SOAPnet have transitioned to carrying the Disney Junior network. We expect that the conversion will be completed early in fiscal 2014. Disney Junior also airs as a programming block on the Disney Channel in the U.S. and other owned and third-party channels outside of the United States. Original animated series include Disney’s Mickey Mouse Clubhouse, Doc McStuffins, Sofia the First, Jake and the Never Land Pirates and Henry Hugglemonster.
Disney XD - Disney XD is a 24-hour cable channel airing a mix of live-action and animated original programming for kids ages 6 to 14. Programming includes live-action series Crash & Bernstein, Kickin’ It, Kid vs. Kat and Lab Rats and animated series Phineas and Ferb, Randy Cunningham 9th Grade Ninja, Hulk and the Agents of S.M.A.S.H., Marvel's Avengers Assemble, Ultimate Spider Man and Zeke and Luther.
We also have Disney XD channels in Latin America, Europe and Asia.
WatchDisneyChannel.com, WatchDisneyJunior.com and WatchDisneyXD.com launched in the U.S. in 2012 and provide a way for subscribers of MVPDs to watch the live channel feed through a computer or mobile device. Other Disney Channel content is also available without a MVPD subscription.
Disney Cinemagic - Disney Cinemagic is a premium subscription service available in certain countries in Europe that shows Disney movies, classic and newer Disney cartoons and shorts as well as animated television series.

Hungama - Hungama is a kids general entertainment cable network in India, which features a mix of anime, Hindi-language series and game shows.
Radio Disney - Radio Disney is a 24-hour radio network devoted to kids, tweens and families, which is available on 24 domestic terrestrial radio stations, RadioDisney.com, TuneIn Radio app, TuneIn.com/RadioDisney, SiriusXM, iTunes Radio Tuner, mobile phones, the Radio Disney iPhone, iPad and Android apps and the Radio Disney Facebook page. Radio Disney is also available throughout Latin America on two owned terrestrial stations and through licensing agreements with third-party radio stations.
Seven TV - During fiscal 2012, the Company acquired a 49% ownership interest in Seven TV network from UTH Russia Limited for $300 million. The Seven TV network has been converted to an advertising-supported, free-to-air Disney Channel in Russia. (See Note 3 to the Consolidated Financial Statements.) The Company’s share of the financial results of Seven TV is reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income.
Das Vierte - In December 2012, the Company acquired Das Vierte, an advertising-supported channel in Germany. The Company plans to convert this channel to a free-to-air Disney Channel in early 2014.
ABC Family
ABC Family is a U.S. television programming service that targets viewers in the 14 to 34 age demographic. ABC Family produces original live-action programming including the returning series Switched at Birth, Melissa & Joey and Baby Daddy as well as the new original series The Fosters and Twisted. ABC Family also acquires programming from third parties including the returning series Pretty Little Liars and the new series Ravenswood. Additionally, ABC Family airs content from our owned theatrical film library and features branded holiday programming events such as “13 Nights of Halloween” and “25 Days of Christmas”.
ABCFamily.com provides online access to full-length episodes of ABC Family programming through personal computers. The ABC Family app provides full-length episodes of ABC Family programming to mobile devices. ABCFamily.com also provides online extensions to ABC Family programming such as Pretty Dirty Secrets, which is an extension of Pretty Little Liars.
SOAPnet
SOAPnet offers same-day episodes of daytime dramas and classic episodes of daytime dramas and primetime series. Programming includes daytime dramas such as Days of Our Lives, General Hospital and The Young and the Restless and classic episodes from series such as All My Children, One Life to Live, The O.C., One Tree Hill, Beverly Hills 90210, Gilmore Girls, Veronica Mars and Brothers & Sisters. In fiscal 2012, we began the conversion of SOAPnet to Disney Junior, and most MVPDs that carried SOAPnet have transitioned to carrying the Disney Junior network. We expect that the conversion will be completed early in fiscal 2014.
UTV Networks
In India, we operate the Bindass, UTV World Movies, UTV Action, UTV Movies and UTV Stars cable television channels. During fiscal 2012, the Company increased its ownership in UTV from 50% to 99%. (See Note 3 to the Consolidated Financial Statements.)
In the second quarter of fiscal 2013, we formed a joint venture with Viacom and TV18 that will distribute the networks operated in India by the joint venture partners, including our UTV and Disney networks, to MVPDs. The Company’s share of the joint venture's financial results is reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income.

AETN
The A&E Television Networks (AETN), a joint venture owned 50% by the Company and 50% by the Hearst Corporation, operates a variety of cable programming services including A&E, HISTORY, BIO, H2, Lifetime, LMN and Lifetime Real Women. A&E offers entertainment programming including reality series, original movies, dramatic series and justice shows. HISTORY offers original non-fiction series and event-driven specials. BIO offers original series about prominent people and their lives, including the “Biography” series. H2 focuses on the culture and history of various countries throughout the world from the perspective of locals. Lifetime Television is devoted to women’s lifestyle programming. LMN is a 24-hour movie channel. Lifetime Real Women is a 24-hour cable network with programming focusing on women. Internationally, AETN programming is available in over 150 countries.
During fiscal 2012, the Company’s ownership interest in AETN increased from 42.1% to 50% as a result of AETN’s redemption of NBCUniversal’s 15.8% equity interest in AETN. (See Note 3 to the Consolidated Financial Statements.) The Company’s share of AETN's financial results is reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income.

Broadcasting
Our broadcasting business includes a domestic broadcast network, television production and distribution operations and 8 owned domestic television stations. The Company also has an interest in Hulu LLC (Hulu), a joint venture that distributes film and television content on the internet.
Domestic Broadcast Television Network
The Company operates the ABC Television Network (ABC), which as of September 28, 2013, had affiliation agreements with 239 local television stations reaching 99% of all U.S. television households. ABC broadcasts programs in the following “dayparts”: primetime, daytime, late night, news and sports.
ABC produces its own programs and also acquires programming rights from third parties as well as entities that are owned by or affiliated with the Company. ABC derives the majority of its revenues from the sale to advertisers of time in network programs for commercial announcements. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on network broadcasts. ABC also receives fees for its broadcast feed from affiliated television stations.
ABC.com is the official website of ABC and provides access to full-length episodes of ABC shows online. The Watch ABC app provides subscribers of participating MVPDs access to the participating local ABC TV linear feed along with full-length episodes of ABC programming on mobile devices. Non-subscribers have access to a more limited range of programming and do not get access to the linear feed. ABCNews.com provides in-depth worldwide news coverage online and video-on-demand news reports from ABC News broadcasts. In fiscal 2011, ABC News entered into an agreement to provide news content to Yahoo! News.
Television Production
The Company produces the majority of its original live-action television programming under the ABC Studios label. Program development is carried out in collaboration with independent writers, producers and creative teams, with a focus on half-hour comedies and one-hour dramas, primarily for primetime broadcasts. Primetime programming produced either for our networks or for third parties for the 2013/2014 television season includes the returning one-hour dramas: Castle, Criminal Minds, Devious Maids, Grey’s Anatomy, Mistresses, Nashville, Once Upon a Time, Perception, Revenge and Scandal; and the returning half-hour comedies, Cougar Town and The Neighbors. New primetime series include the one-hour dramas: Betrayal, Marvel's Agents of S.H.I.E.L.D. and Once Upon A Time in Wonderland, and the half-hour comedy, Trophy Wife. Additionally the drama series, Intelligence, Killer Women and Resurrection, and the comedy, Mixology are in production for mid-season launch. The Company also produces the late night show, Jimmy Kimmel Live, a variety of primetime specials for network television and live-action syndicated programming.
Syndicated programming includes the daytime talk shows, Katie and Live! with Kelly and Michael, and the game show, Who Wants to Be a Millionaire. The Company also produces news programming including World News with Diane Sawyer, 20/20, Nightline, Good Morning America and This Week with George Stephanopoulos and programming for daytime such as General Hospital, The View and The Chew.

Television Distribution
We distribute the Company’s productions worldwide in pay and syndication television markets, in DVD and Blu-ray format and also online via Company internet sites, Hulu and third-party services.
Domestic Television Stations
The Company owns eight television stations, six of which are located in the top-ten markets in the U.S. The television stations derive the majority of their revenues from the sale to advertisers of time in station programming for commercial announcements. The stations also receive retransmission fees from MVPDs for the right to deliver our programming to their customers. All of our television stations are affiliated with ABC and collectively reach 23% of the nation’s television households. Each owned station broadcasts three digital channels: the first consists of local, ABC and syndicated programming; the second is the Live Well Network in standard definition; and the third is the Live Well Network in high definition.
The Live Well Network provides programming focusing on lifestyle topics such as interior design, healthy cooking and outdoor activities. The Live Well Network is available to 69% of the nation’s households through our owned stations and affiliates.
Details for the stations we own are as follows:

TV Station	Market	Television Market Ranking(1)
WABC	New York, NY	1
KABC	Los Angeles, CA	2
WLS	Chicago, IL	3
WPVI	Philadelphia, PA	4
KGO	San Francisco, CA	6
KTRK	Houston, TX	10
WTVD	Raleigh-Durham, NC	24
KFSN	Fresno, CA	55

(1)	Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2013
Hulu
Hulu is a joint venture owned by Fox Entertainment Group, NBCUniversal and the Company following Hulu's October 2012 redemption of a 10% interest held by Providence Equity Partners. Its principal business is to aggregate television and film entertainment for viewing on the internet. Hulu offers a free service, which is advertising supported and a subscription based service, Hulu Plus. The Hulu Plus service offers more content and less commercial time than the free service. In July 2013, Fox Entertainment Group, NBCUniversal and the Company agreed to provide Hulu with $750 million in cash to fund Hulu's operations and investments for future growth, of which $380 million has been provided as of September 28, 2013. The Company has contributed $134 million of its $257 million share of this cash commitment and the Company’s ownership interest increased from 29% to 33%. (See Note 3 to the Consolidated Financial Statements.) The Company’s share of Hulu's financial results is reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income.
Fusion
In fiscal 2012, the Company and Univision formed a joint venture to create Fusion, a news, pop culture and lifestyle television and digital network targeted at English speaking Hispanic Millennials, which launched in October 2013. The Company's share of Fusion's financial results is reported as "Equity in the income of investees" in the Company's Consolidated Statements of Income.

Competition and Seasonality
The Company’s Media Networks businesses compete for viewers primarily with other television and cable networks, independent television stations and other media, such as DVD and Blu-ray formats, video games and the internet. With respect to the sale of advertising time, our broadcasting operations, certain of our cable networks and our television and radio stations compete with other television networks and radio stations, independent television stations, MVPDs and other advertising media such as newspapers, magazines, billboards and the internet. Our television and radio stations primarily compete for audiences in individual market areas. A television or radio station in one market generally does not compete directly with stations in other markets.
The growth in the number of networks distributed by MVPDs has resulted in increased competitive pressures for advertising revenues for our broadcasting and cable networks. The Company’s cable networks also face competition from other cable networks for carriage by MVPDs. The Company’s contractual agreements with MVPDs are renewed or renegotiated from time to time in the ordinary course of business. Consolidation and other market conditions in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable programming services that are as favorable as those currently in place.
The Company’s Media Networks businesses also compete for the acquisition of sports and other programming. The market for programming is very competitive, particularly for sports programming. The Company currently has sports rights agreements with the NFL, college football (including college football bowl games) and basketball conferences, NBA, NASCAR, MLB, World Cup and various soccer leagues, and golf and tennis associations.
The Company’s internet websites and digital products compete with other websites and entertainment products in their respective categories.
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

▪
FCC regulations may restrict our ability to own more than one television station in a market, depending on the size and nature of the market. We do not own more than one television station in any of the markets in which we own a television station.

▪
Federal statutes permit our television stations in the aggregate to reach a maximum of 39% of the national audience (for this purpose, FCC regulations attribute to UHF television stations only 50% of the television households in their market). For purposes of the FCC’s rules, our eight stations reach approximately 21% of the national audience.

▪
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

•
Regulation of programming. The FCC regulates broadcast programming by, among other things, banning “indecent” programming, regulating political advertising and imposing commercial time limits during children’s programming. Penalties for broadcasting indecent programming are a maximum of $325,000 per station.

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

•
Cable and satellite carriage of broadcast television stations. With respect to cable systems operating within a television station’s Designated Market Area, FCC rules require that every three years each television station elect either “must carry” status, pursuant to which cable operators generally must carry a local television station in the station’s market, or “retransmission consent” status, pursuant to which the cable operator must negotiate with the television station to obtain the consent of the television station prior to carrying its signal. Under the Satellite Home Viewer Improvement Act and its successors, including most recently the Satellite Television Extension and Localism Act (STELA), which also requires the “must carry” or “retransmission consent” election, satellite carriers are permitted to retransmit a local television station’s signal into its local market with the consent of the local television station. Portions of these satellite laws are set to expire on December 31, 2014, and legislative discussions are underway with respect to their renewal. Under “must carry,” if a satellite carrier elects to carry one local station in a market, the satellite carrier must carry the signals of all local television stations that also request carriage.

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
The businesses in the Parks and Resorts segment generate revenues predominately from the sale of admissions to theme parks; sales of food, beverage and merchandise; charges for room nights at hotels; sales of cruise vacation packages; and sales and rentals of vacation club properties. Significant costs include labor; depreciation; costs of merchandise, food and beverage sold; marketing and sales expense; repairs and maintenance; utilities; information technology; and cost of vacation club units.

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
The Walt Disney World Resort is marketed through a variety of international, national and local advertising and promotional activities. A number of attractions and restaurants in each of the theme parks are sponsored by other corporations through long-term agreements.
Magic Kingdom — The Magic Kingdom, which opened in 1971, consists of six themed lands: Adventureland, Fantasyland, Frontierland, Liberty Square, Main Street USA and Tomorrowland. Each land provides a unique guest experience featuring themed rides and attractions, live Disney character interactions, restaurants, refreshment areas and merchandise shops. Additionally, there are daily parades and a nighttime fireworks extravaganza, Wishes. The Company is currently in a multi-year expansion of Fantasyland that includes new themed areas and attractions that will nearly double the size of the land once the project is completed in 2014.
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
Disney’s Hollywood Studios — Disney’s Hollywood Studios, which opened in 1989, consists of four themed areas: Animation Courtyard, Backlot, Hollywood Boulevard and Sunset Boulevard. The four areas provide behind-the-scenes glimpses of Hollywood-style action through various shows and attractions and offer themed food service and merchandise facilities. The park also features Fantasmic!, a nighttime entertainment spectacular.
Disney’s Animal Kingdom — Disney’s Animal Kingdom, which opened in 1998, consists of a 145-foot Tree of Life centerpiece surrounded by six themed areas: Africa, Asia, Camp Minnie-Mickey, Dinoland U.S.A., Discovery Island and Rafiki’s Planet Watch. Each themed area contains attractions, entertainment shows, restaurants and merchandise shops. The park features more than 300 species of mammals, birds, reptiles and amphibians and 3,000 varieties of trees and plants. In September 2011, the Company announced an agreement with James Cameron’s Lightstorm Entertainment and Fox Filmed Entertainment for the exclusive global theme park rights to create themed lands based on the AVATAR franchise with the first land planned for Disney’s Animal Kingdom. Scheduled to open in 2017, the AVATAR-inspired land will be a part of an expansion in Disney's Animal Kingdom, which will include new entertainment and nighttime experiences.
Hotels and Other Resort Facilities — As of September 28, 2013, the Company owned and operated 18 resort hotels at the Walt Disney World Resort, with a total of approximately 24,000 rooms and 3,010 vacation club units. Resort facilities include 468,000 square feet of conference meeting space and Disney’s Fort Wilderness camping and recreational area, which offers approximately 800 campsites.
The Walt Disney World Resort also hosts a 120-acre retail, dining and entertainment complex known as Downtown Disney. Downtown Disney is home to Cirque du Soleil, DisneyQuest, the House of Blues and the 51,000-square-foot World of Disney retail store featuring Disney-branded merchandise. A number of the Downtown Disney facilities are operated by third parties that pay rent to the Company. In 2013, the Company announced a three-year expansion to transform Downtown Disney into Disney Springs, which will provide visitors with more shopping, dining and entertainment options.
ESPN Wide World of Sports, which opened in 1997, is a 230-acre sports complex that hosts professional caliber training and competitions, festival and tournament events and interactive sports activities. The complex, which welcomes over 200 amateur and professional events each year, accommodates multiple sporting events, including baseball, basketball, football, soccer, softball, tennis and track and field. Its stadium, which has a seating capacity of approximately 9,500, is the spring training site for MLB’s Atlanta Braves.
In the Downtown Disney Resort area, seven independently-operated hotels are situated on property leased from the Company. These hotels include approximately 3,700 rooms. Additionally, the Walt Disney World Swan and the Walt Disney

World Dolphin hotels, which have approximately 2,300 total rooms, are independently operated on property leased from the Company near Epcot.
Other recreational amenities and activities available at the Walt Disney World Resort include three championship golf courses, miniature golf courses, full-service spas, tennis, sailing, water skiing, swimming, horseback riding and a number of other noncompetitive sports and leisure time activities. The resort also includes two water parks: Blizzard Beach and Typhoon Lagoon.
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
Disney California Adventure — Disney California Adventure, which opened in 2001, is adjacent to Disneyland and includes eight principal areas: Buena Vista Street, Cars Land, Condor Flats, Grizzly Peak, Hollywood Land, Pacific Wharf, Paradise Pier and “a bug’s land”. These areas include rides, attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, Disney California Adventure offers a nighttime water spectacular, World of Color.
Hotels and Other Resort Facilities — Disneyland Resort includes three Company-owned and operated hotels with a total of approximately 2,400 rooms, 50 vacation club units and 180,000 square feet of conference meeting space.
Downtown Disney, a themed 15-acre outdoor complex of entertainment, dining and shopping venues, is located adjacent to both Disneyland and Disney California Adventure. A number of the Downtown Disney facilities are operated by third parties that pay rent to the Company.
Aulani, a Disney Resort & Spa
In August 2011 the Company opened its first mixed-use family resort outside of its theme park developments on a 21-acre oceanfront property on Oahu, Hawaii. Aulani, a Disney Resort & Spa features 359 hotel rooms, an 18,000 square foot spa and 12,000 square feet of conference meeting space. The resort also has a 481 unit Disney Vacation Club facility.
Disneyland Paris
The Company has a 51% effective ownership interest in Disneyland Paris, a 5,510-acre development located in Marne-la-Vallée, approximately 20 miles east of Paris, France, which has been developed pursuant to a master agreement with French governmental authorities. The Company manages and has a 40% equity interest in Euro Disney S.C.A., a publicly-traded French entity that is the holding company for Euro Disney Associés S.C.A., the primary operating company of Disneyland Paris. Euro Disney S.C.A. and its subsidiaries operate Disneyland Paris, which includes two theme parks (Disneyland Park and Walt Disney Studios Park); seven themed hotels; two convention centers; a shopping, dining and entertainment complex; and a 27-hole golf facility. Of the 5,510 acres comprising the site, approximately half have been developed to date, including the Val d’Europe development discussed below. An indirect, wholly-owned subsidiary of the Company is responsible for managing Disneyland Paris. Euro Disney S.C.A. is required to pay royalties and management fees to the Company based on the operating performance of the resort.
Disneyland Park — Disneyland Park, which opened in 1992, consists of five principal themed areas: Adventureland, Discoveryland, Fantasyland, Frontierland and Main Street. These areas include themed rides, attractions, shows, restaurants, merchandise shops and refreshment stands. Disneyland Park also features a daily parade and a nighttime entertainment spectacular, Disney Dreams!.
Walt Disney Studios Park — Walt Disney Studios Park opened in March 2002 adjacent to Disneyland Park. The park takes guests into the worlds of cinema, animation and television and includes four principal themed areas: Backlot, Front Lot, Production Courtyard and Toon Studios. These areas each include themed rides, attractions, shows, restaurants, merchandise shops and refreshment stands. In fiscal 2013, Euro Disney S.C.A. announced a new attraction based on the Disney•Pixar movie Ratatouille, scheduled to open in Walt Disney Studios Park in 2014.
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
Val d’Europe is a planned community that is being developed near Disneyland Paris. The development is being completed in phases that will ultimately include: a regional train station, hotels and a town center, which will consist of a shopping center and office, commercial and residential space. Third parties operate these developments on land leased or purchased from Euro Disney S.C.A. and its subsidiaries.
In September 2012, the Company provided €1.3 billion of financing to Euro Disney S.C.A, which was used to repay its outstanding third-party bank debt. The repayment eliminated certain financial and operating covenants, notably those related to capital expenditure limitations and the payment of royalties and management fees due to the Company. (See Note 6 to the Consolidated Financial Statements.)
Hong Kong Disneyland Resort
The Company owns a 48% interest in Hong Kong Disneyland Resort through Hongkong International Theme Parks Limited, an entity in which the Government of the Hong Kong Special Administrative Region (HKSAR) owns a 52% majority interest. The resort is located on 310 acres on Lantau Island and is in close proximity to the Hong Kong International Airport. Hong Kong Disneyland Resort includes one theme park and two themed hotels. A separate Hong Kong subsidiary of the Company is responsible for managing Hong Kong Disneyland Resort. The Company is entitled to receive royalties and management fees based on the operating performance of Hong Kong Disneyland Resort.
Hong Kong Disneyland – Hong Kong Disneyland opened in 2005 and consists of seven themed lands and areas: Adventureland, Fantasyland, Grizzly Gulch, Main Street USA, Tomorrowland, Toy Story Land and Mystic Point, which opened in May 2013. These areas feature themed rides and attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, there are daily parades and a nighttime fireworks extravaganza. In October 2013, Hong Kong Disneyland Resort announced it will open a new themed area at the park based on Marvel's Iron Man franchise in late 2016.
Hotels – Hong Kong Disneyland Resort includes two themed hotels with a total of 1,000 rooms.
Shanghai Disney Resort
In fiscal 2011, the Company and Shanghai Shendi (Group) Co., Ltd (Shendi) received Chinese central government approval of an agreement to build and operate a Disney resort (Shanghai Disney Resort) in the Pudong district of Shanghai at a planned investment of approximately 29 billion yuan. The Shanghai Disney Resort will be located on roughly 1,000 acres and will include the Shanghai Disneyland theme park; two themed hotels with a total of 1,220 rooms; a retail, dining and entertainment complex; and an outdoor recreational area. Shanghai Disney Resort is currently targeted to open by the end of calendar 2015. The land at Shanghai Disney Resort has capacity for future expansion.
Construction on the project commenced in April 2011. The resort is owned by a joint venture in which Shendi owns 57% and the Company owns 43%, and the investment amounts will be funded in accordance with each partner’s equity ownership percentage.  An additional joint venture management company, in which Disney has a 70% interest and Shendi a 30% interest, is responsible for creating, constructing and operating the resort. The management company will be entitled to receive management fees based on operating performance of the resort.  Shanghai Disney Resort will also pay the Company royalties based on resort revenues.
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
Hotels and Other Resort Facilities — The resort includes three Disney-branded hotels with a total of more than 1,700 rooms. The resort also includes the Disney Resort Line monorail, which links the theme parks and resort hotels with Ikspiari, a retail, dining and entertainment complex, and Bon Voyage, a Disney-themed merchandise location.
The Company earns royalties on revenues generated by the Tokyo Disney Resort, which is owned and operated by Oriental Land Co., Ltd. (OLC), a Japanese corporation in which the Company has no equity interest. OLC markets the Tokyo Disney Resort through a variety of local, domestic and international advertising and promotional activities.
Disney Vacation Club
The Disney Vacation Club (DVC) offers ownership interests in 12 resort facilities located at the Walt Disney World Resort; Disneyland Resort; Vero Beach, Florida; Hilton Head Island, South Carolina; and Oahu, Hawaii. Available units at each facility are offered for sale under a vacation ownership plan and are operated as hotel rooms when not occupied by vacation club members. The Company’s vacation club units consist of a mix of units ranging from one bedroom studios to three bedroom villas. Unit counts in this document are presented in terms of two bedroom equivalents. DVC had 3,541 vacation club units as of September 28, 2013. In October 2013, DVC opened an additional 106 units at The Villas at Disney's Grand Floridian Resort & Spa in Orlando. In September 2013, the Company announced plans to open a new vacation club property at Disney's Polynesian Resort at the Walt Disney World Resort in 2015.
Disney Cruise Line
Disney Cruise Line (DCL) is a four-ship vacation cruise line, which operates out of ports in North America and Europe. The Disney Magic and the Disney Wonder are 85,000-ton 877 stateroom ships, which launched in 1998 and 1999, respectively. The Disney Dream and the Disney Fantasy are 130,000-ton 1,250 stateroom ships, which launched in January 2011 and March 2012, respectively. DCL caters to families, children, teenagers and adults, with distinctly-themed areas and activities for each group. Many cruise vacations include a visit to Disney’s Castaway Cay, a 1,000-acre private Bahamian island.
Adventures by Disney
Adventures by Disney offers all-inclusive guided vacation tour packages predominantly at non-Disney sites around the world. The Company offered 26 different excursion packages during 2013.
Walt Disney Imagineering
Walt Disney Imagineering provides master planning, real estate development, attraction, entertainment and show design, engineering support, production support, project management and other development services, including research and development for the Company’s Parks and Resorts operations.
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
The businesses in the Studio Entertainment segment generate revenue from the distribution of films in the theatrical, home entertainment and television markets. Significant operating expenses include film cost amortization, which consists of production cost and participations and residuals expense amortization, distribution expenses and costs of sales.
The Company distributes produced and acquired films (including its film and television library) in the theatrical, home entertainment and television markets primarily under the Walt Disney Pictures, Pixar, Marvel, Touchstone and Lucasfilm banners. The Company produces and distributes Indian movies worldwide through its UTV banner.
In August 2009, the Company entered into an agreement with DreamWorks Studios (DreamWorks) to distribute live-action motion pictures produced by DreamWorks for seven years under the Touchstone Pictures banner for which the Company receives a distribution fee. Under this agreement, the Company has distributed eight films to date. As part of the agreement, the Company provided financing to DreamWorks, which as of September 28, 2013, totaled $156 million. There is an additional $90 million available to DreamWorks.
Prior to the Company’s acquisition of Marvel in fiscal 2010, Marvel had agreements in place for third-party studios to distribute Marvel produced films including Iron Man, Iron Man 2, Iron Man 3, The Avengers, Thor, Captain America: The First Avenger and The Incredible Hulk. Under these arrangements, Marvel incurred the cost to produce the films and pays the third-party studio a distribution fee. In fiscal 2011, prior to their theatrical release, the Company purchased the distribution rights for The Avengers and Iron Man 3 from a third-party studio and agreed to pay fees to that studio based on the performance of those films, subject to a minimum guarantee. In fiscal 2013, the Company purchased the remaining distribution rights for Iron Man, Iron Man 2, Thor and Captain America: The First Avenger, which have all been released. Going forward, the Company will distribute all Marvel produced films with the exception of The Incredible Hulk.
Also prior to the Company’s acquisition of Marvel, Marvel had licensed the rights to third-party studios to produce and distribute feature films based on certain Marvel properties including Spider-Man, The Fantastic Four and X-Men. Under these licensing arrangements, the third-party studio incurs the cost to produce and distribute the films and pays the Company a licensing fee. Generally under these arrangements, Marvel retains the merchandise licensing rights and pays the third-party studio a royalty. During fiscal 2011, the Company purchased Sony Pictures’ participation in Spider-Man merchandising, while at the same time, Sony Pictures purchased the Company's participation in Spider-Man films. This transaction will allow the Company to control and fully benefit from all Spider-Man merchandising activity, while Sony Pictures will continue to produce and distribute Spider-Man films.
The Company holds over a 99% interest in UTV, one of the leading film production studios and film distributors in India. UTV produces and co-produces live-action and animated films.
In fiscal 2011 the Company sold Miramax Film NY, LLC (Miramax) for $663 million. Net proceeds, which reflected closing adjustments, the settlement of related claims and obligations and Miramax’s cash balances at closing, totaled $532 million. The sale included both Miramax and Dimension film assets.
Prior to the Company’s acquisition, Lucasfilm produced six Star Wars films (Episodes 1 through 6).  Lucasfilm retained the rights to consumer products related to all of the films and the rights related to television and electronic distribution formats for all of the films, with the exception of the rights for Episode 4, which are owned by a third-party studio.  All of the films are distributed by a third-party studio in the theatrical and home video markets. The theatrical and home video distribution rights for these films revert back to Lucasfilm in May 2020 with the exception of Episode 4, for which these distribution rights are retained in perpetuity by the third-party studio.
Lucasfilm also includes Industrial Light & Magic and Skywalker Sound, which provide visual and audio effects and other post-production services to the Company and third-party producers.

Theatrical Market
We produce and distribute both live-action films and full-length animated films. During fiscal 2014, we expect to distribute domestically ten of our own produced feature films and four DreamWorks films. As of September 28, 2013, the Company had released domestically approximately 984 full-length live-action features and 95 full-length animated features.
In the domestic theatrical market, we generally distribute and market our filmed products directly. In most major international markets, we distribute our filmed products directly while in other markets our films are distributed by independent distribution companies or joint ventures.
The Company incurs significant marketing and advertising costs before and throughout the theatrical release of a film in an effort to generate public awareness of the film, to increase the public’s intent to view the film and to help generate consumer interest in the subsequent home entertainment and other ancillary markets. These costs are expensed as incurred. Therefore, we typically incur losses on a film in the theatrical markets, including in periods prior to the theatrical release of the film.
Home Entertainment Market
In the domestic market, we distribute home entertainment releases directly under each of our motion picture banners. In the international market, we distribute home entertainment releases under each of our motion picture banners both directly and through independent distribution companies. In addition, we acquire and produce original content for direct-to-video release.
Domestic and international home entertainment distribution typically starts three to six months after the theatrical release in each market. Home entertainment releases may be distributed in both physical (DVD and Blu-ray) and electronic formats. Titles are generally sold to retailers, such as Wal-Mart and Best Buy and physical rental channels, such as Netflix; however, the rental channels may be delayed up to 28 days after the start of home entertainment distribution.
As of September 28, 2013, we had approximately 1,400 active produced and acquired titles, including 1,000 live-action titles and 400 animated titles, in the domestic home entertainment marketplace and approximately 2,700 active produced and acquired titles, including 2,200 live-action titles and 500 animated titles, in the international marketplace.
Television Market
Pay-Per-View (PPV)/Video-on-Demand (VOD): Concurrently with, or up to one month after, home entertainment distribution begins, we license titles to PPV/VOD service providers (typically MVPDs) for electronic delivery to consumers for a specified rental period (e.g. 24 hours) at a price comparable to that of physical media rentals.
Pay Television (Pay 1): There are generally three pay television windows. The first window is generally eighteen months in duration and follows the PPV/VOD window. The Company has licensed exclusive domestic pay television rights to substantially all films released under the Walt Disney Pictures, Pixar and Touchstone Pictures banners to the Starz pay television service through calendar year 2015. DreamWorks titles distributed by the Company are licensed to Showtime under a separate agreement.
Free Television (Free 1): The Pay 1 window is followed by a television window that may last up to 84 months. Motion pictures are usually sold in the Free 1 window to major broadcast networks, including ABC, and basic cable services.
Pay Television 2 (Pay 2) and Free Television 2 (Free 2): In the U.S., Free 1 is generally followed by a twelve-month Pay 2 window under our license arrangements with Starz and Showtime, and then by a Free 2 window that generally lasts up to 84 months. Packages of the Company’s feature films have been licensed for broadcast under multi-year agreements within the Free 2 window. The Free 2 window is a syndication window where films are licensed both to basic cable networks, subscription video on demand (SVOD) services and to third-party television station groups.
Pay Television 3 (Pay 3) and Free Television 3 (Free 3): In the U.S., Free 2 is generally followed by a seven-month Pay 3 window under our license arrangements with Starz and Showtime, and then by a Free 3 window. Packages of the Company’s feature films have been licensed for broadcast under multi-year agreements within the Free 3 window. The Free 3 window is a syndication window where films are licensed to basic cable networks and SVOD services.
Following the conclusion of Starz’s exclusive domestic pay television rights at the end of calendar year 2015, Netflix will have exclusive domestic pay television rights for the Pay 1 and Pay 2 windows through calendar year 2018.
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
Disney Music Group
The Disney Music Group includes Walt Disney Records, Hollywood Records, Disney Music Publishing and Buena Vista Concerts.
Walt Disney Records and Hollywood Records develop, produce, market and distribute recorded music in the U.S. and license our music properties throughout the rest of the world. Walt Disney Records categories include infant, children’s read-along, teen, all-family and soundtracks from film and television properties distributed by Walt Disney Pictures and Disney Channel. Hollywood Records develops musical talent and produces and markets their recordings across a spectrum of music genres.
The Disney Music Group commissions new music for the Company’s motion pictures and television programs, records the songs and licenses the song and recording copyrights to others for printed music, records, audio-visual devices, public performances and digital distribution. Buena Vista Concerts produces live-entertainment events with artists signed to the Disney Music Group record labels.
Disney Music Publishing controls the copyrights of thousands of musical compositions derived from the Company’s motion picture, television and theme park properties as well as musical compositions written by songwriters under exclusive contract. It is responsible for the management, protection and licensing of the Disney song catalog on a worldwide basis.
Disney Theatrical Productions
Disney Theatrical Productions develops, produces and licenses live entertainment events. The Company has produced and licensed Broadway musicals around the world, including Beauty and the Beast, The Lion King, Elton John & Tim Rice’s Aida, TARZAN®, Mary Poppins (a co-production with Cameron Mackintosh Ltd), The Little Mermaid and Newsies. Other stage musical ventures have included an off-Broadway production of Peter and the Starcatcher and a regional theatre production of The Jungle Book. A new musical, Aladdin, will open in Toronto in fall 2013. In addition, the Company licenses musicals for local, school and community theatre productions globally through Music Theatre International.
Disney Theatrical Productions also delivers live shows globally through its license to Feld Entertainment, the producer of Disney On Ice and Disney Live!. Feld's newest production, Disney Junior on Tour: Pirate and Princess Adventure, launched in July 2013 for a North America tour.
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

CONSUMER PRODUCTS
The Consumer Products segment engages with licensees, publishers and retailers throughout the world to design, develop, publish, promote and sell a wide variety of products based on the Company's intellectual property through its Merchandise Licensing, Publishing and Retail businesses. In addition to leveraging the Company’s film and television properties, Consumer Products also develops its own intellectual property, which can be used across the Company’s businesses.
The businesses in the Consumer Products segment generate royalty revenue by licensing characters from our film, television and other properties to third parties for use on consumer merchandise, wholesale revenue from publishing children’s books and magazines and comic books, sales of merchandise at our retail stores, fees charged at our English language learning centers and sales of merchandise at internet shopping sites. Significant costs include costs of goods sold and distribution expenses, operating labor and retail occupancy costs.

Merchandise Licensing
The Company’s merchandise licensing operations cover a diverse range of product categories, the most significant of which are: toys, apparel, home décor and furnishings, stationery, health and beauty, food, footwear and consumer electronics. The Company licenses characters from its film, television and other properties for use on third-party products in these categories and earns royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the products. Some of the major properties licensed by the Company include: Mickey and Minnie; the Marvel properties including Spider-Man, The Avengers and Iron Man; Disney Princess; Cars; Disney Jr.; Star Wars; Winnie the Pooh; Monsters University; and Toy Story. The Company also participates in the design of individual products and creates exclusive themed and seasonal promotional campaigns for retailers based on the Company's characters, movies and TV shows.
Publishing
Disney Publishing Worldwide (DPW) creates, distributes, licenses and publishes children’s book, magazine and learning products in print and digital formats in multiple countries and languages based on the Company’s branded franchises. DPW also operates Disney English, which develops and delivers an English language learning curriculum for Chinese children using Disney content in 44 centers across 11 cities in China.
Marvel Publishing creates and publishes comic books, and graphic novel collections of comic books, principally in North America in print and digital formats. Marvel Publishing also licenses the right to publish translated versions of these comic books, principally in Europe and Latin America. Titles include The Avengers, X-Men, Spider-Man, Iron Man and Wolverine.
Retail
The Company markets Disney- and Marvel-themed products through retail stores operated under the Disney Store name and through internet sites in North America (DisneyStore.com and MarvelStore.com), Western Europe and Japan. Commencing in fiscal 2014, we will also market Lucasfilm themed merchandise. The stores, which are generally located in leading shopping malls and other retail complexes, carry a wide variety of Disney merchandise and promote other businesses of the Company. The Company currently owns and operates 214 stores in North America, 88 stores in Europe and 46 stores in Japan. The Company also offers merchandise that it designs and develops under wholesale arrangements.
Competition and Seasonality
The Company’s merchandise licensing, publishing and retail businesses compete with other licensors, publishers and retailers of character, brand and celebrity names. Based on independent surveys, we believe the Company is the largest worldwide licensor of character-based merchandise based on retail sales. Operating results for the licensing and retail businesses are influenced by seasonal consumer purchasing behavior, consumer preferences, levels of marketing and promotion and by the timing and performance of theatrical releases and cable programming broadcasts.

INTERACTIVE
The Interactive segment creates and delivers branded entertainment and lifestyle content across interactive media platforms. The primary operating businesses of Interactive are Interactive Games, which produces multi-platform games for global distribution, and Interactive Media, which develops branded online services.
The businesses in the Interactive segment generate revenue from the sale of multi-platform console games, subscriptions to and micro transactions for online and mobile games, content and handset revenue from our Disney branded mobile phone business in Japan, and online advertising and sponsorships. We also generate fees from licensing our properties to third-party game publishers. Significant costs include cost of goods sold and distribution expenses and product development.
Interactive Games
Interactive Games develops console, mobile, social and virtual world games, which are marketed and distributed on a worldwide basis. Console game releases in fiscal 2013 included Disney Infinity and Epic Mickey 2. Disney Infinity delivers Disney content and features a game world, which combines physical toys and story-driven gameplay where a variety of Disney stories and characters can exist and interact. The Company's principal virtual world game is Disney’s Club Penguin. Other online games include games for social networking websites such as Marvel Avengers Alliance and Gardens of Time, and games for smartphones such as Where’s My Water. Certain properties are also licensed to third-party video game publishers. The Japan Mobile business licenses Disney-branded phones, content and games to mobile carriers in Japan.
Interactive Media
Interactive Media develops, publishes and distributes interactive family content through a portfolio of platforms including Disney.com, Disney on YouTube and Babble.com and develops and publishes apps for moms and families. Interactive Media also provides website maintenance and design for other Company businesses.
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

AVAILABLE INFORMATION
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.disney.com/investors, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (SEC). We are providing the address to our internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.

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
Our businesses create entertainment, travel or consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create and distribute filmed entertainment, broadcast and cable programming, online material, electronic games, theme park attractions, hotels and other resort facilities and travel experiences and consumer products that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. Many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside the U.S., and their success therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside as well as inside the U.S. Moreover, we must often invest substantial amounts in film production, broadcast and cable programming, electronic games, theme park attractions, cruise ships or hotels and other resort facilities before we learn the extent to which these products will earn consumer acceptance. If our entertainment offerings and products do not achieve sufficient consumer acceptance, our revenue from advertising sales (which are based in part on ratings for the programs in which advertisements air) or subscription fees for broadcast and cable programming and online services, from theatrical film receipts or home video or electronic game sales, from theme park admissions, hotel room charges and merchandise, food and beverage sales, from sales of licensed consumer products or from sales of our other consumer products and services may decline or fail to grow to the extent we anticipate when making investment decisions and thereby adversely affect the profitability of one or more of our businesses.
Changes in technology and in consumer consumption patterns may affect demand for our entertainment products, the revenue we can generate from these products or the cost of producing or distributing products.
The media entertainment and internet businesses in which we participate depend significantly on our ability to acquire, develop, adopt and exploit new technologies to distinguish our products and services from those of our competitors. In addition, new technologies affect the demand for our products, the manner and markets in which our products are distributed to consumers, the sources of competing television and filmed entertainment, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired markets. For example, the success of our offerings in the home entertainment market depends in part on consumer preferences with respect to home entertainment formats. These formats include web-based delivery of live and stored video entertainment, DVD players and digital video recorders, as well as the availability of alternative home entertainment offerings and technologies. Such technologies may provide users the ability to fast-forward, rewind, pause and skip programming and advertisements. In addition, technological developments offer consumers an expanding array of entertainment options and delivery vehicles, which fragments the market for our products. These developments have also led to an industry wide decline in ratings for broadcast television and to a reduction in demand for DVDs of theatrical content and may disrupt traditional distribution models by enabling content owners to provide content directly to distributors and consumers, which could lead to decreased demand for content distributed on our broadcast or cable networks. In order to respond to these developments, we may be required to alter our business models and there can be no assurance that we will successfully respond to these changes or that the business models we develop in response to these changes will be as profitable as our current business models. As a result, the income from our entertainment offerings may decline or increase at slower rates than our historical experience or our expectations when we make investments in products.
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

The unauthorized use of our intellectual property rights may increase the cost of protecting these rights or reduce our revenues. New technologies such as the convergence of computing, communication, and entertainment devices, the falling prices of devices incorporating such technologies, increased broadband internet speed and penetration and increased availability and speed of mobile data transmission have made the unauthorized digital copying and distribution of our films, television productions and other creative works easier and faster and enforcement of intellectual property rights more challenging. The unauthorized use of intellectual property in the entertainment industry generally continues to be a significant challenge for intellectual property rights holders. Inadequate laws or weak enforcement mechanisms to protect intellectual property in one country can adversely affect the results of the Company’s operations worldwide, despite the Company’s efforts to protect its intellectual property rights. These developments require us to devote substantial resources to protecting our intellectual property against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed digital distribution of our content and sales of unauthorized DVDs, Blu-ray discs and other products.
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
As changes in our business environment occur we may need to adjust our business strategies to meet these changes or we may otherwise find it necessary to restructure our operations or particular businesses or assets. In addition, external events including acceptance of our theatrical offerings and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. We also make investments in existing or new businesses, including investments in international expansion of our business and in new business lines. In recent years, such investments have included expansion and repurposing of certain of our theme park attractions and participation in a joint venture that is constructing a theme park in Shanghai, China. Some of these investments may have short-term returns that are negative or low and the ultimate business prospects of the businesses may be uncertain. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring.
Turmoil in the financial markets could increase our cost of borrowing and impede access to or increase the cost of financing our operations and investments.
Past disruptions in the U.S. and global credit and equity markets made it difficult for many businesses to obtain financing on acceptable terms. These conditions tended to increase the cost of borrowing and if they recur, our cost of borrowing could increase and it may be more difficult to obtain financing for our operations or investments. In addition, our borrowing costs can be affected by short- and long-term debt ratings assigned by independent rating agencies that are based, in significant part, on the Company’s performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. Past disruptions in the global financial markets also impacted some of the financial institutions with which we do business. A similar decline in the financial stability of financial institutions could affect our ability to secure credit-worthy counterparties for our interest rate and foreign currency hedging programs and could affect our ability to settle existing contracts.
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
With approximately 175,000 employees, our profitability is substantially affected by costs of pension benefits and current and postretirement medical benefits. We may experience significant increases in these costs as a result of macro-economic factors, which are beyond our control, including increases in the cost of health care. In addition, changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. These macroeconomic factors as well as a decline in the fair value of pension and postretirement medical plan assets may put upward pressure on the cost of providing pension and postretirement medical benefits and may increase future funding contributions. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.
Our results may be adversely affected if long-term programming or carriage contracts are not renewed on sufficiently favorable terms.
We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sporting events and other programs, and contracts for the distribution of our programming to MVPDs. As these contracts expire, we must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose programming rights or distribution rights. Even if these contracts are renewed, the cost of obtaining programming rights may increase (or increase at faster rates than our historical experience) or the terms on which we distribute programming (including the breadth of distribution by a carrier) may reduce revenue from distribution of programs (or increase revenue at slower rates than our historical experience). With respect to the acquisition of programming rights, particularly sports programming rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.
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
Our operations in non-U.S. jurisdictions are in many cases subject to the laws of the jurisdictions in which they operate rather than U.S. law. Laws in some jurisdictions differ in significant respects from those in the U.S., and these differences can affect our ability to react to changes in our business and our rights or ability to enforce rights may be different than would be expected under U.S. law. Moreover, enforcement of laws in some overseas jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. In addition, the business and political climate in some jurisdictions may encourage corruption, which could reduce our ability to compete successfully in those jurisdictions while remaining in compliance with local laws or United States anti-corruption laws applicable to our businesses. As a result, our ability to generate revenue and our expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. law governed these operations.
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

Provisions in our corporate documents and Delaware state law could delay or prevent a change of control.
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

•
Revenues in our Consumer Products segment are influenced by seasonal consumer purchasing behavior, which generally results in higher revenues during the Company's first fiscal quarter, and by the timing and performance of theatrical releases and cable programming broadcasts.

•
Revenues in our Interactive segment fluctuate due to the timing and performance of video game releases, which are determined by several factors, including theatrical releases and cable programming broadcasts, competition and the timing of holiday periods. Revenues from certain of our internet and mobile operations are subject to similar seasonal trends.

Accordingly, if a short-term negative impact on our business occurs during a time of high seasonal demand (such as hurricane damage to our parks during the summer travel season), the effect could have a disproportionate effect on the results of that business for the year.
The Company’s acquisition of Lucasfilm is expected to cause short-term dilution in earnings per share and there can be no assurance that anticipated improvements in earnings per share will be realized.
On December 21, 2012, the Company acquired Lucasfilm Ltd. LLC in a merger transaction in which the Company distributed 37.1 million shares and paid $2.2 billion in cash. We expect that the merger will initially result in lower earnings per share than we would have earned in the absence of the merger. We expect that over time the merger will yield benefits to the combined company such that the merger will ultimately be accretive to earnings per share. However, there can be no assurance that the increase in earnings per share expected in the long term will be achieved. In order to achieve increases in earnings per share as a result of the merger, the combined company will, among other things, need to effectively continue the successful operations of Lucasfilm after the merger, develop successful new content (including future feature films) based on Lucasfilm’s intellectual property and successfully integrate Lucasfilm’s products into the combined company’s various distribution channels.

ITEM 1B.	Unresolved Staff Comments
The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2013 fiscal year and that remain unresolved.

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

Location	Property / Approximate Size	Use	Business Segment(1)
Burbank, CA	Land (52 acres) & Buildings (2,130,000 ft2)	Owned Office/Production/Warehouse	Corp/Studio/Media/CP/P&R

Burbank, CA & surrounding cities(2)	Buildings (1,260,000 ft2)	Leased Office/Warehouse (includes 8,000 ft2 sublet to third-party tenants)	Corp/Studio/Media/CP/ Interactive

Glendale, CA & surrounding cities(2)	Land (150 acres) & Buildings (2,790,000 ft2)	Owned Office/Warehouse (includes 357,000 ft2 sublet to third-party tenants)	Corp/Studio/Media/CP/ P&R/Interactive

Glendale, CA	Buildings (210,000 ft2)	Leased Office/Warehouse	Corp/Media/P&R

Los Angeles, CA	Land (22 acres) & Buildings (600,000 ft2)	Owned Office/Production/Technical	Media

Los Angeles, CA	Buildings (225,000 ft2)	Leased/Office/Production/Technical/ Theater (includes 14,000 ft2 sublet to third-party tenants)	Media/Studio

New York, NY	Land (6.5 acres) & Buildings (1,435,000 ft2)	Owned Office/Production/Technical	Media/Corp

New York, NY	Buildings (300,000 ft2)	Leased Office/Production/Theater/Warehouse (includes 23,000 ft2 sublet to third-party tenants)	Corp/Studio/Media /Interactive

Bristol, CT	Land (117 acres) & Buildings (960,000 ft2)	Owned Office/Production/Technical	Media

Bristol, CT	Buildings (443,000 ft2)	Leased Office/Warehouse/Technical	Media

Emeryville, CA	Land (20 acres) & Buildings (430,000 ft2)	Owned Office/Production/Technical	Studio

Emeryville, CA	Buildings (80,000 ft2)	Leased Office/Storage	Studio

San Francisco, CA	Buildings (550,000 ft2)	Leased Office/Production/Technical/Theater	Studio/Media/CP/ P&R/Interactive

USA & Canada	Land and Buildings (Multiple sites and sizes)	Owned and Leased Office/ Production/Transmitter/Retail/Theaters/ Warehouse	Corp/Studio/Media/CP/ P&R/Interactive

Hammersmith, England	Building (280,000 ft2)	Leased Office	Corp/Studio/Media/CP/ P&R/Interactive

Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Leased Office/Retail/Warehouse	Corp/Studio/Media/CP/ P&R/Interactive

(1)	Corp – Corporate, CP – Consumer Products, P&R – Parks and Resorts

(2)	Surrounding cities include North Hollywood, CA and Sun Valley, CA

ITEM 3. Legal Proceedings

As disclosed in Note 14 to the Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 14 relating to certain legal matters is incorporated herein by reference.

The Company, together with, in some instances, certain of its directors and officers, is a defendant or codefendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of these actions.

ITEM 4. Mine Safety Disclosures
Not applicable.

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
At September 28, 2013, the executive officers of the Company were as follows:

Name	Age	Title	Executive Officer Since
Robert A. Iger	62	Chairman and Chief Executive Officer(1)	2000
James A. Rasulo	57	Senior Executive Vice President and Chief Financial Officer(2)	2010
Alan N. Braverman	65	Senior Executive Vice President, General Counsel and Secretary	2003
Kevin A. Mayer	51	Executive Vice President, Corporate Strategy and Business Development	2005
Christine M. McCarthy	58	Executive Vice President, Corporate Real Estate, Alliances and Treasurer	2005
Mary Jayne Parker	52	Executive Vice President and Chief Human Resources Officer(3)	2009

(1)	Mr. Iger was appointed Chairman of the Board and Chief Executive Officer effective March 13, 2012. He was President and Chief Executive Officer from October 2, 2005 through that date.

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

	Sales Price
	High	Low
2013
4th Quarter	$67.65	$60.41
3rd Quarter	67.89	56.15
2nd Quarter	57.82	48.80
1st Quarter	53.15	46.53
2012
4th Quarter	$53.40	$46.85
3rd Quarter	48.95	40.88
2nd Quarter	44.50	37.94
1st Quarter	37.80	28.19
The Company declared a $0.75 per share dividend ($1.3 billion) on November 28, 2012 related to fiscal 2012, which was paid on December 28, 2012. The Board of Directors has not declared a dividend related to fiscal 2013 as of the date of this report.
As of September 28, 2013, the approximate number of common shareholders of record was 956,025.
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 28, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 30, 2013 – July 31, 2013	6,678,487	$64.71	6,611,400	176 million
August 1, 2013 – August 31, 2013	8,609,651	63.20	8,546,900	168 million
September 1, 2013 – September 28, 2013	6,727,762	63.73	6,661,600	161 million
Total	22,015,900	63.82	21,819,900	161 million

(1)
196,000 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)
Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On March 22, 2011, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 6. Selected Financial Data
(in millions, except per share data)

	2013 (1)	2012 (2)	2011 (3)	2010 (4)	2009 (5)
Statements of income
Revenues	$45,041	$42,278	$40,893	$38,063	$36,149
Net income	6,636	6,173	5,258	4,313	3,609
Net income attributable to Disney	6,136	5,682	4,807	3,963	3,307
Per common share
Earnings attributable to Disney
Diluted	$3.38	$3.13	$2.52	$2.03	$1.76
Basic	3.42	3.17	2.56	2.07	1.78
Dividends	0.75	0.60	0.40	0.35	0.35
Balance sheets
Total assets	$81,241	$74,898	$72,124	$69,206	$63,117
Long-term obligations	17,337	17,876	17,717	16,234	16,939
Disney shareholders’ equity	45,429	39,759	37,385	37,519	33,734
Statements of cash flows
Cash provided (used) by:
Operating activities	$9,452	$7,966	$6,994	$6,578	$5,319
Investing activities	(4,676)	(4,759)	(3,286)	(4,523)	(1,755)
Financing activities	(4,214)	(2,985)	(3,233)	(2,663)	(3,111)

(1)
During fiscal 2013, the Company completed a cash and stock acquisition for the outstanding capital stock of Lucasfilm for $4.1 billion (see Note 3 to the Consolidated Financial Statements for further discussion). In addition, results for the year include a charge related to the Celador litigation ($0.11 per diluted share) (see Note 14 to the Consolidated Financial Statements), restructuring and impairment charges ($0.07 per diluted share), a charge related to an equity redemption by Hulu (Hulu Equity Redemption) ($0.02 per diluted share) (see Note 3 to the Consolidated Financial Statements), favorable tax adjustments related to an increase in the amount of prior-year foreign earnings considered to be indefinitely reinvested outside of the United States and favorable tax adjustments related to pre-tax earnings in prior years ($0.12 per diluted share) and gains in connection with the sale of our equity interest in ESS and certain businesses ($0.08 per diluted share). These items collectively resulted in a net adverse impact of $0.01 per diluted share.

(2)
The fiscal 2012 results include a non-cash gain in connection with the acquisition of a controlling interest in UTV ($0.06 per diluted share) (see Note 3 to the Consolidated Financial Statements for further discussion), a recovery of a previously written-off receivable from Lehman Brothers ($0.03 per diluted share), restructuring and impairment charges ($0.03 per diluted share) and costs related to the Disneyland Paris debt refinancing (rounded to $0.00 per diluted share) (see Note 8 to the Consolidated Financial Statements). These items collectively resulted in a net positive benefit of $0.06 per diluted share.

(3)
The fiscal 2011 results include restructuring and impairment charges that rounded to $0.00 per diluted share and a net after tax loss on the sales of businesses including Miramax ($0.02 per diluted share) (see Note 4 to the Consolidated Financial Statements), which collectively resulted in a net adverse impact of $0.02 per diluted share.

(4)
During fiscal 2010, the Company completed a cash and stock acquisition for the outstanding capital stock of Marvel for $4.2 billion. In addition, results include restructuring and impairment charges ($0.09 per diluted share), gains on the sales of investments in two television services in Europe ($0.02 per diluted share), a gain on the sale of the Power Rangers property ($0.01 per diluted share), and an accounting gain related to the acquisition of The Disney Store Japan ($0.01 per diluted share). These items collectively resulted in a net adverse impact of $0.04 per diluted share.

(5)
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
(in millions, except per share data)

				% Change Better/(Worse)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenues	$45,041	$42,278	$40,893	7%	3%
Costs and expenses	(35,591)	(33,415)	(33,112)	(7)%	(1)%
Restructuring and impairment charges	(214)	(100)	(55)	>(100)%	(82)%
Other income /(expense), net	(69)	239	75	nm	>100%
Net interest expense	(235)	(369)	(343)	36%	(8)%
Equity in the income of investees	688	627	585	10%	7%
Income before income taxes	9,620	9,260	8,043	4%	15%
Income taxes	(2,984)	(3,087)	(2,785)	3%	(11)%
Net income	6,636	6,173	5,258	8%	17%
Less: Net income attributable to noncontrolling interests	(500)	(491)	(451)	(2)%	(9)%
Net income attributable to The Walt Disney Company (Disney)	$6,136	$5,682	$4,807	8%	18%
Earnings per share attributable to Disney:
Diluted	$3.38	$3.13	$2.52	8%	24%
Basic	$3.42	$3.17	$2.56	8%	24%
Weighted average number of common and common equivalent shares outstanding:
Diluted	1,813	1,818	1,909
Basic	1,792	1,794	1,878
Organization of Information
Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Consolidated Results

•	Business Segment Results — 2013 vs. 2012

•	Non-Segment Items — 2013 vs. 2012

•	Pension and Postretirement Medical Benefit Costs

•	Business Segment Results — 2012 vs. 2011

•	Non-Segment Items — 2012 vs. 2011

•	Liquidity and Capital Resources

•	Contractual Obligations, Commitments, and Off Balance Sheet Arrangements

•	Accounting Policies and Estimates

•	Forward-Looking Statements
CONSOLIDATED RESULTS
2013 vs. 2012
Revenues for fiscal 2013 increased 7%, or $2.8 billion, to $45.0 billion; net income attributable to Disney increased 8%, or $454 million, to $6.1 billion; and diluted earnings per share attributable to Disney (EPS) for the year increased 8% or $0.25 to $3.38.

Net income attributable to Disney for fiscal 2013 was impacted by the following:

•	A $321 million charge related to the Celador litigation

•	Restructuring and impairment charges totaling $214 million

•	A $55 million charge for our share of expense related to the Hulu Equity Redemption

•
Favorable tax adjustments related to an increase in the amount of prior-year foreign earnings considered to be indefinitely reinvested outside of the United States and favorable tax adjustments related to pre-tax earnings in prior years totaling $207 million

•	A $219 million gain on the sale of our 50% interest in ESPN STAR Sports (ESS) and gains of $33 million on the sale of certain businesses
Net income attributable to Disney for fiscal 2012 was impacted by the following:

•	A $184 million non-cash gain recorded in connection with the acquisition of a controlling interest in UTV (UTV Gain)

•	$79 million for the recovery of a receivable from Lehman Brothers that was written off in fiscal 2008 as a result of the Lehman Brothers bankruptcy (Lehman recovery)

•	Restructuring and impairment charges totaling $100 million

•	A $24 million net charge related to the refinancing of Disneyland Paris borrowings (DLP debt charge)
A summary of the impact of the items listed above on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)	After-Tax Income/(Loss)	EPS Favorable/(Adverse)(3)
Year Ended September 28, 2013:
Celador litigation charge	$(321)	$119	$(202)	$(0.11)
Restructuring and impairment charges(1)	(214)	78	(136)	(0.07)
Hulu Equity Redemption charge(2)	(55)	20	(35)	(0.02)
Gain on sale of businesses and equity interest in ESS(1)	252	(48)	204	0.08
Favorable tax adjustments	—	207	207	0.12
Total	$(338)	$376	$38	$(0.01)

Year Ended September 29, 2012:
UTV Gain	$184	$(68)	$116	$0.06
Lehman recovery	79	(29)	50	0.03
Restructuring and impairment charges	(100)	37	(63)	(0.03)
DLP debt charge(1)	(24)	4	(20)	—
Total	$139	$(56)	$83	$0.06
(1) EPS has been adjusted for any noncontrolling interest share.

(2)	See Note 3 of the Consolidated Financial Statements for discussion of the Hulu Equity Redemption charge.
(3) Total may not equal the sum of the column due to rounding.
Aside from the $0.07 adverse year-over-year impact of the items discussed above, the EPS increase in fiscal 2013 reflected improved performance across all of our segments, except for Studio Entertainment, along with lower net interest expense driven by lower effective interest rates. Parks and Resorts operating income growth was driven by higher average guest spending and attendance at our domestic parks, partially offset by higher operating costs. Growth at Media Networks was driven by increased MVPD fees (Affiliate Fees) due to contractual rate increases, higher advertising revenues at ESPN and ABC and higher equity earnings from AETN, partially offset by higher programming costs at ESPN and ABC primetime. Consumer Products operating income growth was due to improved merchandise licensing results and the inclusion of Lucasfilm. The improvement at Interactive was driven by the release of Disney Infinity. Lower operating income at Studio Entertainment was driven by lower unit sales in home entertainment, partially offset by increased subscription video on demand (SVOD) sales in the current year and lower film impairments.

2012 vs. 2011
Revenues for fiscal 2012 increased 3%, or $1.4 billion, to $42.3 billion; net income attributable to Disney increased 18%, or $875 million, to $5.7 billion; and EPS for the year increased 24% to $3.13.
Net income attributable to Disney for fiscal 2011 included restructuring and impairment charges and gains on the sale of businesses as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)	After-Tax Income/(Loss)	EPS Favorable/(Adverse)
Restructuring and impairment charges	$(55)	$47	$(8)	$—
Gains on sales of businesses	75	(107)	(32)	(0.02)
	$20	$(60)	$(40)	$(0.02)
Restructuring and impairment charges included an impairment of assets that had tax basis significantly in excess of book value resulting in a $47 million tax benefit on the restructuring and impairment charges. The gains on sales of businesses included the sale of Miramax, which had a book value that included $217 million of allocated goodwill, which is not tax deductible. Accordingly, the taxable gain on the sales of businesses exceeded the $75 million book gain resulting in tax expense of $107 million.
Aside from the $0.08 year-over-year benefit of the items discussed above, the EPS increase in fiscal 2012 reflected improved operating results across all of our operating segments. Improved results at Media Networks were driven by higher cable Affiliate Fees and advertising revenue and an increase in ABC program sales. These increases were partially offset by increased sports programming costs and lower broadcast advertising revenue. Growth at Parks and Resorts was driven by higher guest spending and attendance at our domestic parks and resorts, partially offset by higher operating costs. The increase at Studio Entertainment reflected improved results at our theatrical business driven by Marvel’s The Avengers, partially offset by higher film cost write-downs. Consumer Products growth was driven by higher merchandise licensing revenue due to the strength of Marvel properties. The increase at Interactive was driven by improved social game performance due to lower acquisition accounting impacts and improved results at our console game business.
Restructuring and Impairment Charges
The Company recorded $214 million, $100 million and $55 million of restructuring and impairment charges in fiscal years 2013, 2012 and 2011, respectively. Charges in fiscal 2013 were due to severance, contract and lease termination costs and intangible and other asset impairments. The charges include amounts incurred in connection with the acquisition of Lucasfilm. Charges in fiscal 2012 were primarily due to severance, lease termination costs and the write-off of an intellectual property asset. Charges in fiscal 2011 were due to severance costs and asset impairments. Charges in each fiscal year were largely due to organizational and cost structure initiatives across various of our businesses.
Other Income/(Expense), net
Other income/(expense) is as follows (in millions):

	2013	2012	2011
Celador litigation charge	$(321)	$—	$—
Gain on sale of equity interest in ESS	219	—	—
Gains on sale of Miramax and other businesses	33	—	75
Gain related to the acquisition of UTV	—	184	—
Lehman recovery	—	79	—
DLP debt charge	—	(24)	—
Other income/(expense), net	$(69)	$239	$75

BUSINESS SEGMENT RESULTS — 2013 vs. 2012
Below is a discussion of the major revenue and expense categories for our business segments. Costs and expenses for each segment consist of operating expenses, selling, general, administrative and other expenses and depreciation and amortization. Selling, general, administrative and other costs include third-party and internal marketing expenses.
Our Media Networks segment generates revenue from Affiliate Fees charged to MVPDs and Network affiliated stations, advertising revenues from the sale to advertisers of time in programs for commercial announcements and other revenues, which include the sale and distribution of television programming. Significant operating expenses include programming and production costs, technical support costs, distribution costs and operating labor.
Our Parks and Resorts segment generates revenue from the sale of admissions to theme parks, the sale of food, beverage and merchandise, charges for room nights at hotels, sales of cruise vacation packages and sales and rentals of vacation club properties. Significant operating expenses include operating labor, costs of sales, repairs and maintenance, utilities, information technology and property taxes.
Our Studio Entertainment segment generates revenue from the distribution of films in the theatrical, home entertainment, television markets, music distribution and ticket sales and licensing revenues from live entertainment events. Significant operating expenses include film cost amortization, which consists of production cost and participations and residuals expense amortization, distribution expenses and costs of sales.
Our Consumer Products segment generates revenue from licensing characters from our film, television and other properties to third parties for use on consumer merchandise, publishing children’s books and magazines and comic books, and operating retail stores, English language learning centers and internet shopping sites. Significant operating expenses include costs of goods sold and distribution expenses, operating labor and retail occupancy costs.
Our Interactive segment generates revenue from the development and sale of multi-platform console games, subscriptions to and micro transactions for online and mobile games, content and handset revenue from our Disney-branded mobile phone business in Japan, and online advertising and sponsorships. Certain properties are also licensed to third-party game publishers. Significant operating expenses include cost of goods sold and distribution expense and product development.

				% Change Better/(Worse)
(in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenues:
Media Networks	$20,356	$19,436	$18,714	5%	4%
Parks and Resorts	14,087	12,920	11,797	9%	10%
Studio Entertainment	5,979	5,825	6,351	3%	(8)%
Consumer Products	3,555	3,252	3,049	9%	7%
Interactive	1,064	845	982	26%	(14)%
	$45,041	$42,278	$40,893	7%	3%
Segment operating income (loss):
Media Networks	$6,818	$6,619	$6,146	3%	8%
Parks and Resorts	2,220	1,902	1,553	17%	22%
Studio Entertainment	661	722	618	(8)%	17%
Consumer Products	1,112	937	816	19%	15%
Interactive	(87)	(216)	(308)	60%	30%
	$10,724	$9,964	$8,825	8%	13%

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

				% Change Better/(Worse)
(in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Segment operating income	$10,724	$9,964	$8,825	8%	13%
Corporate and unallocated shared expenses	(531)	(474)	(459)	(12)%	(3)%
Restructuring and impairment charges	(214)	(100)	(55)	>(100)%	(82)%
Other income /(expense), net	(69)	239	75	nm	>100%
Net interest expense	(235)	(369)	(343)	36%	(8)%
Hulu Equity Redemption charge	(55)	—	—	nm	nm
Income before income taxes	$9,620	$9,260	$8,043	4%	15%

Media Networks
Operating results for the Media Networks segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 28, 2013	September 29, 2012
Revenues
Affiliate Fees	$10,018	$9,360	7%
Advertising	7,923	7,699	3%
Other	2,415	2,377	2%
Total revenues	20,356	19,436	5%
Operating expenses	(11,261)	(10,535)	(7)%
Selling, general, administrative and other	(2,768)	(2,651)	(4)%
Depreciation and amortization	(251)	(258)	3%
Equity in the income of investees	742	627	18%
Operating Income	$6,818	$6,619	3%
Revenues
Affiliate Fee growth of 7% was due to an increase of 7% from higher contractual rates.
Higher advertising revenues were due to an increase of $178 million at Cable Networks from $3,785 million to $3,963 million, and an increase of $46 million at Broadcasting from $3,914 million to $3,960 million. The increase at Cable Networks reflected increases of 7% due to higher units delivered and 4% due to higher rates, partially offset by a decrease of 6% due to lower ratings. Higher advertising revenues at Broadcasting reflected increases of 5% due to higher units delivered, 4% due to higher network advertising rates and 1% due to growth in online advertising, partially offset by a decrease of 8% due to lower primetime ratings.
The increase in other revenues was due to higher program sales at Broadcasting, the inclusion of revenues from Lucasfilm and higher international program syndication fees at ESPN, partially offset by lower royalties from MVPD distribution of our programs. Higher program sales reflected increased subscription revenues from programs distributed through Hulu.com. Syndication sales were comparable to the prior year as increases driven by Scandal, Revenge, Katie and Once Upon a Time were offset by decreases from Desperate Housewives, Castle and Grey's Anatomy.

Costs and Expenses
Operating expenses include programming and production costs, which increased $712 million from $8,991 million to $9,703 million. At Cable Networks, an increase in programming and production costs of $468 million was primarily due to contractual rate increases for college sports, NFL, MLB and NBA rights, production costs for new X Games events, the addition of new college football rights and more episodes of original programming at the domestic Disney Channels. At Broadcasting, programming and production costs increased $244 million driven by a shift of primetime hours from lower cost reality and primetime news to higher cost original scripted programming.
The increase in selling, general, administrative and other costs reflected higher marketing costs related to the fall launch of the ABC primetime season and an increase in labor related costs.
Equity in the Income of Investees
Income from equity investees increased to $742 million in the current year from $627 million in the prior year due to an increase at AETN primarily due to higher advertising and affiliate revenues, partially offset by higher sales and marketing and programming costs. The increase in equity income from AETN includes the benefit from an increase in the Company's ownership interest from 42% to 50%.
Segment Operating Income
Segment operating income increased 3%, or $199 million, to $6.8 billion. The increase was primarily due to increases at ESPN and the domestic Disney Channels and increased equity income from AETN, partially offset by a decrease at Broadcasting.
The following table provides supplemental revenue and operating income detail for the Media Networks segment:

	Year Ended		% Change Better / (Worse)
(in millions)	September 28, 2013	September 29, 2012
Revenues
Cable Networks	$14,453	$13,621	6%
Broadcasting	5,903	5,815	2%
	$20,356	$19,436	5%
Segment operating income
Cable Networks	$6,047	$5,704	6%
Broadcasting	771	915	(16)%
	$6,818	$6,619	3%
Restructuring and Impairment Charges
The Company recorded charges of $85 million, $14 million and $3 million related to Media Networks for fiscal years 2013, 2012 and 2011, respectively. The charges in fiscal 2013 were primarily for severance, contract settlement costs and intangible asset impairment. The charges in fiscal 2012 were primarily related to severance, and the charges in fiscal 2011 related to asset impairments. These charges were primarily related to organizational and cost structure initiatives. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 28, 2013	September 29, 2012
Revenues
Domestic	$11,394	$10,339	10%
International	2,693	2,581	4%
Total revenues	14,087	12,920	9%
Operating expenses	(8,537)	(7,928)	(8)%
Selling, general, administrative and other	(1,960)	(1,849)	(6)%
Depreciation and amortization	(1,370)	(1,241)	(10)%
Operating Income	$2,220	$1,902	17%
Revenues
Parks and Resorts revenues increased 9%, or $1.2 billion, to $14.1 billion due to an increase of $1.1 billion at our domestic operations and an increase of $112 million at our international operations.
Revenue growth of 10% at our domestic operations reflected a 5% increase from higher average guest spending and a 4% increase from volume. Increased guest spending was due to higher average ticket prices, food, beverage and merchandise spending, and average daily hotel room rates. Higher volume was due to park attendance growth, increased passenger cruise ship days and higher occupied room nights at Walt Disney World Resort and, to a lesser extent, at the Disneyland Resort. Higher passenger cruise ship days reflected the launch of the Disney Fantasy in March 2012, while the increase in occupied room nights at Walt Disney World Resort reflected the opening of Disney's Art of Animation Resort in May 2012.
Revenue growth of 4% at our international operations reflected a 4% increase from higher average guest spending at Disneyland Paris and Hong Kong Disneyland Resort, a 1% increase from higher Tokyo Disney Resort royalty revenue and a 1% increase due to the impact of foreign currency translation primarily due to the weakening of the U.S. dollar against the euro. These increases were partially offset by a 2% decrease from lower volume. Guest spending growth was due to higher average ticket prices, the opening of the World of Disney store in July 2012 at Disneyland Paris and higher average daily hotel room rates. Lower volume was due to a decline in attendance and occupied room nights at Disneyland Paris, partially offset by attendance growth at Hong Kong Disneyland Resort.
The following table presents supplemental attendance, per capita theme park guest spending and hotel statistics:

	Domestic		International (2)		Total
	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2013	Fiscal Year 2012
Parks
Increase/ (decrease)
Attendance	4%	3%	(2)%	6%	2%	4%
Per Capita Guest Spending	8%	7%	4%	1%	7%	5%
Hotels (1)
Occupancy	79%	81%	81%	85%	80%	82%
Available Room Nights (in thousands)	10,558	9,850	2,466	2,468	13,024	12,318
Per Room Guest Spending	$267	$257	$309	$299	$276	$266

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending and per room guest spending exclude the impact of foreign currency translation. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.31 and $1.30 for fiscal years 2013 and 2012, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased by $269 million from $3,825 million to $4,094 million, and cost of sales, which increased by $54 million from $1,294 million to $1,348 million. Higher operating labor was due to new guest offerings and labor cost inflation. The increase in cost of sales was primarily due to higher volumes partially offset by a lower costs per unit mix of vacation club units, reflecting sales at the Grand Floridian, which is a higher margin property. Other operating expenses, which include maintenance, utilities, information technology and property taxes, increased due to new guest offerings, inflation, higher volumes and the absence of business interruption insurance proceeds. The business interruption insurance proceeds were collected in 2012 and relate to the impact of the 2011 earthquake and tsunami in Japan on Tokyo Disney Resort. Significant new guest offerings that drove increased operating labor and other operating expenses consisted of a full year of operating the Disney Fantasy, pre-opening costs at Shanghai Disney Resort, the expansion of Disney California Adventure and a full year of Disney's Art of Animation Resort at Walt Disney World Resort.

The increase in selling, general, administrative and other costs was primarily due to information technology spending related to MyMagic+.

The increase in depreciation and amortization was primarily due to new guest offerings at Walt Disney World Resort and Disney California Adventure, costs associated with the refurbishment of the Disney Magic and a full year of depreciation for the Disney Fantasy.
Segment Operating Income
Segment operating income increased 17%, or $318 million, to $2,220 million due to increases at our domestic parks and resorts, Disney Vacation Club and Hong Kong Disneyland Resort, partially offset by a decrease at Disneyland Paris and higher pre-opening costs at Shanghai Disney Resort.

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 28, 2013	September 29, 2012
Revenues
Theatrical distribution	$1,870	$1,470	27%
Home entertainment	1,750	2,221	(21)%
Television and SVOD distribution and other	2,359	2,134	11%
Total revenues	5,979	5,825	3%
Operating expenses	(3,012)	(2,908)	(4)%
Selling, general, administrative and other	(2,145)	(2,053)	(4)%
Depreciation and amortization	(161)	(142)	(13)%
Operating Income	$661	$722	(8)%

Revenues
Higher theatrical distribution revenues were driven by two Disney feature animation releases in the current year, Wreck-It Ralph and Planes, compared to none in the prior year. Other significant titles in release were Iron Man 3, Monsters University, Oz The Great and Powerful, The Lone Ranger and Lincoln in the current year compared to Marvel's The Avengers, Brave, John Carter and The Muppets in the prior year.
Lower home entertainment revenue reflected a 19% decrease from a decline in unit sales. The decrease in unit sales was driven by the performance of Brave, Wreck-It Ralph and Iron Man 3 in the current year compared to Marvel's The Avengers, Cars 2, The Lion King Diamond Release and Pirates of the Caribbean: On Stranger Tides in the prior year along with lower catalog sales.
The increase in television and SVOD (TV/SVOD) distribution and other revenue was driven by domestic SVOD sales of library titles in the current year and the inclusion of Lucasfilm's special effects business.
Cost and Expenses
Operating expenses included an increase of $121 million in film cost amortization, from $1,685 million to $1,806 million, driven by more significant titles in theatrical release in the current year, including the two feature animation releases, and higher TV/SVOD revenues. Other significant titles in release included Iron Man 3, Oz The Great and Powerful, The Lone Ranger, Monsters University and Lincoln in the current year compared to Marvel's The Avengers, Brave, John Carter and The Muppets. These increases were partially offset by the impact of lower home entertainment unit sales and lower film impairments. Lower film impairments were due to the write-down of The Lone Ranger in the current year compared to the write-down of John Carter and higher development costs write-offs in the prior year. Operating expenses also include distribution costs and cost of goods sold, which decreased $17 million from $1,223 million to $1,206 million driven by a decline in home entertainment unit sales, partially offset by the inclusion of Lucasfilm's special effects business in the current year.
The increase in selling, general, administrative and other costs was primarily due to higher theatrical marketing expenses driven by two Disney feature animation releases in the current year compared to none in the prior year, partially offset by a decrease in home entertainment marketing.
The increase in depreciation and amortization was due to amortization of intangible assets resulting from the acquisition of Lucasfilm.
Segment Operating Income
Segment operating income decreased 8% to $661 million primarily due to lower results at our home entertainment business, partially offset by an increase in television and SVOD distribution results and lower film cost write-downs in the current year.
Restructuring and Impairment Charges
The Company recorded charges of $18 million, $18 million and $33 million related to Studio Entertainment for fiscal years 2013, 2012 and 2011, respectively. The charges in fiscal 2013 were primarily for severance costs. The charges in fiscal 2012 were primarily due to an impairment of an intangible asset. The charges in fiscal 2011 were primarily for severance and related costs. The severance costs in fiscal 2013 and 2011 were related to organizational and cost structure initiatives. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Consumer Products
Operating results for the Consumer Products segment are as follows:

	Year Ended (1)		% Change Better / (Worse)
(in millions)	September 28, 2013	September 29, 2012
Revenues
Licensing and publishing	$2,254	$2,056	10%
Retail and other	1,301	1,196	9%
Total revenues	3,555	3,252	9%
Operating expenses	(1,566)	(1,514)	(3)%
Selling, general, administrative and other	(731)	(686)	(7)%
Depreciation and amortization	(146)	(115)	(27)%
Operating Income	$1,112	$937	19%

(1) Certain reclassifications have been made to the operating and selling, general and administrative expense amounts presented for fiscal 2012 and fiscal 2011 to conform to the fiscal 2013 presentation. The reclassifications reflect, in part, changes to our organizational structure following leadership changes in the Consumer Products segment in fiscal 2012.

Revenues
Licensing and publishing revenues increased 10% due to increases of 8% from licensing and 2% from publishing. The increase at licensing was due to the inclusion of revenues from Lucasfilm and the performance of Disney Junior, Monsters University, Mickey and Minnie, Iron Man and Planes merchandise, partially offset by lower earned revenue from Cars and Winnie the Pooh merchandise. Merchandise Licensing growth also benefited from higher recognition of minimum guarantees and a licensee audit settlement. The increase at publishing was due to international sales of books based on Disney Channel properties and higher revenues at our English language learning centers in China.
Retail and other revenue increased 9% due to an increase at our retail business, driven by higher comparable store sales growth in North America, Japan and Europe, a new wholesale distribution business in North America, increased online sales in North America and Europe, and the benefit of store format changes in North America and Japan. These increases were partially offset by an unfavorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Japanese yen.
Costs and Expenses
Operating expenses included an increase of $48 million in cost of goods sold, from $593 million to $641 million, due to higher sales at our retail business. Operating expenses also include labor, occupancy and distribution costs and increased 2% primarily due to higher labor and occupancy costs, partially offset by a decrease of 1% from the favorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Japanese yen.
The increase in selling, general, administrative and other costs was primarily due to the inclusion of Lucasfilm and higher technology development costs.
The increase in depreciation and amortization was due to amortization of intangible assets resulting from the acquisition of Lucasfilm.
Segment Operating Income
Segment operating income increased 19% to $1,112 million due to increases at our licensing, retail and publishing businesses.
Restructuring and Impairment Charges
The Company recorded charges totaling $49 million and $34 million related to Consumer Products for fiscal years 2013 and 2012, respectively. The charges in fiscal 2013 and fiscal 2012 were primarily due to severance costs from organizational and cost structure initiatives. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Interactive
Operating results for the Interactive segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 28, 2013	September 29, 2012
Revenues
Game sales and subscriptions	$798	$613	30%
Advertising and other	266	232	15%
Total revenues	1,064	845	26%
Operating expenses	(658)	(583)	(13)%
Selling, general, administrative and other	(449)	(429)	(5)%
Depreciation and amortization	(44)	(49)	10%
Operating Loss	$(87)	$(216)	60%

Revenues
The increase in game sales and subscriptions revenue was driven by an increase of 25% from higher self-published console game revenues due to the fourth quarter release of Disney Infinity and 7% due to the inclusion of Lucasfilm's interactive games business.

Higher advertising and other revenue was driven by the full-year impact of an agreement that started in February 2012 at our Japan mobile business, which drove an increase in licensing revenue for handset sales and content, partially offset by an unfavorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Japanese yen.
Costs and Expenses
Operating expenses included an $80 million increase in cost of sales from $252 million to $332 million and a $5 million decrease in product development costs from $331 million to $326 million. Higher cost of sales was due to the release of Disney Infinity and the inclusion of Lucasfilm.
The increase in selling, general, administrative and other costs was due to higher marketing costs at our console games business in connection with the release of Disney Infinity, partially offset by the favorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Japanese yen.
Segment Operating Loss
Segment operating loss decreased from $216 million to $87 million due to improved results at our console games and Japan mobile businesses.
Restructuring and Impairment Charges
The Company recorded charges totaling $11 million, $21 million and $22 million related to Interactive for fiscal years 2013, 2012 and 2011, respectively, which were primarily for severance costs from organizational and cost structure initiatives. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

NON-SEGMENT ITEMS – 2013 vs. 2012
Corporate and Unallocated Shared Expenses
Corporate and unallocated shared expenses increased 12%, from $474 million to $531 million. The increase reflects higher labor costs and charitable contributions.
Net Interest Expense
Net interest expense is as follows:

(in millions)	2013	2012	% Change Better/(Worse)
Interest expense	$(349)	$(472)	26%
Interest and investment income	114	103	11%
Net interest expense	$(235)	$(369)	36%
The decrease in interest expense was due to lower effective interest rates.
The increase in interest and investment income was due to gains on sales of investments, partially offset by higher write-downs of investments.
Effective Income Tax Rate

	2013	2012	Change Better/(Worse)
Effective income tax rate	31.0%	33.3%	2.3	ppt
The effective tax rate decreased 2.3 percentage points for the year primarily due to an increase in the amount of prior-year foreign earnings considered to be indefinitely reinvested outside of the United States, which are subject to foreign tax rates lower than the federal statutory income tax rate and from favorable tax adjustments related to pre-tax earnings in prior years.

Noncontrolling Interests
Net income attributable to noncontrolling interests for the year increased $9 million to $500 million due to higher net income at ESPN. This increase was partially offset by lower income recognition at Hong Kong Disneyland Resort due to the timing of recognition of royalty and management fee expense and the impact of pre-opening costs at Shanghai Disney Resort.
The net income attributable to noncontrolling interests is determined on income after royalties, financing costs and income taxes.

PENSION AND POSTRETIREMENT MEDICAL BENEFIT COSTS
Pension and postretirement medical benefit plan costs affect results in all of our segments, with approximately one-half of these costs being borne by the Parks and Resorts segment. The Company recognized pension and postretirement medical benefit plan expenses of $698 million, $626 million and $576 million for fiscal years 2013, 2012 and 2011, respectively. The increase in fiscal 2013 was driven by a decrease in the assumed discount rate used to measure the present value of plan obligations. The assumed discount rate reflects market rates for high-quality corporate bonds currently available and was determined by considering the average of yield curves constructed from a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.
In fiscal 2014, we expect pension and postretirement medical costs to decrease from $698 million to $320 million, including $146 million of recognition of net actuarial losses. The decrease in pension and postretirement medical costs is driven by a higher assumed discount rate. Pension and postretirement medical costs for fiscal 2013 included $458 million of recognition of net actuarial losses. The increase in the discount rate also resulted in a decrease in the underfunded status of our plans from $4.8 billion to $1.9 billion and a decrease in unrecognized pension and postretirement medical expense to $2.0 billion ($1.2 billion after tax) as of September 28, 2013. If our future investment returns do not exceed our long-term expected returns and/or discount rates do not increase, a significant portion of the unrecognized pension and postretirement medical costs will be recognized as a net actuarial loss in our income statement over approximately the next 9 years. See Note 10 to the Consolidated Financial Statements for further details of the impacts of our pension and postretirement medical plans on our financial statements. During fiscal 2013, the Company contributed $505 million to its pension and postretirement medical plans including discretionary contributions above the minimum requirements for pension plans. The Company currently expects pension and postretirement medical plan contributions in fiscal 2014 to total approximately $275 million to $325 million. Final minimum funding requirements for fiscal 2014 will be determined based on our January 1, 2014 funding actuarial valuation, which will be available in late fiscal 2014. See “Item 1A – Risk Factors” for the impact of factors affecting pension and postretirement medical costs.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES
The Company has a foreign exchange risk management program that is intended to reduce earnings fluctuations associated with foreign currency exchange rate changes.  As part of this program, we enter into foreign currency derivative contracts designed to hedge projected foreign currency denominated operating income exposures for periods that generally do not exceed four years. Based on our current hedge portfolio and other potential currency impacts in fiscal 2014, we currently project an adverse impact to growth in segment operating income in fiscal 2014 of approximately $200 million, driven by a decline in the Japanese yen since the beginning of fiscal 2013.

BUSINESS SEGMENT RESULTS – 2012 vs. 2011
Media Networks
Operating results for the Media Networks segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2012	October 1, 2011
Revenues
Affiliate Fees	$9,360	$8,837	6%
Advertising	7,699	7,598	1%
Other	2,377	2,279	4%
Total revenues	19,436	18,714	4%
Operating expenses	(10,535)	(10,282)	(2)%
Selling, general, administrative and other	(2,651)	(2,633)	(1)%
Depreciation and amortization	(258)	(237)	(9)%
Equity in the income of investees	627	584	7%
Operating Income	$6,619	$6,146	8%

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
The increase in other revenues was primarily due to higher program sales at Broadcasting driven by Castle, Once Upon a Time and Revenge, partially offset by lower home entertainment revenues, primarily due to Lost, and lower Disney Channel program sales.
Costs and Expenses
Operating expenses include programming and production costs, which increased $231 million from $8,760 million to $8,991 million. At Cable Networks, an increase in programming and production costs of $359 million was primarily due to higher sports rights costs due to contractual rate increases for college sports, NFL, MLB and NBA programming and expanded rights for the Wimbledon Championships. At Broadcasting, programming and production costs decreased $128 million reflecting the absence of The Oprah Winfrey Show at our local television stations and lower program write-offs at ABC.
Equity in the Income of Investees
Income from equity investees increased to $627 million in the current year from $584 million in the prior year driven by an increase at AETN primarily due to higher advertising and affiliate revenues, partially offset by higher programming costs. This increase was partially offset by equity losses at Hulu, which were driven by higher programming and marketing costs, partially offset by higher advertising and subscription revenues.
Segment Operating Income
Segment operating income increased 8%, or $473 million, to $6.6 billion. The increase was primarily due to increases at ESPN and the worldwide Disney Channels and higher equity income from AETN.

The following table provides supplemental revenue and operating income detail for the Media Networks segment:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2012	October 1, 2011
Revenues
Cable Networks	$13,621	$12,877	6%
Broadcasting	5,815	5,837	—%
	$19,436	$18,714	4%
Segment operating income
Cable Networks	$5,704	$5,233	9%
Broadcasting	915	913	—%
	$6,619	$6,146	8%

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2012	October 1, 2011
Revenues
Domestic	$10,339	$9,302	11%
International	2,581	2,495	3%
Total revenues	12,920	11,797	10%
Operating expenses	(7,928)	(7,383)	(7)%
Selling, general, administrative and other	(1,849)	(1,696)	(9)%
Depreciation and amortization	(1,241)	(1,165)	(7)%
Operating Income	$1,902	$1,553	22%
Revenues
Parks and Resorts revenues increased 10%, or $1.1 billion, to $12.9 billion due to an increase of $1.0 billion at our domestic operations and an increase of $86 million at our international operations.
Revenue growth of 11% at our domestic operations reflected a 5% increase from higher average guest spending and a 5% increase from volume. Increased guest spending was primarily due to higher average ticket prices, food and beverage spending, and daily hotel room rates. The volume increase was driven by higher passenger cruise days from the Disney Fantasy and the Disney Dream, which launched in March 2012 and January 2011, respectively, increased attendance at our domestic parks reflecting strong growth at Disneyland Resort, which benefited from the opening of Cars Land at Disney California Adventure and an increase in occupied room nights at Aulani, our hotel and vacation club resort in Hawaii, which opened in August 2011.
Revenue growth of 3% at our international operations reflected a 3% increase from higher average guest spending, a 3% increase from higher attendance and a 3% increase from higher royalty revenue from Tokyo Disney Resort. These increases were partially offset by a 4% decrease from the impact of foreign currency translation due to the strengthening of the U.S. dollar against the euro and a decrease of 1% from lower hotel occupancy at Disneyland Paris. Higher guest spending was primarily due to higher average daily hotel room rates and ticket prices. Higher royalty revenue from Tokyo Disney Resort reflected the impact from the earthquake and tsunami in Japan in 2011.

The following table presents supplemental attendance, per capita theme park guest spending and hotel statistics:

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

(2)
Per capita guest spending and per room guest spending exclude the impact of foreign currency translation. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.30 and $1.39 for fiscal years 2012 and 2011, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased by $285 million from $3,540 million to $3,825 million and cost of sales, which increased $96 million from $1,198 million to $1,294 million. Higher operating labor was driven by new guest offerings, labor cost inflation and higher employee benefit costs. The increase in cost of sales was driven by higher volumes. Other operating expenses, which include maintenance, utilities, investments in information technology and property taxes, increased due to new guest offerings. Significant new guest offerings that drove increased other operating expenses and operating labor were the Disney Fantasy, the Disney Dream and the expansion of Disney California Adventure. These increases were partially offset by a favorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the euro and the collection of business interruption insurance proceeds related to the earthquake and tsunami in Japan.
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

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2012	October 1, 2011
Revenues
Theatrical distribution	$1,470	$1,733	(15)%
Home entertainment	2,221	2,435	(9)%
Television and SVOD distribution and other	2,134	2,183	(2)%
Total revenues	5,825	6,351	(8)%
Operating expenses	(2,908)	(3,253)	11%
Selling, general, administrative and other	(2,053)	(2,348)	13%
Depreciation and amortization	(142)	(132)	(8)%
Operating Income	$722	$618	17%

Revenues
Lower theatrical distribution revenues were driven by fewer releases, partially offset by the strong performance of Marvel’s The Avengers.
Lower home entertainment revenue reflected a 12% decrease from a decline in unit sales reflecting lower catalog sales and the performance of the current-year titles. Significant titles in the current year included Marvel’s The Avengers and Cars 2 while the prior year included Toy Story 3 and Tangled. The decrease was partially offset by a 2% increase due to higher net effective pricing domestically, which benefited from a higher Blu-ray sales mix. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.
The decrease in TV/SVOD distribution and other revenue was driven by lower revenue share from the Consumer Products segment resulting from the prior-year performance of Cars merchandise. Television distribution revenue was comparable to the prior year as higher syndication sales in international markets was offset by lower sales in the domestic pay television market.
Cost and Expenses
Operating expenses included a decrease of $200 million in film cost amortization, from $1,885 million to $1,685 million, driven by lower home entertainment sales volume and a lower average production cost amortization rate for television distribution sales, partially offset by higher film cost write-downs. Operating expenses also include distribution costs and cost of goods sold, which decreased $145 million from $1,368 million to $1,223 million driven by a decline in home entertainment sales volume and fewer theatrical titles in release.
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

Consumer Products
Operating results for the Consumer Products segment are as follows:

	Year Ended (1)		% Change Better / (Worse)
(in millions)	September 29, 2012	October 1, 2011
Revenues
Licensing and publishing	$2,056	$1,933	6%
Retail and other	1,196	1,116	7%
Total revenues	3,252	3,049	7%
Operating expenses	(1,514)	(1,452)	(4)%
Selling, general, administrative and other	(686)	(676)	(1)%
Depreciation and amortization	(115)	(105)	(10)%
Operating Income	$937	$816	15%

(1) Certain reclassifications have been made to the operating and selling, general and administrative expense amounts presented for fiscal 2012 and fiscal 2011 to conform to the fiscal 2013 presentation. The reclassifications reflect, in part, changes to our organizational structure following leadership changes in the Consumer Products segment in fiscal 2012.

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
Costs and Expenses
Operating expenses included an increase of $26 million in cost of goods sold from $567 million to $593 million driven by increased sales volume at our retail business. Operating expenses also include labor, occupancy and distribution costs and increased by 1% due to higher distribution costs driven by higher third-party royalties and by 1% due to higher occupancy and labor costs. The increase in occupancy and labor costs was driven by the expansion of the English language learning centers in China and new retail stores in North America and Europe.
The increase in selling, general, administrative and other costs was driven by higher marketing and promotions expense.
Segment Operating Income
Segment operating income increased 15% to $937 million due to increases at our licensing and retail businesses.

Interactive
Operating results for the Interactive segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2012	October 1, 2011
Revenues
Game sales and subscriptions	$613	$768	(20)%
Advertising and other	232	214	8%
Total revenues	845	982	(14)%
Operating expenses	(583)	(675)	14%
Selling, general, administrative and other	(429)	(561)	24%
Depreciation and amortization	(49)	(54)	9%
Operating Loss	$(216)	$(308)	30%

Revenues
The decrease in game sales and subscriptions revenue was driven by decreases of 29% from lower console game unit sales and 8% from lower net effective pricing of console games reflecting the strong performance of Lego Pirates of the Caribbean, Cars 2 and Epic Mickey in the prior-year period. These decreases were partially offset by an 11% increase from higher social games revenue reflecting improved performance from current period titles and lower acquisition accounting impacts.
Higher advertising and other revenue was driven by an increase at our mobile phone business in Japan.
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
Segment Operating Loss
Segment operating loss decreased 30% to $216 million driven by improved results at our social games and online businesses, partially offset by a decrease at our console games business.

NON-SEGMENT ITEMS – 2012 vs. 2011
Corporate and Unallocated Shared Expenses
Corporate and unallocated shared expenses increased 3%, from $459 million to $474 million due to higher labor costs and charitable contributions.
Net Interest Expense
Net interest expense is as follows:

(in millions)	2012	2011	% Change Better/(Worse)
Interest expense	$(472)	$(435)	(9)%
Interest and investment income	103	92	12%
Net interest expense	$(369)	$(343)	(8)%
The increase in interest expense reflected higher average debt balances, partially offset by lower effective interest rates.
Effective Income Tax Rate

	2012	2011	Change Better/(Worse)
Effective income tax rate	33.3%	34.6%	1.3	ppt
The effective tax rate decreased 1.3 percentage points due to the impact in the prior year of the gain on the sale of Miramax, an increase in earnings from foreign operations subject to tax at rates lower than the federal statutory income tax rate, partially offset by the absence of a tax rate benefit recognized in the prior year from an impairment charge. The book value of Miramax included non-deductible goodwill such that the taxable gain on the sale of Miramax resulted in tax expense that exceeded the book gain resulting in a 1.0 percentage point adverse impact on the 2011 effective tax rate. The increase in foreign earnings subject to tax at rates lower than the U.S. federal statutory income tax rate caused a 0.3 percentage point benefit to the 2012 effective tax rate. The impairment charge in 2011 related to assets that had a tax basis in excess of book value resulting in a tax benefit that exceeded the pre-tax impairment charge resulting in a 0.3 percentage point benefit to the 2011 tax rate.
Noncontrolling Interests
Net income attributable to noncontrolling interests for the year increased $40 million to $491 million due to improved operating results at ESPN and Hong Kong Disneyland Resort, partially offset by lower operating results at Disneyland Paris including the impact of the DLP debt charge.

LIQUIDITY AND CAPITAL RESOURCES
The change in cash and cash equivalents is as follows:

(in millions)	2013	2012	2011
Cash provided by operations	$9,452	$7,966	$6,994
Cash used in investing activities	(4,676)	(4,759)	(3,286)
Cash used in financing activities	(4,214)	(2,985)	(3,233)
Impact of exchange rates on cash and cash equivalents	(18)	(20)	(12)
Increase in cash and cash equivalents	$544	$202	$463
Operating Activities
Cash provided by operating activities for fiscal 2013 increased 19% or $1.5 billion to $9.5 billion as compared to fiscal 2012.  The increase reflected higher operating cash receipts from increased revenues at Parks and Resorts, Media Networks and Consumer Products, timing of collections at Studio Entertainment, and lower pension contributions and interest payments. The decrease in interest payments was due to a significant payment of accrued interest in connection with the prior year refinancing of Disneyland Paris' borrowings.  These cash flow increases were partially offset by higher operating cash payments at Studio Entertainment, Media Networks and Parks and Resorts and the payment related to the Celador litigation.  The increase in cash payments at Studio Entertainment was driven by higher film production spending and the timing of participation payments, while the increase in cash payments at Media Networks was due to higher television programming and production spending.  The increase in cash payments at Parks and Resorts was due to higher spending on new guest offerings and labor cost inflation, partially offset by the absence of a repurchase of vacation club mortgage receivables, which occurred in the prior year.

Cash provided by operating activities for fiscal 2012 increased 14% or $1.0 billion to $8.0 billion as compared to fiscal 2011. The increase was primarily due to higher net operating cash receipts driven by higher revenues at our Parks and Resorts, Media Networks and Consumer Products businesses and lower operating cash payments at Studio Entertainment driven by lower cost of goods sold and distribution costs. These cash flow increases were partially offset by higher operating cash payments at Parks and Resorts, lower operating cash receipts at Studio Entertainment driven by lower revenues, and higher interest and income tax payments. The increase in cash payments at Parks and Resorts was driven by labor cost inflation and costs for resort expansion and new guest offerings. The increase in interest payments was primarily due to the payment of previously accrued interest on Disneyland Paris borrowings.
Depreciation expense is as follows:

(in millions)	2013	2012	2011
Media Networks
Cable Networks	$139	$141	$134
Broadcasting	99	100	95
Total Media Networks	238	241	229
Parks and Resorts
Domestic	1,041	927	842
International	327	314	323
Total Parks and Resorts	1,368	1,241	1,165
Studio Entertainment	54	48	53
Consumer Products	57	55	48
Interactive	20	17	16
Corporate	220	182	148
Total depreciation expense	$1,957	$1,784	$1,659
Amortization of intangible assets is as follows:

(in millions)	2013	2012	2011
Media Networks	$13	$17	$8
Parks and Resorts	2	—	—
Studio Entertainment	107	94	79
Consumer Products	89	60	57
Interactive	24	32	38
Corporate	—	—	—
Total amortization of intangible assets	$235	$203	$182
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
The Company’s film and television production and programming activity for fiscal years 2013, 2012 and 2011 are as follows:

(in millions)	2013	2012	2011
Beginning balances:
Production and programming assets	$5,217	$5,031	$5,451
Programming liabilities	(812)	(866)	(990)
	4,405	4,165	4,461
Spending:
Film and television production	3,835	3,385	3,184
Broadcast programming	5,093	4,763	4,588
	8,928	8,148	7,772
Amortization:
Film and television production	(3,646)	(3,330)	(3,521)
Broadcast programming	(5,233)	(4,766)	(4,583)
	(8,879)	(8,096)	(8,104)
Change in film and television production and programming costs	49	52	(332)
Other non-cash activity	35	188	36
Ending balances:
Production and programming assets	5,417	5,217	5,031
Programming liabilities	(928)	(812)	(866)
	$4,489	$4,405	$4,165
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for fiscal years 2013, 2012 and 2011 are as follows:

(in millions)	2013	2012	2011
Media Networks
Cable Networks	$176	$170	$179
Broadcasting	87	85	128
Parks and Resorts
Domestic	1,140	2,242	2,294
International	970	641	429
Studio Entertainment	78	79	118
Consumer Products	45	69	115
Interactive	13	27	21
Corporate	287	471	275
	$2,796	$3,784	$3,559
Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions, cruise ships, recurring capital and capital improvements and systems infrastructure. The decrease in capital expenditures at Parks and Resorts in fiscal 2013 compared to fiscal 2012 was primarily due to higher spending in the prior year, which included the final progress payment for the Disney Fantasy cruise ship, the expansion of Disney California Adventure, the construction of Disney's Art of Animation Resort and the development of MyMagic+, compared to the current year, which included higher spending related to the construction of the Shanghai Disney Resort. The increase in capital expenditures at Parks and Resorts in fiscal 2012 compared to fiscal 2011 was driven by resort expansion and new guest offerings at Walt Disney World Resort and construction costs at Shanghai Disney Resort, partially offset by reduced expenditures at Disneyland Resort.

Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at Corporate primarily reflect investments in corporate facilities and information technology infrastructure. The decrease in fiscal 2013 reflected higher spending in the prior year for corporate facilities and information technology infrastructure. The increase in fiscal 2012 compared to fiscal 2011 was driven by investments in corporate facilities and information technology infrastructure.
Other Investing Activities
During fiscal 2013, acquisitions totaled $2.4 billion driven by the acquisition of Lucasfilm. Proceeds from dispositions totaled $0.4 billion primarily due to the sale of our 50% equity interest in ESS.
During fiscal 2012, acquisitions totaled $1.1 billion driven by the acquisition of an incremental 43% interest in UTV and a 49% interest in Seven TV network in Russia. We also made a $300 million equity contribution to AETN.
During fiscal 2011, we received proceeds from dispositions of $0.6 billion primarily from the sale of Miramax and invested $0.2 billion in acquisitions, which included additional payments related to the fiscal 2010 acquisition of Playdom, Inc.
Financing Activities
Cash used in financing activities was $4.2 billion in fiscal 2013 compared to $3.0 billion in fiscal 2012.  The net use of cash in the current year was due to repurchases of common stock of $4.1 billion and dividends of $1.3 billion, partially offset by cash benefits associated with the exercise and vesting of equity awards of $0.8 billion and contributions from our Shanghai Disney Resort joint venture partner of $0.5 billion.  The increase in net cash used in financing activities of $1.2 billion versus the prior fiscal year was primarily due to higher repurchases of common stock of $1.1 billion.

Cash used in financing activities in fiscal 2012 was $3.0 billion compared to $3.2 billion in fiscal 2011. The net use of cash in fiscal 2012 was driven by repurchases of common stock of $3.0 billion and dividend payments of $1.1 billion, partially offset by proceeds from exercises of stock options of $1.0 billion and net borrowings of $0.4 billion. The decrease in cash used by financing activities of $0.2 billion compared to fiscal 2011 was primarily due to a decrease of $2.0 billion in repurchases of common stock, partially offset by $1.2 billion less net borrowings, an increase of $0.3 billion in dividend payments and $0.1 billion lower proceeds from exercises of stock options.
During the year ended September 28, 2013, the Company’s borrowing activity was as follows:

(in millions)	September 29, 2012	Additions	Payments	Other Activity	September 28, 2013
Commercial paper borrowings	$2,050	$—	$(2,050)	$—	$—
U.S. medium-term notes	10,117	3,780	(751)	9	13,155
European medium-term notes and other foreign currency denominated borrowings (1)	1,315	151	(728)	(229)	509
Other (2)	562	—	(30)	(183)	349
Hong Kong Disneyland Resort borrowings	267	—	—	8	275
Total	$14,311	$3,931	$(3,559)	$(395)	$14,288

(1) The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Japanese yen.
(2) The other activity is primarily market value adjustments for debt with qualifying hedges.

The Company’s bank facilities as of September 28, 2013 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2014	$1,500	$—	$1,500
Facility expiring February 2015	2,250	—	2,250
Facility expiring June 2017	2,250	—	2,250
Total	$6,000	$—	$6,000
These bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company's debt, subject to a cap and floor that vary with the Company's debt rating assigned by Moody's Investors Service and Standard and Poor's. The spread above LIBOR can range from 0.23% to 1.93%.
The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in February 2015, which if utilized, reduces available borrowings under this facility. As of September 28, 2013, $252 million of letters of credit had been issued of which none were issued under this facility.
The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
The Company paid a $0.75 per share dividend ($1.3 billion) during the first quarter of fiscal 2013 related to fiscal 2012. The Company paid a $0.60 per share dividend ($1.1 billion) during the second quarter of fiscal 2012 related to fiscal 2011. The Company paid a $0.40 per share dividend ($0.8 billion) during the second quarter of fiscal 2011 related to fiscal 2010. As of the filing date of this report, the Board of Directors had not yet declared a dividend related to fiscal 2013.
During fiscal 2013, the Company repurchased 71 million shares of its common stock for approximately $4.1 billion. During fiscal 2012, the Company repurchased 72 million shares of its common stock for approximately $3.0 billion. During fiscal 2011, the Company repurchased 135 million shares of its common stock for $5.0 billion. As of September 28, 2013, the Company had remaining authorization in place to repurchase 161 million additional shares.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. See “Item 1A – Risk Factors”. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of September 28, 2013, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on September 28, 2013, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Disneyland Paris, Hong Kong Disneyland Resort and Shanghai Disney Resort, from any representations, covenants or events of default.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS
The Company has various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. For example, the Company is contractually committed to acquire broadcast programming and make certain minimum lease payments for the use of property under operating lease agreements.

The following table summarizes our significant contractual obligations and commitments on an undiscounted basis at September 28, 2013 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings based on their contractual maturities. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements, as referenced in the table:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Borrowings (Note 8) (1)	$19,209	$1,943	$4,764	$3,536	$8,966
Operating lease commitments (Note 14)	3,544	507	764	489	1,784
Capital lease obligations (Note 14)	743	60	108	53	522
Sports programming commitments (Note 14)	48,157	4,839	9,338	8,350	25,630
Broadcast programming commitments (Note 14)	2,527	1,156	599	496	276
Total sports and other broadcast programming commitments	50,684	5,995	9,937	8,846	25,906
Other(2)	4,976	2,638	983	342	1,013
Total contractual obligations (3)	$79,156	$11,143	$16,556	$13,266	$38,191

(1)
Amounts exclude market value adjustments totaling $117 million, which are recorded in the balance sheet. Amounts include interest payments based on contractual terms for fixed rate debt, and on current interest rates for variable rate debt. In 2023, the Company has the ability to call a debt instrument prior to its scheduled maturity, which if exercised by the Company would reduce future interest payments by $1.1 billion.

(2)
Other commitments primarily comprise contractual commitments for creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives.

(3)	Contractual commitments include the following:

Liabilities recorded on the balance sheet	$15,446
Commitments not recorded on the balance sheet	63,710
$79,156
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
Legal and Tax Matters
As disclosed in Notes 9 and 14 to the Consolidated Financial Statements, the Company has exposure for certain tax and legal matters.

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
Costs of film and television productions are subject to regular recoverability assessments, which compare the estimated fair values with the unamortized costs. The net realizable values of television broadcast program licenses and rights are reviewed using a daypart methodology. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. The Company’s dayparts are: primetime, daytime, late night, news and sports (includes network and cable). The net realizable values of other cable programming assets are reviewed on an aggregated basis for each cable channel. Individual programs are written-off when there are no plans to air or sublicense the program. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than our projections, film, television and programming cost write-downs may be required.
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
The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. The guideline for setting this rate is a high-quality long-term corporate bond rate. We increased our discount rate to 5.00% at the end of fiscal 2013 from 3.85% at the end of fiscal 2012 to reflect market interest rate conditions at our September 28, 2013 measurement date. This increase in the discount rate will affect net periodic pension and postretirement medical expense (benefit expense) in fiscal 2014. The assumed discount rate reflects market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves. A one percentage point decrease in the assumed discount rate would increase total benefit expense for fiscal 2014 by $204 million and would increase the projected benefit obligation at September 28, 2013 by $1.9 billion. A one percentage point increase in the assumed discount rate would decrease total benefit expense and the projected benefit obligation by $192 million and $1.6 billion, respectively.
To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. We decreased our long-term expected return on plan assets to 7.50% at the end of fiscal 2013 from 7.75% at the end of the fiscal 2012. A one percentage point change in the long-term asset return assumption would impact fiscal 2014 annual benefit expense by approximately $90 million.
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
The Company has cost and equity investments. The fair value of these investments is dependent on the performance of the investee companies as well as volatility inherent in the external markets for these investments. In assessing potential impairment of these investments, we consider these factors as well as the forecasted financial performance of the investees and market values, where available. If these forecasts are not met or market values indicate an other-than-temporary decline in value, impairment charges may be required.
During fiscal years 2013, 2012 and 2011, the Company tested its goodwill and other intangible assets, investments and long-lived assets for impairment, and the impairment charges recorded were not material.
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
Income Tax Audits
As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Our determinations regarding the recognition of income tax benefits are made in consultation with outside tax and legal counsel, where appropriate, and are based upon the technical merits of our tax positions in consideration of applicable tax statutes and related interpretations and precedents and upon the expected outcome of proceedings (or negotiations) with taxing and legal authorities. The tax benefits ultimately realized by the Company may differ from those recognized in our future financial statements based on a number of factors, including the Company’s decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and the Company’s success in supporting its filing positions with taxing authorities.

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC and in reports to our shareholders. Such statements may, for example, express expectations or projections about future actions that we may take, including restructuring or strategic initiatives, or about developments beyond our control including changes in domestic or global economic conditions. These statements are made on the basis of management’s views and assumptions as of the time the statements are made and we undertake no obligation to update these statements. There can be no assurance, however, that our expectations will necessarily come to pass. Significant factors affecting these expectations are set forth under Item 1A – Risk Factors of this Report on Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, commodity fluctuations and changes in the market values of its investments.
Policies and Procedures
In the normal course of business, we employ established policies and procedures to manage the Company’s exposure to changes in interest rates, foreign currencies and commodities using a variety of financial instruments.
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
Value at Risk (VAR)
The Company utilizes a VAR model to estimate the maximum potential one-day loss in the fair value of its interest rate, foreign exchange and market sensitive equity financial instruments. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. Various modeling techniques can be used in a VAR computation. The Company’s computations are based on the interrelationships between movements in various interest rates, currencies and equity prices (a variance/co-variance technique). These interrelationships were determined by observing interest rate, foreign currency and equity market changes over the preceding quarter for the calculation of VAR amounts at fiscal year end. The model includes all of the Company’s debt as well as all interest rate and foreign exchange derivative contracts and market sensitive equity investments. Forecasted transactions, firm commitments, and accounts receivable and payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors.
VAR on a combined basis decreased to $63 million at September 28, 2013 from $79 million at September 29, 2012.
The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

Fiscal Year 2013	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Equity Sensitive Financial Instruments	Combined Portfolio
Year end VAR	$60	$29	$17	$63
Average VAR	$50	$36	$10	$65
Highest VAR	$77	$45	$17	$77
Lowest VAR	$32	$29	$5	$54
Beginning of year VAR (year end fiscal 2012)	$44	$47	$3	$79
The VAR for Disneyland Paris and Hong Kong Disneyland Resort is immaterial as of September 28, 2013 and has been excluded from the above table.
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
Based on their evaluation as of September 28, 2013, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth on page 61 is incorporated herein by reference.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended September 28, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees,” “Governing Documents,” “Director Selection Process” and “Election of Directors” in the Company’s Proxy Statement for the 2014 annual meeting of Shareholders is hereby incorporated by reference.
Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).
ITEM 11. Executive Compensation
Information appearing under the captions “Director Compensation,” “Executive Compensation Discussion and Analysis” and “Executive Compensation Tables” in the 2014 Proxy Statement (other than the “Compensation Committee Report,” which is deemed furnished herein by reference) is hereby incorporated by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information in the “Equity Compensation Plans” table appearing under the caption “Equity Compensation Plans” in the 2014 Proxy Statement is hereby incorporated by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and information regarding director independence appearing under the caption “Director Independence” in the 2014 Proxy Statement is hereby incorporated by reference.
ITEM 14. Principal Accounting Fees and Services
Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2014 Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements and Schedules
See Index to Financial Statements and Supplemental Data on page 60.

(2)	Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K of the Company dated March 10, 2010
3.2	Bylaws of the Company	Exhibit 3.1 to the Current Report on Form 8-K of the Company dated October 8, 2013
4.1	Four-Year Credit Agreement dated as of February 22, 2011	Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed February 25, 2011
4.2	Five-Year Credit Agreement dated as of June 8, 2012	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed June 11, 2012
4.3	364-Day Credit Agreement dated as of March 15, 2013	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 15, 2013
4.4	Senior Debt Securities Indenture, dated as of September 24, 2001, between the Company and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company, dated September 24, 2001
4.5	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request
10.1	Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Form 10-K of the Company for the fiscal year ended October 1, 2011
10.2	Amendment dated July 1, 2013 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed July 1, 2013
10.3	Employment Agreement, dated as of January 1, 2010 between the Company and James A. Rasulo	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated January 8, 2010
10.4	Amendment dated March 17, 2011, to the Amended and Restated Employment Agreement, dated as of January 1, 2010 between the Company and James A. Rasulo	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated March 18, 2011
10.5	Employment Agreement, dated as of September 27, 2013 between the Company and Alan N. Braverman	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated October 2, 2013
10.6	Employment Agreement dated November 16, 2012 and effective as of October 1, 2012 between the Company and Kevin A. Mayer	Exhibit 10.1 to the Form 10-K of the Company for the fiscal year ended September 29, 2012
10.7	Employment Agreement dated November 16, 2012 and effective as of September 1, 2012 between the Company and Jayne Parker	Exhibit 10.1 to the Form 10-K of the Company for the fiscal year ended September 29, 2012
10.8	Description of Directors Compensation	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended June 29, 2013
10.9	Amended and Restated Director’s Retirement Policy	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended January 2, 2010
10.10	Form of Indemnification Agreement for certain officers and directors	Annex C to the Proxy Statement for the 1987 annual meeting of DEI

	Exhibit	Location
10.11	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995
10.12	Amended and Restated 2002 Executive Performance Plan	Annex A to the Proxy Statement for the 2013 Annual Meeting of the Registrant
10.13	Management Incentive Bonus Program	The section of the Proxy Statement for the 2013 annual meeting of the Company titled “Annual Performance Based Bonus”
10.14	Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of the Company
10.15	The Walt Disney Company/Pixar 1995 Stock Plan	Exhibit 10.1 to the Form S-8 Registration Statement (N0. 333-133840) of the Company dated May 5, 2006
10.16	Amended and Restated The Walt Disney Company/Pixar 2004 Equity Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 1, 2006
10.17	Amended and Restated 2011 Stock Incentive Plan	Exhibit 10.1 to the Form 8-K of the Company dated March 16, 2012
10.18	The Amended and Restated The Walt Disney Productions and Associated Companies Key Employees Deferred Compensation and Retirement Plan	Exhibit 10.5 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.19	Amended and Restated Benefit Equalization Plan of ABC, Inc.	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.20	Disney Key Employees Retirement Savings Plan	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended July 2, 2011
10.21	Group Personal Excess Liability Insurance Plan	Exhibit 10(x) to the Form 10-K of the Company for the period ended September 30, 1997
10.22	Amended and Restated Severance Pay Plan	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended December 27, 2008
10.23	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting)	Exhibit 10(aa) to the Form 10-K of the Company for the period ended September 30, 2004
10.24	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement)	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.25	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/EPS Growth Tests/ Section 162(m) Vesting Requirement)	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 11, 2013
10.26	Form of Non-Qualified Stock Option Award Agreement	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.27	Disney Savings and Investment Plan as Amended and Restated Effective January 1, 2010	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended July 3, 2010
10.28	First Amendment dated December 13, 2011 to the Disney Savings and Investment Plan as amended and restated effective January 1, 2010	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended December 31, 2011
10.29	Second Amendment dated December 3, 2012 to the Disney Savings and Investment Plan	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended December 29, 2012
10.30	Registration Rights Agreement dated December 21, 2012	Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended December 29, 2012

	Exhibit	Location
12.1	Ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of the Company	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended September 28, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes
Filed herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)
Date: November 20, 2013	By:	/s/ ROBERT A. IGER
(Robert A. Iger,
Chairman and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ ROBERT A. IGER	Chairman and Chief Executive Officer	November 20, 2013
(Robert A. Iger)

Principal Financial and Accounting Officers
/s/ JAMES A. RASULO	Senior Executive Vice President and Chief Financial Officer	November 20, 2013
(James A. Rasulo)

/s/ BRENT A. WOODFORD	Senior Vice President-Planning and Control	November 20, 2013
(Brent A. Woodford)

Directors
/s/ SUSAN E. ARNOLD	Director	November 20, 2013
(Susan E. Arnold)

/s/ JOHN S. CHEN	Director	November 20, 2013
(John S. Chen)

/s/ JUDITH L. ESTRIN	Director	November 20, 2013
(Judith L. Estrin)

/s/ ROBERT A. IGER	Chairman of the Board and Director	November 20, 2013
(Robert A. Iger)

/s/ FRED H. LANGHAMMER	Director	November 20, 2013
(Fred H. Langhammer)

/s/ AYLWIN B. LEWIS	Director	November 20, 2013
(Aylwin B. Lewis)

/s/ MONICA C. LOZANO	Director	November 20, 2013
(Monica C. Lozano)

/s/ ROBERT W. MATSCHULLAT	Director	November 20, 2013
(Robert W. Matschullat)

/s/ SHERYL SANDBERG	Director	November 20, 2013
(Sheryl Sandberg)

/s/ ORIN C. SMITH	Director	November 20, 2013
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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 28, 2013.
The effectiveness of our internal control over financial reporting as of September 28, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The Walt Disney Company
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, statements of comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the Company) at September 28, 2013 and September 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
November 20, 2013

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	2013	2012	2011
Revenues	$45,041	$42,278	$40,893
Costs and expenses	(35,591)	(33,415)	(33,112)
Restructuring and impairment charges	(214)	(100)	(55)
Other income/(expense), net	(69)	239	75
Net interest expense	(235)	(369)	(343)
Equity in the income of investees	688	627	585
Income before income taxes	9,620	9,260	8,043
Income taxes	(2,984)	(3,087)	(2,785)
Net income	6,636	6,173	5,258
Less: Net income attributable to noncontrolling interests	(500)	(491)	(451)
Net income attributable to The Walt Disney Company (Disney)	$6,136	$5,682	$4,807

Earnings per share attributable to Disney:
Diluted	$3.38	$3.13	$2.52
Basic	$3.42	$3.17	$2.56

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,813	1,818	1,909
Basic	1,792	1,794	1,878
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2013	2012	2011
Net Income	$6,636	$6,173	$5,258
Other comprehensive income (loss), net of tax:
Market value adjustments for investments	137	(3)	(1)
Market value adjustments for hedges	135	2	48
Pension and postretirement medical plan adjustments	1,963	(609)	(759)
Foreign currency translation and other	(125)	(41)	(27)
Other comprehensive income (loss)	2,110	(651)	(739)
Comprehensive income	8,746	5,522	4,519
Less: Net income attributable to noncontrolling interests	(500)	(491)	(451)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(31)	15	(10)
Comprehensive income attributable to Disney	$8,215	$5,046	$4,058
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 28, 2013	September 29, 2012
ASSETS
Current assets
Cash and cash equivalents	$3,931	$3,387
Receivables	6,967	6,540
Inventories	1,487	1,537
Television costs and advances	634	676
Deferred income taxes	485	765
Other current assets	605	804
Total current assets	14,109	13,709
Film and television costs	4,783	4,541
Investments	2,849	2,723
Parks, resorts and other property
Attractions, buildings and equipment	41,192	38,582
Accumulated depreciation	(22,459)	(20,687)
	18,733	17,895
Projects in progress	2,476	2,453
Land	1,171	1,164
	22,380	21,512
Intangible assets, net	7,370	5,015
Goodwill	27,324	25,110
Other assets	2,426	2,288
Total assets	$81,241	$74,898
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$6,803	$6,393
Current portion of borrowings	1,512	3,614
Unearned royalties and other advances	3,389	2,806
Total current liabilities	11,704	12,813
Borrowings	12,776	10,697
Deferred income taxes	4,050	2,251
Other long-term liabilities	4,561	7,179
Commitments and contingencies (Note 14)
Equity
Preferred stock, $.01 par value Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value Authorized – 4.6 billion shares, Issued – 2.8 billion shares	33,440	31,731
Retained earnings	47,758	42,965
Accumulated other comprehensive loss	(1,187)	(3,266)
	80,011	71,430
Treasury stock, at cost, 1.0 billion shares	(34,582)	(31,671)
Total Disney Shareholders' equity	45,429	39,759
Noncontrolling interests	2,721	2,199
Total equity	48,150	41,958
Total liabilities and equity	$81,241	$74,898
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2013	2012	2011
OPERATING ACTIVITIES
Net income	$6,636	$6,173	$5,258
Depreciation and amortization	2,192	1,987	1,841
Gains on dispositions and acquisitions	(252)	(184)	(75)
Deferred income taxes	92	472	127
Equity in the income of investees	(688)	(627)	(585)
Cash distributions received from equity investees	694	663	608
Net change in film and television costs and advances	(49)	(52)	332
Equity-based compensation	402	408	423
Other	322	217	204
Changes in operating assets and liabilities:
Receivables	(374)	(108)	(518)
Inventories	51	18	(199)
Other assets	(30)	(151)	(189)
Accounts payable and other accrued liabilities	367	(608)	(367)
Income taxes	89	(242)	134
Cash provided by operations	9,452	7,966	6,994

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(2,796)	(3,784)	(3,559)
Proceeds from dispositions	397	15	564
Acquisitions	(2,443)	(1,088)	(184)
Other	166	98	(107)
Cash used in investing activities	(4,676)	(4,759)	(3,286)

FINANCING ACTIVITIES
Commercial paper borrowings, net	(2,050)	467	393
Borrowings	3,931	3,779	2,350
Reduction of borrowings	(1,502)	(3,822)	(1,096)
Dividends	(1,324)	(1,076)	(756)
Repurchases of common stock	(4,087)	(3,015)	(4,993)
Proceeds from exercise of stock options	587	1,008	1,128
Other	231	(326)	(259)
Cash used in financing activities	(4,214)	(2,985)	(3,233)

Impact of exchange rates on cash and cash equivalents	(18)	(20)	(12)

Increase in cash and cash equivalents	544	202	463
Cash and cash equivalents, beginning of year	3,387	3,185	2,722
Cash and cash equivalents, end of year	$3,931	$3,387	$3,185

Supplemental disclosure of cash flow information:
Interest paid	$316	$718	$377
Income taxes paid	$2,531	$2,630	$2,341
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests	Total Equity
Balance at October 2, 2010	1,894	$28,736	$34,327	$(1,881)	$(23,663)	$37,519	$1,823	$39,342
Comprehensive income	—	—	4,807	(749)	—	4,058	461	4,519
Equity compensation activity	49	1,548	—	—	—	1,548	—	1,548
Common stock repurchases	(135)	—	—	—	(4,993)	(4,993)	—	(4,993)
Dividends	—	10	(766)	—	—	(756)	—	(756)
Distributions and other	—	2	7	—	—	9	(216)	(207)
Balance at October 1, 2011	1,808	$30,296	$38,375	$(2,630)	$(28,656)	$37,385	$2,068	$39,453
Comprehensive income	—	—	5,682	(636)	—	5,046	476	5,522
Equity compensation activity	44	1,415	—	—	—	1,415	—	1,415
Common stock repurchases	(72)	—	—	—	(3,015)	(3,015)	—	(3,015)
Dividends	—	16	(1,092)	—	—	(1,076)	—	(1,076)
Distributions and other	—	4	—	—	—	4	(345)	(341)
Balance at September 29, 2012	1,780	$31,731	$42,965	$(3,266)	$(31,671)	$39,759	$2,199	$41,958
Comprehensive income	—	—	6,136	2,079	—	8,215	531	8,746
Equity compensation activity	27	1,007	—	—	—	1,007	—	1,007
Common stock repurchases	(71)	—	—	—	(4,087)	(4,087)	—	(4,087)
Dividends	—	18	(1,342)	—	—	(1,324)	—	(1,324)
Acquisition of Lucasfilm	37	679	—	—	1,176	1,855	6	1,861
Contributions	—	—	—	—	—	—	505	505
Distributions and other	—	5	(1)	—	—	4	(520)	(516)
Balance at September 28, 2013	1,773	$33,440	$47,758	$(1,187)	$(34,582)	$45,429	$2,721	$48,150
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1	Description of the Business and Segment Information
The Walt Disney Company, together with the subsidiaries through which businesses are conducted (the Company), is a diversified worldwide entertainment company with operations in the following business segments: Media Networks, Parks and Resorts, Studio Entertainment, Consumer Products and Interactive.
DESCRIPTION OF THE BUSINESS
Media Networks
The Company operates cable programming services including the ESPN, Disney Channels Worldwide, ABC Family, SOAPnet and UTV/Bindass networks, broadcast businesses, which include ABC and eight owned television stations, radio businesses consisting of the ESPN Radio Network and 30 owned and operated Radio Disney and ESPN radio stations. The ABC and ESPN Radio Networks have affiliated stations providing coverage to consumers throughout the U.S. The Company also produces original live-action and animated television programming, which may be sold in network, first-run syndication, pay and international television markets, on DVD and Blu-ray formats and through online services. The Company has interests in media businesses that are accounted for under the equity method including AETN, Hulu and Seven TV. Our Media Networks business also operates branded internet sites.
Parks and Resorts
The Company owns and operates the Walt Disney World Resort in Florida and the Disneyland Resort in California. The Walt Disney World Resort includes four theme parks (the Magic Kingdom, Epcot, Disney’s Hollywood Studios and Disney’s Animal Kingdom), 18 resort hotels, a retail, dining and entertainment complex, a sports complex, conference centers, campgrounds, water parks and other recreational facilities. The Disneyland Resort includes two theme parks (Disneyland and Disney California Adventure), three resort hotels and a retail, dining and entertainment complex. Internationally, the Company manages and has a 51% effective ownership interest in Disneyland Paris, which includes two theme parks (Disneyland Park and Walt Disney Studios Park), seven themed hotels, two convention centers, a shopping, dining and entertainment complex and a 27-hole golf facility. The Company manages and has a 48% ownership interest in Hong Kong Disneyland Resort (HKDL), which includes one theme park and two resort hotels. The Company has a 43% ownership interest in Shanghai Disney Resort, which is currently under construction, and a 70% ownership interest in the management company of Shanghai Disney Resort. The Company also earns royalties on revenues generated by the Tokyo Disneyland Resort, which includes two theme parks (Tokyo Disneyland and Tokyo DisneySea) and three Disney-branded hotels, and is owned and operated by an unrelated Japanese corporation. The Company manages and markets vacation club ownership interests through the Disney Vacation Club, operates the Disney Cruise Line, the Adventures by Disney guided group vacations business and Aulani, a hotel and vacation club resort in Hawaii. The Company’s Walt Disney Imagineering unit designs and develops theme park concepts and attractions as well as resort properties.
Studio Entertainment
The Company produces and acquires live-action and animated motion pictures for worldwide distribution to the theatrical, home entertainment and television markets. The Company distributes these products through its own distribution and marketing companies in the U.S. and both directly and through independent companies and joint ventures in foreign markets primarily under the Walt Disney Pictures, Pixar, Marvel, Touchstone, Lucasfilm and UTV banners. We also distribute certain motion pictures for DreamWorks under our Touchstone Pictures banner. The Company also produces stage plays and musical recordings and licenses and produces live entertainment events.
Consumer Products
The Company licenses trade names, characters and visual and literary properties to various retailers, show promoters and publishers throughout the world. The Company also engages in retail and online distribution of products through The Disney Store and DisneyStore.com. We operate The Disney Store in North America, Europe and Japan. The Company publishes entertainment and educational books and magazines and comic books for children and families and operates English language learning centers in China.
Interactive
The Company creates and delivers branded entertainment and lifestyle content across interactive media platforms. The primary operating businesses are Interactive Games, which produces and distributes console, online and mobile games, and Interactive Media, which develops branded online services and provides website maintenance and design for other Company businesses. Certain properties are also licensed to third-party game publishers. Interactive also manages the Disney-branded mobile phone business in Japan, which provides mobile phones and content to consumers.

SEGMENT INFORMATION
The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.
Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, other income/(expense), net interest expense, income taxes and noncontrolling interests. Segment operating income includes equity in the income of investees. Corporate and unallocated shared expenses principally consist of corporate functions, executive management and certain unallocated administrative support functions.
Equity in the income of investees included in segment operating results is as follows:

	2013	2012	2011
Media Networks
Cable Networks	$788	$664	$578
Broadcasting	(46)	(37)	6
Equity in the income of investees included in segment operating income	$742	$627	$584
In fiscal 2013, the Company recorded a $55 million charge for our share of expense related to an equity redemption at Hulu LLC (Hulu Equity Redemption). This charge is recorded in equity in the income of investees in the Consolidated Statement of Income but has been excluded from segment operating income. See Note 3 for further discussion of the transaction.
The following segment results include allocations of certain costs, including information technology, pension, legal, and other shared services costs, which are allocated based on metrics designed to correlate with consumption. These allocations are agreed-upon amounts between the businesses and may differ from amounts that would be negotiated in arm’s length transactions. In addition, all significant intersegment transactions have been eliminated except that Studio Entertainment revenues and operating income include an allocation of Consumer Products and Interactive revenues, which is meant to reflect royalties on sales of merchandise generated by Consumer Products and Interactive, which is based on intellectual property from certain Studio Entertainment films.

	2013	2012	2011
Revenues
Media Networks	$20,356	$19,436	$18,714
Parks and Resorts	14,087	12,920	11,797
Studio Entertainment
Third parties	5,721	5,566	6,061
Intersegment	258	259	290
	5,979	5,825	6,351
Consumer Products
Third parties	3,811	3,499	3,335
Intersegment	(256)	(247)	(286)
	3,555	3,252	3,049
Interactive
Third parties	1,066	857	986
Intersegment	(2)	(12)	(4)
	1,064	845	982
Total consolidated revenues	$45,041	$42,278	$40,893
Segment operating income (loss)
Media Networks	$6,818	$6,619	$6,146
Parks and Resorts	2,220	1,902	1,553
Studio Entertainment	661	722	618
Consumer Products	1,112	937	816
Interactive	(87)	(216)	(308)
Total segment operating income	$10,724	$9,964	$8,825
Reconciliation of segment operating income to income before income taxes
Segment operating income	$10,724	$9,964	$8,825
Corporate and unallocated shared expenses	(531)	(474)	(459)
Restructuring and impairment charges	(214)	(100)	(55)
Other income/(expense), net	(69)	239	75
Net interest expense	(235)	(369)	(343)
Hulu Equity Redemption charge	(55)	—	—
Income before income taxes	$9,620	$9,260	$8,043
Capital expenditures
Media Networks
Cable Networks	$176	$170	$179
Broadcasting	87	85	128
Parks and Resorts
Domestic	1,140	2,242	2,294
International	970	641	429
Studio Entertainment	78	79	118
Consumer Products	45	69	115
Interactive	13	27	21
Corporate	287	471	275
Total capital expenditures	$2,796	$3,784	$3,559

	2013	2012	2011
Depreciation expense
Media Networks	$238	$241	$229
Parks and Resorts
Domestic	1,041	927	842
International	327	314	323
Studio Entertainment	54	48	53
Consumer Products	57	55	48
Interactive	20	17	16
Corporate	220	182	148
Total depreciation expense	$1,957	$1,784	$1,659
Amortization of intangible assets
Media Networks	$13	$17	$8
Parks and Resorts	2	—	—
Studio Entertainment	107	94	79
Consumer Products	89	60	57
Interactive	24	32	38
Corporate	—	—	—
Total amortization of intangible assets	$235	$203	$182
Identifiable assets(1)(2)
Media Networks	$28,627	$28,660
Parks and Resorts	22,056	20,951
Studio Entertainment	14,750	12,928
Consumer Products	7,506	5,016
Interactive	2,311	1,926
Corporate(3)	5,991	5,417
Total consolidated assets	$81,241	$74,898
Supplemental revenue data
Media Networks
Advertising(4)	$8,006	$7,773	$7,668
Affiliate Fees	10,018	9,360	8,837
Parks and Resorts
Merchandise, food and beverage	4,189	3,945	3,738
Admissions	4,704	4,225	3,870
Revenues
United States and Canada	$34,021	$31,770	$30,848
Europe	6,181	6,223	6,455
Asia Pacific	3,333	2,990	2,517
Latin America and Other	1,506	1,295	1,073
	$45,041	$42,278	$40,893
Segment operating income
United States and Canada	$7,871	$6,991	$6,388
Europe	1,361	1,692	1,517
Asia Pacific	1,016	835	627
Latin America and Other	476	446	293
	$10,724	$9,964	$8,825

	2013	2012
Long-lived assets (5)
United States and Canada	$53,225	$47,959
Europe	7,552	7,484
Asia Pacific	3,909	3,303
Latin America and Other	215	270
	$64,901	$59,016

(1)	Identifiable assets include amounts associated with equity method investments. Equity method investments by segment are as follows:

	2013	2012
Media Networks	$2,369	$2,423
Parks and Resorts	15	8
Studio Entertainment	2	2
Consumer Products	1	1
Interactive	—	—
Corporate	20	4
	$2,407	$2,438

(2)	Goodwill and intangible assets by segment are as follows:

	2013	2012
Media Networks	$17,782	$17,854
Parks and Resorts	342	172
Studio Entertainment	8,425	6,783
Consumer Products	6,262	3,700
Interactive	1,753	1,486
Corporate	130	130
	$34,694	$30,125

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
The Company enters into relationships or investments with other entities in which it does not have majority ownership or control. In certain instances, the entity in which the Company has a relationship or investment may be a variable interest entity (VIE). A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Although the Company has less than a 50% direct ownership interest in Disneyland Paris, HKDL and Shanghai Disney Resort (collectively the “International Theme Parks”), they are VIEs, and given the nature of the Company’s relationships with these entities, which include management agreements, the Company has consolidated the International Theme Parks in its financial statements.

Reporting Period
The Company’s fiscal year ends on the Saturday closest to September 30 and consists of fifty-two weeks with the exception that approximately every six years, we have a fifty-three week year. When a fifty-three week year occurs, the Company reports the additional week in the fourth quarter. 2013, 2012 and 2011 were fifty-two week fiscal years.
Reclassifications
Certain reclassifications have been made in the fiscal 2012 and fiscal 2011 financial statements and notes to conform to the fiscal 2013 presentation.
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
Revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited. Revenues from home entertainment and video game sales, net of anticipated returns and customer incentives, are recognized on the date that video units are made available for sale by retailers. Revenues from the licensing of feature films and television programming are recorded when the content is available for telecast by the licensee and when certain other conditions are met. Revenues from the sale of electronic formats of feature films and television programming are recognized when the product is received by the consumer.
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
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense for fiscal years 2013, 2012 and 2011 was $2.6 billion, $2.5 billion and $2.8 billion, respectively.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

Investments
Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are considered “available-for-sale” and recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income/(loss) (AOCI). All other equity securities are accounted for using either the cost method or the equity method.
The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is determined to be other than temporary, the cost basis of the investment is written down to fair value.
Translation Policy
The U.S. dollar is the functional currency for the majority of our international operations. The local currency is the functional currency for the International Theme Parks, international locations of The Disney Stores, our UTV businesses in India, our English language learning centers in China and certain international equity method investments.
For U.S. dollar functional currency locations, foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for non-monetary balance sheet accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the non-monetary balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in income.
For local currency functional locations, assets and liabilities are translated at end-of-period rates while revenues and expenses are translated at average rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of AOCI.
Inventories
Inventory primarily includes vacation timeshare units, merchandise, materials and supplies. Carrying amounts of vacation ownership units are recorded at the lower of cost or net realizable value. Carrying amounts of merchandise, materials and supplies inventories are generally determined on a moving average cost basis and are recorded at the lower of cost or market.
Film and Television Costs
Film and television costs include capitalizable production costs, production overhead, interest, development costs and acquired production costs and are stated at the lower of cost, less accumulated amortization, or fair value. Acquired programming costs for the Company’s cable and broadcast television networks are stated at the lower of cost, less accumulated amortization, or net realizable value. Acquired television broadcast program licenses and rights are recorded when the license period begins and the program is available for use. Marketing, distribution and general and administrative costs are expensed as incurred.
Film and television production, participation and residual costs are expensed over the applicable product life cycle based upon the ratio of the current period’s revenues to estimated remaining total revenues (Ultimate Revenues) for each production. For film productions, Ultimate Revenues include revenues from all sources that will be earned within ten years from the date of the initial theatrical release. For television series, Ultimate Revenues include revenues that will be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later. For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition. Costs of film and television productions are subject to regular recoverability assessments, which compare the estimated fair values with the unamortized costs. The Company bases these fair value measurements on the Company's assumptions about how market participants would price the asset at the balance sheet date, which may be different than the amounts ultimately realized in future periods. The amount by which the unamortized costs of film and television productions exceed their estimated fair values is written off. Film development costs for projects that have been abandoned or have not been set for production within three years are generally written off.
The costs of television broadcast rights for acquired movies, series and other programs are expensed based on the number of times the program is expected to be aired or on a straight-line basis over the useful life, as appropriate. Rights costs for multi-year sports programming arrangements are amortized during the applicable seasons based on the estimated relative value of each year in the arrangement. The estimated values of each year are based on our projections of revenues over the contract period, which include advertising revenue and an allocation of affiliate revenue. If the annual contractual payments related to each season approximate each season’s relative value, we expense the related contractual payments during the applicable season. Individual programs are written off when there are no plans to air or sublicense the program.

The net realizable values of network television broadcast program licenses and rights are reviewed using a daypart methodology. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. The Company’s dayparts are: primetime, daytime, late night, news and sports (includes broadcast and cable). The net realizable values of other cable programming assets are reviewed on an aggregated basis for each cable network.
Internal-Use Software Costs
The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project and it is probable that the project will be completed and the software will be used for the function intended. As of September 28, 2013 and September 29, 2012, capitalized software costs, net of accumulated depreciation, totaled $831 million and $423 million, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, ranging from 3-10 years.
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
During fiscal years 2013, 2012 and 2011, the Company tested its goodwill and other intangible assets for impairment, and the impairment charges recorded were not material.
Amortizable intangible assets are generally amortized on a straight-line basis over periods up to 40 years. The costs to periodically renew our intangible assets are expensed as incurred. The Company has determined that there are currently no legal, competitive, economic or other factors that materially limit the useful life of our FCC licenses and trademarks.
The Company expects its aggregate annual amortization expense for existing amortizable intangible assets for fiscal years 2014 through 2018 to be as follows:

2014	$209
2015	193
2016	190
2017	183
2018	181
Risk Management Contracts
In the normal course of business, the Company employs a variety of financial instruments including interest rate and cross-currency swap agreements and forward and option contracts to manage its exposure to fluctuations in interest rates, foreign currency exchange rates and commodity prices.
The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. There are two types of derivatives into which the Company enters: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset, liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction (e.g. forecasted revenue) or the variability of cash flows to be paid or received, related to a recognized liability or asset (e.g. floating rate debt).
The Company designates and assigns the financial instruments as hedges of forecasted transactions, specific assets or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged occur or are no longer expected to occur, the Company recognizes the gain or loss on the designated hedging instruments.
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
A reconciliation of the weighted average number of common and common equivalent shares outstanding and the number of Awards excluded from the diluted earnings per share calculation, as they were anti-dilutive, are as follows:

	2013	2012	2011
Weighted average number of common and common equivalent shares outstanding (basic)	1,792	1,794	1,878
Weighted average dilutive impact of Awards	21	24	31
Weighted average number of common and common equivalent shares outstanding (diluted)	1,813	1,818	1,909
Awards excluded from diluted earnings per share	2	10	8

3	Acquisitions

Lucasfilm
On December 21, 2012, the Company acquired Lucasfilm Ltd. LLC (Lucasfilm), a privately held entertainment company. This acquisition will allow Disney to utilize Lucasfilm's content across our multiple platforms, businesses and markets, which we believe will generate growth as well as significant long-term value.
Under the terms of the merger agreement, Disney issued 37.1 million shares and made a cash payment of $2.2 billion.  Based on the $50.00 per share closing price of Disney shares on December 21, 2012, the transaction had a value of $4.1 billion.
The following table summarizes our allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over those fair values and the related deferred taxes was allocated to goodwill, which is not deductible for tax purposes.

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

The revenue and net income of Lucasfilm included in the Company's Consolidated Statement of Income in fiscal 2013 was not material.

Hulu
On October 5, 2012, Hulu LLC (Hulu) redeemed Providence Equity Partners' 10% equity interest in Hulu for $200 million, increasing the Company's ownership interest in Hulu from 29% to 32%.  In connection with the transaction, Hulu incurred a charge of approximately $174 million primarily related to employee equity-based compensation and borrowed $338 million under a five-year term loan, which was guaranteed by the Company and the other partners. The Company's share of the charge totaled $55 million and was recorded in equity in the income of investees in fiscal 2013.

In July 2013, Fox Entertainment Group, NBCUniversal and the Company agreed to provide Hulu with a total of $750 million in cash to fund Hulu's operations and investments for future growth of which the Company's share is $257 million. To date, the Company has contributed $134 million, increasing its ownership to 33%, and will continue to guarantee its share of Hulu's $338 million term loan.

The Company accounts for its interest in Hulu as an equity method investment.
AETN
A&E Television Networks LLC (AETN) is a joint venture that operates multiple cable programming services, which was owned 42.1% by the Company, 42.1% by the Hearst Corporation (Hearst) and 15.8% by NBCUniversal until August 2012 when AETN redeemed NBCUniversal’s equity interest for approximately $3.0 billion. The redemption was financed with third-party borrowings and equity contributions of $300 million each from the Company and Hearst. As a result of the transaction, the Company’s and Hearst’s ownership interest each increased to 50%. The Company accounts for its interest in AETN as an equity method investment.
UTV
Pursuant to a delisting offer process governed by Indian law, on February 2, 2012, the Company paid $377 million to purchase publicly held shares and all of the shares held by the founder of UTV Software Communications Limited (UTV), a media and entertainment company headquartered in India. The Company also assumed approximately $300 million of UTV’s borrowings. The purchase increased the Company’s ownership interest to 93% from 50%. As a result, the Company changed its accounting for UTV from an equity investment to a consolidated subsidiary. The acquisition of UTV supports the Company’s strategic priority of increasing its brand presence and reach in key international markets.
Upon consolidation, the Company recognized a non-cash gain of $184 million ($116 million after tax) as a result of adjusting the carrying value of the Company’s 50% equity investment to its estimated fair value of $405 million. The gain was recorded in Other income/(expense), net in the fiscal 2012 Consolidated Statement of Income. The fair value was determined based on the Company’s internal valuation of the UTV business using an income approach (discounted cash flow model), which the Company believes provides the most appropriate indicator of fair value.
The Company's allocation of the purchase price to the estimated fair value of the tangible and intangible assets acquired and liabilities assumed resulted in the majority of the purchase price being allocated to goodwill, which is not deductible for tax purposes. The goodwill reflects the synergies and increased Indian market penetration expected from combining the operations of UTV and the Company.
Since the February 2012 delisting process, the Company has acquired an incremental 6% interest for $74 million, which has increased the Company's ownership to over 99%.
Seven TV
On November 18, 2011, the Company acquired a 49% ownership interest in Seven TV, a broadcast television network in Russia, for $300 million. Following the acquisition, this network was converted to an advertising-supported, free-to-air Disney Channel. The Company accounts for its interest in Seven TV as an equity method investment.

Goodwill
The changes in the carrying amount of goodwill for the years ended September 28, 2013 and September 29, 2012 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive	Total
Balance at Oct 1, 2011	$15,728	$172	$5,284	$1,797	$1,164	$24,145
Acquisitions	434	—	431	—	179	1,044
Dispositions	—	—	(1)	(3)	—	(4)
Other, net	(31)	—	(34)	—	(10)	(75)
Balance at Sept. 29, 2012	$16,131	$172	$5,680	$1,794	$1,333	$25,110
Acquisitions	21	81	975	1,149	155	2,381
Dispositions	(9)	—	—	(3)	—	(12)
Other, net	(72)	—	(64)	2	(21)	(155)
Balance at Sept. 28, 2013	$16,071	$253	$6,591	$2,942	$1,467	$27,324
The carrying amount of goodwill at September 28, 2013, September 29, 2012 and October 1, 2011 includes accumulated impairments of $29 million at Interactive.

4	Dispositions and Other Income/(Expense)

ESPN STAR Sports
On November 7, 2012, the Company sold its 50% equity interest in ESPN STAR Sports (ESS) to the joint venture partner of ESS for $335 million resulting in a gain of $219 million ($125 million after tax and allocation to noncontrolling interest).  The gain is reported in Other income/(expense), net in the fiscal 2013 Consolidated Statement of Income.

Miramax
On December 3, 2010, the Company sold Miramax Film NY, LLC (Miramax) for $663 million. Net proceeds, which reflect closing adjustments, the settlement of related claims and obligations and Miramax’s cash balance at closing were $532 million, resulting in a pre-tax gain of $64 million, which is reported in “Other income /(expense), net” in the fiscal 2011 Consolidated Statement of Income. The book value of Miramax included $217 million of allocated goodwill that is not deductible for tax purposes. Accordingly, tax expense recorded in connection with the transaction was approximately $103 million resulting in a loss of $39 million after tax.
Other Dispositions
During fiscal years 2013, 2012 and 2011, the Company sold its interest in various businesses for total proceeds of $61 million, $15 million and $5 million, respectively and recognized pre-tax gains of $33 million, $0 million and $11 million, respectively. These gains are reported in Other income/(expense), net in the Consolidated Statements of Income.
Other income/(expense)
Other income/(expense) is as follows:

	2013	2012	2011
Celador litigation charge	$(321)	$—	$—
Gain on sale of equity interest in ESS	219	—	—
Gains on sale of Miramax and other businesses	33	—	75
Gain related to the acquisition of UTV	—	184	—
Lehman recovery	—	79	—
DLP debt charge	—	(24)	—
Other income/(expense), net	$(69)	$239	$75

5	Investments
Investments consist of the following:

	September 28, 2013	September 29, 2012
Investments, equity basis	$2,407	$2,438
Investments, other	442	285
	$2,849	$2,723
Investments, Equity Basis
A summary of combined financial information for equity investments, which primarily includes media investments such as AETN and Seven TV, is as follows:

	2013	2012	2011
Results of Operations:
Revenues	$6,231	$5,923	$5,529
Net Income	$1,470	$1,528	$1,417

	September 28, 2013	September 29, 2012	October 1, 2011
Balance Sheet
Current assets	$2,662	$2,714	$3,123
Non-current assets	5,495	5,674	5,430
	$8,157	$8,388	$8,553
Current liabilities	$1,357	$1,360	$1,488
Non-current liabilities	3,368	3,531	1,013
Shareholders’ equity	3,432	3,497	6,052
	$8,157	$8,388	$8,553
As of September 28, 2013, the book value of the Company's equity method investments exceeded our share of the book value of the investees' underlying net assets by approximately $0.7 billion, which represents amortizable intangible assets and goodwill arising from acquisitions.
Investments, Other
As of September 28, 2013 and September 29, 2012, the Company held $305 million and $86 million, respectively, of securities classified as available-for-sale, $101 million and $163 million, respectively, of non-publicly traded cost-method investments and $36 million and $36 million, respectively of investments in leveraged leases.
In fiscal 2013, the Company had realized gains of $40 million on available-for-sale securities. In fiscal years 2012 and 2011, the Company had no significant realized gains or losses on available-for-sale securities.
In fiscal years 2013, 2012 and 2011, the Company recorded non-cash charges of $37 million, $11 million and $24 million, respectively, to reflect other-than-temporary losses in value of certain investments.

6	International Theme Park Investments

The Company has a 51% effective ownership interest in the operations of Disneyland Paris, a 48% ownership interest in the operations of HKDL and a 43% ownership interest in the operations of Shanghai Disney Resort, all of which are VIEs consolidated in the Company’s financial statements. See Note 2 for the Company’s policy on consolidating VIEs.

The following tables present summarized balance sheet information for the Company as of September 28, 2013 and September 29, 2012, reflecting the impact of consolidating the International Theme Parks balance sheets.

	As of September 28, 2013
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$3,325	$606	$3,931
Other current assets	9,896	282	10,178
Total current assets	13,221	888	14,109
Investments/Advances	6,415	(3,566)	2,849
Parks, resorts and other property	17,117	5,263	22,380
Other assets	41,879	24	41,903
Total assets	$78,632	$2,609	$81,241

Current portion of borrowings	$1,512	$—	$1,512
Other current liabilities	9,622	570	10,192
Total current liabilities	11,134	570	11,704
Borrowings	12,501	275	12,776
Deferred income taxes and other long-term liabilities	8,466	145	8,611
Equity	46,531	1,619	48,150
Total liabilities and equity	$78,632	$2,609	$81,241

	As of September 29, 2012
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$2,839	$548	$3,387
Other current assets	10,066	256	10,322
Total current assets	12,905	804	13,709
Investments	6,065	(3,342)	2,723
Parks, resorts and other property	17,005	4,507	21,512
Other assets	36,949	5	36,954
Total assets	$72,924	$1,974	$74,898

Current portion of borrowings	$3,614	$—	$3,614
Other current liabilities	8,742	457	9,199
Total current liabilities	12,356	457	12,813
Borrowings	10,430	267	10,697
Deferred income taxes and other long-term liabilities	9,325	105	9,430
Equity	40,813	1,145	41,958
Total liabilities and equity	$72,924	$1,974	$74,898

The following table presents summarized income statement information of the Company for the year ended September 28, 2013, reflecting the impact of consolidating the International Theme Parks income statements.

	Before International Theme Parks Consolidation(1)	International Theme Parks and Adjustments	Total
Revenues	$42,861	$2,180	$45,041
Cost and expenses	(33,379)	(2,212)	(35,591)
Restructuring and impairment charges	(214)	—	(214)
Other income/(expense), net	(69)	—	(69)
Net interest expense	(173)	(62)	(235)
Equity in the income of investees	642	46	688
Income before income taxes	9,668	(48)	9,620
Income taxes	(2,967)	(17)	(2,984)
Net income	$6,701	$(65)	$6,636

(1)
These amounts include the International Theme Parks under the equity method of accounting. As such, royalty and management fee income from these operations is included in Revenues and our share of their net income/(loss) is included in Equity in the income of investees. There were $174 million of royalties and management fees recognized for the year ended September 28, 2013.

The following table presents summarized cash flow statement information of the Company for the year ended September 28, 2013, reflecting the impact of consolidating the International Theme Parks cash flow statements.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash provided by operations	$9,306	$146	$9,452
Investments in parks, resorts and other property	(1,826)	(970)	(2,796)
Cash (used in)/provided by other investing activities	(2,247)	367	(1,880)
Cash (used in)/provided by financing activities	(4,718)	504	(4,214)
Impact of exchange rates on cash and cash equivalents	(29)	11	(18)
Increase in cash and cash equivalents	486	58	544
Cash and cash equivalents, beginning of year	2,839	548	3,387
Cash and cash equivalents, end of year	$3,325	$606	$3,931
Disneyland Paris Refinancing
In September 2012, the Company provided Disneyland Paris with €1.3 billion ($1.7 billion) of intercompany financing, bringing the total financing provided to Disneyland Paris to €1.7 billion ($2.3 billion) as of September 28, 2013. Disneyland Paris used the new financing to repay its outstanding third-party bank debt. In fiscal 2012, the Company recorded a net charge of $24 million on the repayment of the third-party bank debt. Certain of the financial and operating covenants, notably those related to capital expenditures and the payment of royalties and management fees due to the Company were eliminated.
The Company has also provided Disneyland Paris with a line of credit totaling €250 million ($337 million), which bears interest at EURIBOR and expires in two tranches: €100 million in 2014 and €150 million in 2018. There were no outstanding borrowings under the line of credit at September 28, 2013.

Hong Kong Disneyland Resort Capital Realignment
In July 2009, the Company entered into a capital realignment and expansion plan for HKDL with the Government of the Hong Kong Special Administrative Region (HKSAR), HKDL’s majority shareholder. The expansion cost approximately $0.5 billion, was completed in 2013 and was financed equally by the Company and HKSAR. As a result the Company’s equity interest in HKDL increased to 48%.
Shanghai Disney Resort
In fiscal 2011, the Company and Shanghai Shendi (Group) Co., Ltd (Shendi) received Chinese central government approval of an agreement to build and operate a Disney Resort (Shanghai Disney Resort) in the Pudong district of Shanghai at a planned investment of approximately 29 billion yuan ($4.7 billion). Construction of the project began in April 2011 and will include a theme park, two hotels and a retail, dining and entertainment area. The resort is owned by a joint venture in which Shendi owns 57% and the Company owns 43%, and the investment will be funded in accordance with each partner's ownership percentage.  An additional joint venture, in which Disney has a 70% interest and Shendi a 30% interest, is responsible for creating, constructing and operating the resort. Shanghai Disney Resort is currently targeted to open by the end of calendar 2015.

7	Film and Television Costs and Advances

Film and television costs and advances are as follows:

	September 28, 2013	September 29, 2012
Theatrical film costs
Released, less amortization	$1,382	$1,389
Completed, not released	20	45
In-process	1,670	1,409
In development or pre-production	271	280
	3,343	3,123
Television costs
Released, less amortization	514	693
Completed, not released	311	268
In-process	196	242
In development or pre-production	6	—
	1,027	1,203
Television programming rights and advances	1,047	891
	5,417	5,217
Less current portion	634	676
Non-current portion	$4,783	$4,541
Based on management’s total gross revenue estimates as of September 28, 2013, approximately 78% of unamortized film and television costs for released productions (excluding amounts allocated to acquired film and television libraries) is expected to be amortized during the next three years. By the end of fiscal 2017, we will have reached on a cumulative basis, 80% amortization of the September 28, 2013 balance of unamortized film and television costs. Approximately $0.8 billion of accrued participation and residual liabilities will be paid in fiscal year 2014. The Company expects to amortize, based on current estimates, approximately $1.0 billion in capitalized film and television production costs during fiscal 2014.
At September 28, 2013, acquired film and television libraries have remaining unamortized costs of $234 million, which are generally amortized straight-line over a weighted-average remaining period of approximately 11 years.

8	Borrowings

The Company’s borrowings at September 28, 2013 and September 29, 2012, including the impact of interest rate and cross-currency swaps, are summarized below:

			2013
	2013	2012	Stated Interest Rate (1)	Pay Floating Interest rate and Cross- Currency Swaps (2)	Effective Interest Rate (3)	Swap Maturities
Commercial paper borrowings	$—	$2,050	—	$—	—
U.S. medium-term notes	13,155	10,117	3.09%	5,550	2.55%	2015-2023
European medium-term notes	—	90	—	—	—
Other foreign currency denominated debt	509	1,225	5.27%	318	4.68%	2017
Capital Cities/ABC debt	111	112	8.75%	—	6.03%
Other (4)	238	450	—	—	—
	14,013	14,044	3.22%	5,868	2.66%
HKDL borrowings	275	267	3.25%	—	3.39%
Total borrowings	14,288	14,311	3.22%	5,868	2.68%
Less current portion	1,512	3,614	5.18%	—	5.35%
Total long-term borrowings	$12,776	$10,697		$5,868

(1)
The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are the rates in effect at September 28, 2013; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest rate and cross-currency swaps outstanding as of September 28, 2013.

(3)	The effective interest rate includes the impact of existing and terminated interest rate and cross-currency swaps, purchase accounting adjustments and debt issuance discounts and costs.

(4)	Includes market value adjustments for debt with qualifying hedges totaling $117 million and $296 million at September 28, 2013 and September 29, 2012, respectively.
Commercial Paper
At September 28, 2013, the Company had no commercial paper debt outstanding and had bank facilities with a syndicate of lenders to support commercial paper borrowings as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2014	$1,500	$—	$1,500
Facility expiring February 2015	2,250	—	2,250
Facility expiring June 2017	2,250	—	2,250
Total	$6,000	$—	$6,000

These bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company's debt, subject to a cap and floor that vary with the Company's debt rating assigned by Moody's Investors Service and Standard and Poor's. The spread above LIBOR can range from 0.23% to 1.93%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in February 2015, which if utilized, reduces available borrowings under this facility. As of September 28, 2013, $252 million of letters of credit had been issued of which none was issued under this facility. The facilities contain only one financial covenant, relating to interest coverage, which the Company met on September 28, 2013 by a significant margin, and specifically exclude certain entities, including the International Theme Parks, from any representations, covenants, or events of default.
Shelf Registration Statement
At September 28, 2013, the Company had a shelf registration statement in place, which allows the Company to issue various types of debt instruments, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue debt is subject to market conditions and other factors impacting our borrowing capacity.
U.S. Medium-Term Note Program
At September 28, 2013, the total debt outstanding under the U.S. medium-term note program was $13.2 billion. The maturities of current outstanding borrowings range from 1 to 80 years. The debt outstanding includes $12.3 billion of fixed rate notes, which have stated interest rates that range from 0.45% to 7.55% and $810 million of floating rate notes that bear interest at U.S. LIBOR minus a spread. At September 28, 2013, the effective rate was 0.25%.
European Medium-Term Note Program
At September 28, 2013, the Company had a European medium-term note program, which allows the Company to issue various types of debt instruments such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes and index linked or dual currency notes. Capacity under the program is $4.0 billion, subject to market conditions and other factors impacting our borrowing capacity. Capacity under the program replenishes as outstanding debt under the program is repaid. The Company had no outstanding borrowings under the program at September 28, 2013.
Other Foreign Currency Denominated Debt
In July 2012, the Company refinanced CAD 328 million ($318 million) borrowed in connection with the acquisition of Club Penguin Entertainment, Inc. in July 2007. This borrowing bears interest at the Canadian Dealer Offered Rate plus 0.83% (2.11% at September 28, 2013) and matures in 2017.
In July 2008, the Company borrowed JPY 54 billion ($538 million) of floating rate loans that had an interest rate of Japanese LIBOR plus 0.42% and which matured in 2013.
In September 2012, the Company refinanced certain UTV borrowings with Indian Rupee (INR) 9.4 billion of term bank loans. At September 28, 2013, the outstanding balance was INR 9.1 billion ($147 million), which bears interest at an average rate of 10.49%, subject to annual revisions, and matures in 2015. The Company also arranged for short-term credit facilities of INR 11.7 billion ($188 million), which bear interest at rates determined at the time of drawdown and expire in 2014. The Company has borrowed INR 2.8 billion ($44 million) under the short-term credit facilities, which bears interest at an average rate of 10.25%.
Capital Cities/ABC Debt
In connection with the Capital Cities/ABC, Inc. acquisition in 1996, the Company assumed debt previously issued by Capital Cities/ABC, Inc. At September 28, 2013, the outstanding balance was $111 million, matures in 2021 and has a stated interest rate of 8.75%.
Disneyland Paris Borrowings
In September 2012, the Company provided Disneyland Paris with €1.3 billion ($1.7 billion) of financing, which was used to repay Disneyland Paris' outstanding third-party bank debt. The Company incurred a net charge of $24 million on the repayment of the third-party debt, which is reported in Other income/(expense), net in the fiscal 2012 Consolidated Statement of Income.

Hong Kong Disneyland Resort Borrowings
HKDL has an unsecured loan facility of HK $2.1 billion ($275 million) from the HKSAR scheduled to mature on dates through September 12, 2030, however earlier repayment may occur depending on future operations and capital expenditures of the park. The interest rate on this loan is subject to biannual revisions, but is capped at an annual rate of 6.75% (until March 2014), 7.625% (until March 2022) and 8.50% (until September 2030). As of September 28, 2013, the rate on the loans was 3.25%.
Total borrowings excluding market value adjustments, have the following scheduled maturities:

	Before International Theme Parks Consolidation	International Theme Parks	Total
2014	$1,508	$—	$1,508
2015	2,014	—	2,014
2016	2,013	23	2,036
2017	1,661	24	1,685
2018	1,293	25	1,318
Thereafter	5,407	203	5,610
	$13,896	$275	$14,171
The Company capitalizes interest on assets constructed for its parks, resorts and other property and on theatrical productions. In fiscal years 2013, 2012 and 2011, total interest capitalized was $77 million, $92 million and $91 million, respectively. Interest expense, net of capitalized interest, for fiscal years 2013, 2012 and 2011 was $349 million, $472 million and $435 million, respectively.

9	Income Taxes

	2013	2012	2011
Income Before Income Taxes
Domestic (including U.S. exports)	$8,972	$8,105	$7,330
Foreign subsidiaries	648	1,155	713
	$9,620	$9,260	$8,043

Income Tax Expense/(Benefit)
Current
Federal	$2,354	$1,975	$1,851
State	98	227	272
Foreign (1)	474	422	521
	2,926	2,624	2,644
Deferred
Federal	29	465	147
State	61	(2)	(6)
Foreign	(32)	—	—
	58	463	141
	$2,984	$3,087	$2,785

 (1) Includes foreign withholding taxes

	September 28, 2013	September 29, 2012
Components of Deferred Tax Assets and Liabilities
Deferred tax assets
Accrued liabilities	$(2,019)	$(3,034)
Foreign subsidiaries	(795)	(579)
Equity-based compensation	(86)	(160)
Noncontrolling interest net operating losses	(632)	(584)
Other	(396)	(361)
Total deferred tax assets	(3,928)	(4,718)
Deferred tax liabilities
Depreciable, amortizable and other property	5,987	4,924
Licensing revenues	325	336
Leveraged leases	22	33
Other	117	100
Total deferred tax liabilities	6,451	5,393
Net deferred tax liability before valuation allowance	2,523	675
Valuation allowance	1,042	811
Net deferred tax liability	$3,565	$1,486
The valuation allowance primarily relates to a $632 million deferred tax asset for the noncontrolling interest share of net operating losses at the International Theme Parks. The ultimate recognition of the noncontrolling interest share of the net operating losses, which have an indefinite carryforward period in France and Hong Kong and a five-year carryforward period in China, would not have an impact on net income attributable to Disney as any income tax benefit would be offset by a charge to noncontrolling interests in the income statement.
As of September 28, 2013, the Company had undistributed earnings of foreign subsidiaries of approximately $1.5 billion for which deferred taxes have not been provided. The Company intends to reinvest these earnings for the foreseeable future. If these amounts were distributed to the United States, in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Assuming the permanently reinvested foreign earnings were repatriated under laws and rates applicable at 2013 fiscal year end, the incremental federal tax applicable to the earnings would be approximately $315 million.
A reconciliation of the effective income tax rate to the federal rate is as follows:

	2013	2012	2011
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.8	2.0	2.1
Domestic production activity deduction	(2.5)	(2.5)	(2.3)
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(1.9)	(0.5)	(0.2)
Other, including tax reserves and related interest	(1.4)	(0.7)	—
	31.0%	33.3%	34.6%
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

	2013	2012	2011
Balance at the beginning of the year	$668	$718	$680
Increases for current year tax positions	222	85	75
Increases for prior year tax positions	365	26	41
Decreases in prior year tax positions	(9)	(68)	(17)
Settlements with taxing authorities	(126)	(93)	(61)
Balance at the end of the year	$1,120	$668	$718

The fiscal year-end 2013, 2012 and 2011 balances include $449 million, $452 million, and $480 million, respectively, that if recognized, would reduce our income tax expense and effective tax rate. These amounts are net of the offsetting benefits from other tax jurisdictions.
As of the end of fiscal 2013, 2012 and 2011, the Company had $211 million, $209 million and $175 million, respectively, in accrued interest and penalties related to unrecognized tax benefits. During fiscal years 2013, 2012 and 2011, the Company accrued additional interest of $42 million, $25 million and $17 million, respectively, and recorded reductions in accrued interest of $55 million, $12 million and $13 million, respectively, as a result of audit settlements and other prior-year adjustments. The Company’s policy is to report interest and penalties as a component of income tax expense.
The Company is no longer subject to U.S. federal examination for years prior to 2010 and is no longer subject to examination in any of its major state or foreign tax jurisdictions for years prior to 2004.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the resolution of certain tax matters, which could include payments on those tax matters. These resolutions and payments could reduce our unrecognized tax benefits by $434 million.
In fiscal years 2013, 2012 and 2011, income tax benefits attributable to equity-based compensation transactions exceeded the amounts recorded based on grant date fair value. Accordingly, $204 million, $120 million and $109 million were credited to shareholders’ equity, respectively in these years.
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
In fiscal 2011, the Company substantially amended its salaried employee pension plans with respect to benefits earned for service after December 31, 2011. The Company reduced the vesting requirement from five years of vesting service to three years of vesting service, revised the early retirement reduction factors and excluded employees hired after December 31, 2011 from plan participation. In addition, the percentage of average monthly compensation on which salary-related benefits are based was reduced while overtime, commissions and regular bonus amounts were added to the calculation of average monthly compensation received after December 31, 2011 to the extent those elements of compensation were not previously included.

The following chart summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with the pension and postretirement medical benefit plans based upon the actuarial valuations prepared as of September 28, 2013 and September 29, 2012.

	Pension Plans		Postretirement Medical Plans
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Projected benefit obligations
Beginning obligations	$(11,530)	$(9,481)	$(1,748)	$(1,578)
Service cost	(349)	(278)	(18)	(21)
Interest cost	(433)	(440)	(66)	(74)
Actuarial gain / (loss)	2,044	(1,635)	476	(107)
Plan amendments and other	(60)	51	(9)	—
Benefits paid	262	253	40	32
Ending obligations	$(10,066)	$(11,530)	$(1,325)	$(1,748)
Fair value of plans’ assets
Beginning fair value	$8,049	$6,551	$388	$302
Actual return on plan assets	807	972	45	48
Contributions	397	833	108	72
Benefits paid	(262)	(253)	(40)	(32)
Expenses and other	(26)	(54)	7	(2)
Ending fair value	$8,965	$8,049	$508	$388

Underfunded status of the plans	$(1,101)	$(3,481)	$(817)	$(1,360)
Amounts recognized in the balance sheet
Non-current assets	$234	$27	$—	$—
Current liabilities	(46)	(24)	(15)	(16)
Non-current liabilities	(1,289)	(3,484)	(802)	(1,344)
	$(1,101)	$(3,481)	$(817)	$(1,360)
The components of net periodic benefit cost are as follows:

	Pension Plans			Postretirement Medical Plans
	2013	2012	2011	2013	2012	2011
Service costs	$349	$278	$293	$18	$21	$18
Interest costs	433	440	411	66	74	66
Expected return on plan assets	(604)	(514)	(440)	(30)	(23)	(24)
Amortization of prior year service costs	10	12	14	(2)	(2)	(1)
Recognized net actuarial loss	418	309	230	40	31	9
Net periodic benefit cost	$606	$525	$508	$92	$101	$68

Key assumptions are as follows:
	Pension Plans			Postretirement Medical Plans
	2013	2012	2011	2013	2012	2011
Discount rate	5.00%	3.85%	4.75%	5.00%	3.85%	4.75%
Rate of return on plan assets	7.50%	7.75%	7.75%	7.50%	7.75%	7.75%
Rate of salary increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	7.25%	7.50%	8.00%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.25%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2027	2026	2025
Net periodic benefit cost is based on assumptions determined at the prior-year end measurement date.
AOCI, before tax, as of September 28, 2013 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans	Postretirement Medical Plans	Total
Unrecognized prior service (cost) / credit	$(74)	$4	$(70)
Unrecognized net actuarial (loss) / gain	(1,984)	71	(1,913)
Total amounts included in AOCI	(2,058)	75	(1,983)
Prepaid / (accrued) pension cost	957	(892)	65
Net balance sheet liability	$(1,101)	$(817)	$(1,918)
Amounts included in AOCI, before tax, as of September 28, 2013 that are expected to be recognized as components of net periodic benefit cost during fiscal 2014 are:

	Pension Plans	Postretirement Medical Plans	Total
Prior service (cost) / credit	$(14)	$2	$(12)
Net actuarial (loss) / gain	(153)	7	(146)
Total	$(167)	$9	$(158)
Plan Funded Status
The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $864 million, $797 million and $2 million, respectively, as of September 28, 2013 and $10.6 billion, $9.8 billion and $7.1 billion as of September 29, 2012, respectively.
For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and aggregate fair value of plan assets were $7.9 billion and $6.6 billion, respectively, as of September 28, 2013 and $10.6 billion and $7.1 billion as of September 29, 2012, respectively.
The Company’s total accumulated pension benefit obligations at September 28, 2013 and September 29, 2012 were $9.3 billion and $10.7 billion, respectively, of which 97% for both years was vested.
The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $1.3 billion and $0.5 billion, respectively, at September 28, 2013 and $1.7 billion and $0.4 billion, respectively, at September 29, 2012.

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

Asset Class	Minimum	Maximum
Equity investments
Domestic small cap	—%	10%
Domestic mid/large cap	15%	30%
International	7%	37%
Total equity investments	31%	60%

Fixed income investments	20%	40%

Alternative investments
Diversified	—%	10%
Distressed	—%	10%
Private equity/venture capital	—%	12%
Real estate	—%	15%
Commodity	—%	10%
Total alternative investments	15%	30%

Cash & money market funds	—%	10%
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
Assets are generally managed by external investment managers, and we have investment management agreements with respect to securities in the master trust. These agreements include account guidelines that establish permitted securities and risk controls commensurate with the account’s investment strategy. Some agreements permit the use of derivative securities (futures, options, interest rate swaps, credit default swaps) that enable investment managers to enhance returns and manage exposures within their accounts. Investment managers are prohibited from using derivatives to leverage returns.
Fair Value Measurements of Plan Assets
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and is classified in the following three categories:
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

Following is a description of the valuation methodologies used for assets reported at fair value. There have been no changes in the methodologies used at September 28, 2013 and September 29, 2012.
Level 1 investments are valued based on observable market prices on the last trading day of the year. Investments in common and preferred stocks are valued based on the securities exchange-listed price or a broker’s quote in an active market. Investments in U.S. Treasury securities are valued based on a broker’s quote in an active market.
Level 2 investments in certain government and federal agency bonds, mortgage-backed securities (MBS), asset-backed securities and corporate bonds are valued using a broker’s quote in a non-active market or an evaluated price based on a compilation of reported market information, such as benchmark yield curves, credit spreads and estimated default rates. Derivative financial instruments are valued based on models that incorporate observable inputs for the underlying securities, such as interest rates. Shares in money market and mutual funds are valued at the net asset value of the shares held by the Plan at year-end based on the fair value of the underlying investments.
Level 3 investments consist of investments in limited partnerships, which are valued based on the master trust's pro-rata share of the partnerships' underlying net investment holdings as reported in the partnerships' financial statements. The investments held by the partnerships are recorded at fair value by the partnerships and the partnerships' financial statements are generally audited annually. The fair values of the underlying investments are estimated using significant unobservable inputs (e.g., discounted cash flow models or relative valuation methods that incorporate comparable market information such as earnings and cash flow multiples from similar publicly traded companies or real estate properties).
The Company’s defined benefit plan assets are summarized by level in the following tables:

	As of September 28, 2013
Description	Level 1	Level 2	Level 3	Total	Plan Asset Mix
Equities:
Domestic small cap	$220	$—	$—	$220	2%
Domestic mid/large cap (1)	1,864	—	—	1,864	19%
International	1,384	595	—	1,979	21%
Fixed income
Corporate bonds	—	667	—	667	7%
Government and federal agency bonds, notes and MBS	802	770	—	1,572	17%
MBS & asset-backed securities	—	322	—	322	3%
Alternative investments
Diversified	85	262	270	617	7%
Distressed	—	—	153	153	2%
Private equity/venture capital	—	—	673	673	7%
Real estate	—	—	359	359	4%
Derivatives and other, net	—	119	—	119	1%
Cash & money market funds	42	886	—	928	10%
Total	$4,397	$3,621	$1,455	$9,473	100%

	As of September 29, 2012
Description	Level 1	Level 2	Level 3	Total	Plan Asset Mix
Equities:
Domestic small cap	$93	$—	$—	$93	1%
Domestic mid/large cap (1)	1,746	—	—	1,746	21%
International	1,096	450	—	1,546	18%
Fixed income
Corporate bonds	—	736	—	736	9%
Government and federal agency bonds, notes and MBS	827	910	—	1,737	21%
MBS & asset-backed securities	—	212	—	212	3%
Alternative investments
Diversified	83	282	179	544	6%
Distressed	—	—	194	194	2%
Private equity/venture capital	—	—	623	623	7%
Real estate	—	—	328	328	4%
Derivatives and other, net	—	11	—	11	—%
Cash & money market funds	95	572	—	667	8%
Total	$3,940	$3,173	$1,324	$8,437	100%

(1)
Large cap domestic equities include 2.9 million shares of Company common stock valued at $185 million (2% of total plan assets) and 2.8 million shares valued at $147 million (2% of total plan assets) at September 28, 2013 and September 29, 2012, respectively.

Changes in Level 3 assets for the years ended September 28, 2013 and September 29, 2012 are as follows:

	Alternative Investments
	Diversified	Distressed	Private equity/venture capital	Real estate	Total
Balance at Oct 1, 2011	$171	$228	$567	$263	$1,229
Additions	1	19	121	75	216
Distributions	(2)	(52)	(68)	(20)	(142)
Gain / (loss)	9	(1)	3	10	21
Balance at Sept. 29, 2012	$179	$194	$623	$328	$1,324
Additions	86	23	115	46	270
Distributions	(6)	(73)	(73)	(43)	(195)
Gain / (loss)	11	9	8	28	56
Balance at Sept. 28, 2013	$270	$153	$673	$359	$1,455
Uncalled Capital Commitments
Alternative investments held by the master trust include interests in limited partnerships that have rights to make capital calls to the limited partner investors. In such cases, the master trust would be contractually obligated to make a cash capital contribution to the limited partnership at the time of a capital call. At September 28, 2013, the total committed capital still uncalled and unpaid was $584 million.
Plan Contributions
During fiscal 2013, the Company made contributions to its pension and postretirement medical plans totaling $505 million, which included discretionary contributions above the minimum requirements for pension plans. The Company currently expects pension and postretirement medical plan contributions in fiscal 2014 to total approximately $275 million to $325 million. Final minimum funding requirements for fiscal 2014 will be determined based on our January 1, 2014 funding actuarial valuation, which we expect to receive during the fourth quarter of fiscal 2014.

Estimated Future Benefit Payments
The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension Plans	Postretirement Medical Plans(1)
2014	$419	$42
2015	364	45
2016	389	48
2017	416	51
2018	444	55
2019 – 2023	2,691	336

(1)	Estimated future benefit payments are net of expected Medicare subsidy receipts of $65 million.
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

Equity Securities	9%	-	12%
Debt Securities	4%	-	7%
Alternative Investments	6%	-	13%
Healthcare cost trend rate — The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. For the 2013 actuarial valuation, we assumed a 7.25% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over fourteen years until reaching 4.25%.
Sensitivity — A one percentage point (ppt) change in the key assumptions would have had the following effects on the projected benefit obligations for pension and postretirement medical plans as of September 28, 2013 and on cost for fiscal 2014:

	Discount Rate		Expected Long-Term Rate of Return On Assets	Assumed Healthcare Cost Trend Rate
Increase/(decrease)	Benefit Expense	Projected Benefit Obligations	Benefit Expense	Net Periodic Postretirement Medical Cost	Projected Benefit Obligations
1 ppt decrease	$204	$1,912	$90	$(24)	$(171)
1 ppt increase	(192)	(1,629)	(90)	34	209

Multiemployer Pension Plans
The Company participates in a number of multiemployer pension plans under union and industry-wide collective bargaining agreements that cover our union-represented employees and expenses its contributions to these plans as incurred. These plans generally provide for retirement, death and/or termination benefits for eligible employees within the applicable collective bargaining units, based on specific eligibility/participation requirements, vesting periods and benefit formulas. The risks of participating in these multiemployer plans are different from single-employer plans. For example:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the multiemployer plan, the unfunded obligations of the plan may become the obligation of the remaining participating employers.

•
If the Company chooses to stop participating in these multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company also participates in several multiemployer health and welfare plans that cover both active and retired employees. Health care benefits are provided to participants who meet certain eligibility requirements under the applicable collective bargaining unit.
The following table sets forth our fiscal year contributions to multiemployer pension and health and welfare benefit plans that were expensed during the fiscal years 2013, 2012 and 2011, respectively:

	2013	2012	2011
Pension plans	$97	$91	$86
Health & welfare plans	147	140	119
Total contributions	$244	$231	$205
Defined Contribution Plans
The Company has savings and investment plans that allow eligible employees to allocate up to 50% of their salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s pre-tax contribution up to plan limits. Effective January 1, 2012, the Company adopted new defined contribution retirement plans for employees who begin service after December 31, 2011 and are not eligible to participate in the defined benefit pension plans. In general, the Company contributes from 3% to 9% of an employee’s compensation depending on the employee’s age and years of service with the Company up to plan limits. In fiscal years 2013, 2012 and 2011, the costs of these plans were $68 million, $63 million and $59 million, respectively.
11 Equity

As of the filing date of this report, the Board of Directors had not yet declared a dividend related to fiscal 2013. The Company paid a $0.75 per share dividend ($1.3 billion) during the first quarter of fiscal 2013 related to fiscal 2012. The Company paid a $0.60 per share dividend ($1.1 billion) during the second quarter of fiscal 2012 related to fiscal 2011. The Company paid a $0.40 per share dividend ($0.8 billion) during the second quarter of fiscal 2011 related to fiscal 2010.
During fiscal 2013, the Company repurchased 71 million shares of its common stock for approximately $4.1 billion. During fiscal 2012, the Company repurchased 72 million shares of its common stock for approximately $3.0 billion. During fiscal 2011, the Company repurchased 135 million shares of its common stock for approximately $5.0 billion. On March 22, 2011, the Company’s Board of Directors increased the amount of shares that can be repurchased to 400 million shares as of that date. As of September 28, 2013, the Company had remaining authorization in place to repurchase 161 million additional shares. The repurchase program does not have an expiration date.

The following table summarizes the changes in each component of AOCI including our proportional share of equity method investee amounts, net of 37% estimated tax:

	Market Value Adjustments		Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Investments	Cash Flow Hedges (1)
Balance at Oct 2, 2010	$7	$(102)	$(1,866)	$80	$(1,881)
Unrealized gains (losses) arising during the period	2	(72)	(915)	(37)	(1,022)
Reclassifications of realized net (gains) losses to net income	(3)	120	156	—	273
Balance at Oct 1, 2011	6	(54)	(2,625)	43	(2,630)
Unrealized gains (losses) arising during the period	4	38	(829)	(60)	(847)
Reclassifications of realized net (gains) losses to net income	(7)	(36)	220	34	211
Balance at Sept. 29, 2012	3	(52)	(3,234)	17	(3,266)
Unrealized gains (losses) arising during the period	162	208	1,668	(162)	1,876
Reclassifications of realized net (gains) losses to net income	(25)	(73)	295	6	203
Balance at Sept. 28, 2013	$140	$83	$(1,271)	$(139)	$(1,187)

(1) Reclassifications of gains / (losses) on cash flow hedges are primarily recorded in revenue.
At September 28, 2013, the Company held available-for-sale investments in unrecognized gain positions totaling $228 million and no investments in significant unrecognized loss positions. At September 29, 2012, there were no available-for-sale investments in significant unrecognized gain or loss positions.
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
Starting March 2009 for our primary plan, each share granted subject to a stock option award reduces the number of shares available by one share while each share granted subject to a RSU award reduces the number of shares available by two shares. In March 2011, shareholders of the Company approved the 2011 Stock Incentive Plan, which increased the number of shares authorized to be awarded as grants by 64 million shares. In March 2012, shareholders of the Company approved an amendment to the 2011 Stock Incentive Plan, which increased the number of shares authorized to be awarded as grants by an incremental 15 million shares. As of September 28, 2013, the maximum number of shares available for issuance (assuming all the awards are in the form of stock options) was approximately 113 million shares and the number available for issuance assuming all awards are in the form of RSUs was approximately 57 million shares. The Company satisfies stock option exercises and vesting of RSUs with newly issued shares. Stock options and RSUs are generally forfeited by employees who terminate prior to vesting.
Each year, generally during the second quarter, the Company awards stock options and restricted stock units to a broad-based group of management and creative personnel. The fair value of options is estimated based on the binomial valuation model. The binomial valuation model takes into account variables such as volatility, dividend yield and the risk-free interest rate. The binomial valuation model also considers the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and the termination rate (the probability of a vested option being cancelled due to the termination of the option holder) in computing the value of the option.
In fiscal years 2013, 2012 and 2011, the weighted average assumptions used in the option-valuation model were as follows:

	2013	2012	2011
Risk-free interest rate	1.8%	2.0%	3.2%
Expected volatility	26%	31%	28%
Dividend yield	1.60%	1.56%	1.15%
Termination rate	2.7%	2.7%	2.5%
Exercise multiple	1.41	1.41	1.40
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
The impact of stock options/rights and RSUs on income and cash flows for fiscal years 2013, 2012 and 2011, was as follows:

	2013	2012	2011
Stock option/rights compensation expense (1)	$101	$115	$133
RSU compensation expense	311	310	300
Total equity-based compensation expense (2)	412	425	433
Tax impact	(139)	(145)	(151)
Reduction in net income	$273	$280	$282
Equity-based compensation expense capitalized during the period	$58	$56	$66
Tax benefit reported in cash flow from financing activities	$204	$122	$124

(1)	Includes stock appreciation rights.

(2)
Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs. Amortization of previously capitalized equity-based compensation totaled $65 million, $59 million and $57 million in fiscal years 2013, 2012 and 2011, respectively.

The following table summarizes information about stock option transactions (shares in millions):

	2013
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	54	$32.02
Awards forfeited	(1)	39.62
Awards granted	8	51.37
Awards exercised	(20)	29.57
Awards expired/cancelled	—	—
Outstanding at end of year	41	37.06
Exercisable at end of year	18	30.03
The following tables summarize information about stock options vested and expected to vest at September 28, 2013 (shares in millions):

	Vested
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$ 0 — $ 20	1	$18.90	1.8
$ 21 — $ 25	3	21.70	1.9
$ 26 — $ 30	6	28.84	1.7
$ 31 — $ 35	5	32.38	3.6
$ 36 — $ 45	3	39.60	7.7
	18

	Expected to Vest
Range of Exercise Prices	Number of Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$ 0 — $ 30	1	$27.84	2.5
$ 31 — $ 35	2	31.19	6.3
$ 36 — $ 45	10	39.11	7.9
$ 46 — $ 65	7	51.17	9.3
	20

(1)	Number of options expected to vest is total unvested options less estimated forfeitures.
The following table summarizes information about RSU transactions (shares in millions):

	2013
	Units	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	27	$35.49
Granted (1)	7	50.92
Vested	(12)	31.73
Forfeited	(1)	36.65
Unvested at end of year (2)	21	42.28
(1) RSU grants include 0.4 million shares of Performance RSUs.
(2) 1.3 million of the unvested RSUs are Performance RSUs.
The weighted average grant-date fair values of options granted during 2013, 2012 and 2011 were $12.38, $10.65 and $10.96, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during 2013, 2012 and 2011 totaled $1,162 million, $1,033 million and $969 million, respectively. The aggregate intrinsic values of stock options vested and expected to vest at September 28, 2013 were $635 million and $459 million, respectively.
As of September 28, 2013, there was $147 million of unrecognized compensation cost related to unvested stock options and $520 million related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.6 years for stock options and 1.6 years for RSUs.
Cash received from option exercises for 2013, 2012 and 2011 was $587 million, $1,008 million and $1,128 million, respectively. Tax benefits realized from tax deductions associated with option exercises and RSU activity for 2013, 2012 and 2011 totaled $398 million, $360 million and $342 million, respectively.

13 Detail of Certain Balance Sheet Accounts

	September 28, 2013	September 29, 2012
Current receivables
Accounts receivable	$6,694	$6,313
Other	428	388
Allowance for doubtful accounts	(155)	(161)
	$6,967	$6,540

Other current assets
Prepaid expenses	$443	$469
Other	162	335
	$605	$804

Parks, resorts and other property
Attractions, buildings and improvements	$21,195	$19,678
Leasehold improvements	697	696
Furniture, fixtures and equipment	15,135	14,317
Land improvements	4,165	3,891
	41,192	38,582
Accumulated depreciation	(22,459)	(20,687)
Projects in progress	2,476	2,453
Land	1,171	1,164
	$22,380	$21,512

Intangible assets
Character/franchise intangibles and copyrights	$5,771	$3,197
Other amortizable intangible assets	624	603
Accumulated amortization	(980)	(745)
Net amortizable intangible assets	5,415	3,055
FCC licenses	717	722
Trademarks	1,218	1,218
Other indefinite lived intangible assets	20	20
	$7,370	$5,015

Other non-current assets
Receivables	$1,547	$1,645
Prepaid expenses	190	194
Other	689	449
	$2,426	$2,288

Accounts payable and other accrued liabilities
Accounts payable	$4,899	$4,619
Payroll and employee benefits	1,628	1,521
Other	276	253
	$6,803	$6,393

	September 28, 2013	September 29, 2012
Other long-term liabilities
Deferred revenues	$298	$275
Capital lease obligations	274	284
Program licenses and rights	78	59
Participation and residual liabilities	385	348
Pension and postretirement medical plan liabilities	2,091	4,828
Other (1)	1,435	1,385
	$4,561	$7,179

(1)	Includes unrecognized tax benefits.
14 Commitments and Contingencies
Commitments
The Company has various contractual commitments for broadcast rights for sports, feature films and other programming, totaling approximately $50.7 billion, including approximately $0.8 billion for available programming as of September 28, 2013, and approximately $48.2 billion related to sports programming rights, primarily college football (including college bowl games) and basketball conferences, NFL, MLB, NBA and NASCAR.
The Company has entered into operating leases for various real estate and equipment needs, including retail outlets and distribution centers for consumer products, broadcast equipment and office space for general and administrative purposes. Rental expense for operating leases during fiscal years 2013, 2012 and 2011, including common-area maintenance and contingent rentals, was $875 million, $863 million and $820 million, respectively.
The Company also has contractual commitments for creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives.
Contractual commitments for broadcast programming rights, future minimum lease payments under non-cancelable operating leases and creative talent and other commitments totaled $59.2 billion at September 28, 2013, payable as follows:

	Broadcast Programming	Operating Leases	Other	Total
2014	$5,995	$507	$2,638	$9,140
2015	4,984	422	634	6,040
2016	4,953	342	349	5,644
2017	4,469	272	197	4,938
2018	4,377	217	145	4,739
Thereafter	25,906	1,784	1,013	28,703
	$50,684	$3,544	$4,976	$59,204

The Company has assets under non-cancelable capital leases, primarily for land and broadcast equipment, which had gross carrying values of $572 million and $559 million at September 28, 2013 and September 29, 2012, respectively. Accumulated amortization related to these capital leases totaled $208 million and $167 million at September 28, 2013 and September 29, 2012, respectively. Future payments under these leases as of September 28, 2013 are as follows:

2014	$60
2015	70
2016	38
2017	35
2018	18
Thereafter	522
Total minimum obligations	743
Less amount representing interest	(451)
Present value of net minimum obligations	292
Less current portion	(18)
Long-term portion	$274
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of September 28, 2013, the remaining debt service obligation guaranteed by the Company was $343 million, of which $75 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for Anaheim bonds.
Legal Matters
Beef Products, Inc. v. American Broadcasting Companies, Inc. On September 13, 2012, plaintiffs filed an action in South Dakota state court against certain subsidiaries and employees of the Company and others, asserting claims for defamation arising from alleged false statements and implications, statutory and common law product disparagement, and tortious interference with existing and prospective business relationships. The claims arise out of ABC News reports published in March and April 2012 that discussed the subject of labeling requirements for production processes related to a product one plaintiff produces that is added to ground beef before sale to consumers. Plaintiffs seek actual and consequential damages in excess of $400 million, statutory damages (including treble damages) pursuant to South Dakota's Agricultural Food Products Disparagement Act, and punitive damages. On October 24, 2012, the Company removed the action to the United States District Court for the District of South Dakota, and on October 31, 2012, the Company moved to dismiss all claims. On November 28, 2012, plaintiffs filed motion to remand the case to state court. On June 12, 2013, the district court granted plaintiffs' motion to remand to state court and denied the Company's motions to dismiss all claims, without prejudice to its right to move again in state court. On July 9, 2013, the Company moved in state court to dismiss all claims, and the hearing on those motions is set for December 17, 2013.
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
Celador International Ltd. v. American Broadcasting Companies, Inc.
In connection with the Company's litigation with Celador International Ltd., the Company recorded a $321 million charge in Other income/(expense), net, in fiscal 2013. This amount was paid in fiscal 2013.

Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of television program rights within the Media Networks segment and vacation ownership units within the Parks and Resorts segment. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.9 billion as of September 28, 2013. The activity in fiscal 2013 related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was $0.7 billion as of September 28, 2013. The activity in fiscal 2013 related to the allowance for credit losses was not material.
15 Fair Value Measurement

The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level. See Note 10 for the definitions of fair value and each Level within the fair value hierarchy.

	Fair Value Measurement at September 28, 2013
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$305	$—	$—	$305
Derivatives (1)
Interest rate	—	170	—	170
Foreign exchange	—	267	—	267
Liabilities
Derivatives (1)
Interest rate	—	(94)	—	(94)
Foreign exchange	—	(201)	—	(201)
Total recorded at fair value	$305	$142	$—	$447
Fair value of borrowings	$—	$13,630	$914	$14,544

	Fair Value Measurement at September 29, 2012
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$86	$—	$—	$86
Derivatives (1)
Interest rate	—	239	—	239
Foreign exchange	—	390	—	390
Liabilities
Derivatives (1)
Foreign exchange	—	(235)	—	(235)
Total recorded at fair value	$86	$394	$—	$480
Fair value of borrowings	$—	$13,493	$1,653	$15,146

(1)
The Company has a master netting arrangement by counterparty for its derivative contracts. Contracts in a liability position totaling $171 million and $153 million have been netted against contracts in an asset position in the Consolidated Balance Sheets at September 28, 2013 and September 29, 2012, respectively.

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
Level 3 borrowings, which include HKDL borrowings and other foreign currency denominated borrowings, are generally valued based on historical market transactions, prevailing market interest rates and the Company's current borrowing cost and credit risk.
The Company’s financial instruments also include cash, cash equivalents, receivables and account payable. The carrying values of these financial instruments approximate the fair values.
The Company also has assets that are required to be recorded at fair value on a non-recurring basis when the estimated future cash flows provide indicators that the asset may be impaired. During fiscal years 2013 and 2012, the Company recorded film production cost impairment charges of $100 million and $121 million, respectively. At September 28, 2013, the aggregate carrying value of the films for which we prepared the fair value analyses in fiscal 2013 was $142 million. At September 29, 2012, the aggregate carrying value of the films for which we prepared the fair value analyses in fiscal 2012 was $172 million. These impairment charges are reported in “Costs and expenses” in the Consolidated Statements of Income. The film impairment charges reflected the excess of the unamortized cost of the impaired films over their estimated fair value using discounted cash flows, which is a level 3 valuation technique.
Transfers of Financial Assets
Through December 4, 2008, the Company sold mortgage receivables arising from sales of its vacation ownership units under a facility that expired on December 4, 2008 and was not renewed. In fiscal 2012, the Company repurchased these receivables for the outstanding principal balance of $191 million, which approximated fair value.
Credit Concentrations
The Company monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments on an ongoing basis and does not currently anticipate nonperformance by the counterparties.
The Company does not expect that it would realize a material loss, based on the fair value of its derivative financial instruments as of September 28, 2013, in the event of nonperformance by any single derivative counterparty. The Company enters into transactions only with derivative counterparties that have a credit rating of A- or better. The Company’s current policy regarding agreements with derivative counterparties is generally to require collateral in the event credit ratings fall below A- or in the event aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.
The Company does not have material cash and cash equivalent balances with financial institutions that have a credit rating of less than investment grade. As of September 28, 2013, the Company’s balances with individual financial institutions that exceeded 10% of the Company's total cash and cash equivalents were 26% of total cash and cash equivalents compared to 44% as of September 29, 2012.
The Company’s trade receivables and financial investments do not represent a significant concentration of credit risk at September 28, 2013 due to the wide variety of customers and markets into which the Company’s products are sold, their dispersion across geographic areas and the diversification of the Company’s portfolio among issuers.
16 Derivative Instruments

The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.

The Company's derivative positions measured at fair value are summarized in the following tables:

	As of September 28, 2013
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$146	$106	$(68)	$(24)
Interest rate	—	170	(94)	—
Derivatives not designated as hedges
Foreign exchange	15	—	(82)	(27)
Gross fair value of derivatives	161	276	(244)	(51)
Counterparty netting	(137)	(34)	143	28
Total Derivatives (1)	$24	$242	$(101)	$(23)

	As of September 29, 2012
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$84	$30	$(94)	$(50)
Interest rate	1	238	—	—
Derivatives not designated as hedges
Foreign exchange	258	18	(91)	—
Gross fair value of derivatives	343	286	(185)	(50)
Counterparty netting	(117)	(36)	117	36
Total Derivatives (1)	$226	$250	$(68)	$(14)

(1)	Refer to Note 15 for further information on derivative fair values and counterparty netting.
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of September 28, 2013 and September 29, 2012, the total notional amount of the Company’s pay-floating interest rate swaps was $5.6 billion and $3.1 billion, respectively. The following table summarizes adjustments related to fair value hedges included in net interest expense in the Consolidated Statements of Income.

	2013	2012	2011
Gain (loss) on interest rate swaps	$(180)	$23	$17
Gain (loss) on hedged borrowings	180	(23)	(17)
In addition, the Company realized net benefits of $80 million, $58 million and $66 million for fiscal years 2013, 2012 and 2011, respectively, in net interest expense related to the pay-floating interest rate swaps.
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at September 28, 2013 or at September 29, 2012.

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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of September 28, 2013 and September 29, 2012, the notional amounts of the Company’s net foreign exchange cash flow hedges were $4.3 billion and $4.6 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for fiscal years 2013, 2012 and 2011 were not material. Net deferred gains recorded in AOCI for contracts that will be reclassified to earnings in the next twelve months totaled $64 million.
Foreign exchange risk management contracts with respect to foreign currency assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at September 28, 2013 and September 29, 2012 were $4.3 billion and $4.1 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the offsetting net foreign exchange gains or losses on the related foreign exchange contracts for fiscal years 2013, 2012 and 2011 by corresponding line item in which they are recorded in the Consolidated Statements of Income:

	Costs and Expenses			Interest Expense
	2013	2012	2011	2013	2012	2011
Net gains (losses) on foreign currency denominated assets and liabilities	$(33)	$(63)	$15	$199	$(9)	$(40)
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(8)	9	(16)	(194)	—	40
Net gains (losses)	$(41)	$(54)	$(1)	$5	$(9)	$—

Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The fair value of commodity hedging contracts at September 28, 2013 and September 29, 2012 were not material. The related gains and losses recognized in earnings were not material for fiscal years 2013, 2012 and 2011.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain commodity swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The fair value of these contracts at September 28, 2013 and September 29, 2012 were not material. The related gains and losses recognized in earnings were not material for fiscal years 2013, 2012 and 2011.
At October 1, 2011, the notional amount of pay fixed interest rate swaps not designated as hedges was $184 million. On June 5, 2012, the Company terminated these pay fixed interest rate swaps in connection with the repurchase of securitized vacation ownership mortgage receivables.

Contingent Features
The Company’s derivative financial instruments may require the Company to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. If the Company’s credit ratings were to fall below investment grade, such counterparties would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $124 million and $82 million at September 28, 2013 and September 29, 2012, respectively. The Company had posted collateral of $54 million at September 28, 2013. There was no collateral posted at September 29, 2012.
17 Restructuring and Impairment Charges
The Company recorded $214 million, $100 million and $55 million of restructuring and impairment charges in fiscal years 2013, 2012 and 2011, respectively. Charges in fiscal 2013 were due to severance, contract and lease termination costs and intangible and other asset impairments. The charges include amounts incurred in connection with the acquisition of Lucasfilm. Charges in fiscal 2012 were primarily due to severance, lease termination costs and the write-off of an intellectual property asset. Charges in fiscal 2011 were due to severance costs and asset impairments. Charges in each fiscal year were largely due to organizational and cost structure initiatives across various of our businesses.

QUARTERLY FINANCIAL SUMMARY
(In millions, except per share data)

(unaudited)	Q1(1)	Q2 (2)	Q3 (3)	Q4 (4)
2013
Revenues	$11,341	$10,554	$11,578	$11,568
Net income	1,438	1,621	2,034	1,543
Net income attributable to Disney	1,382	1,513	1,847	1,394
Earnings per share:
Diluted	$0.77	$0.83	$1.01	$0.77
Basic	0.78	0.84	1.02	0.78
2012
Revenues	$10,779	$9,629	$11,088	$10,782
Net income	1,521	1,226	2,036	1,390
Net income attributable to Disney	1,464	1,143	1,831	1,244
Earnings per share:
Diluted	$0.80	$0.63	$1.01	$0.68
Basic	0.81	0.64	1.02	0.69

(1)
Results for the first quarter of fiscal 2013 include charges related to the Celador litigation ($0.11 per diluted share) and our share of expense associated with the Hulu Equity Redemption ($0.02 per diluted share), partially offset by a gain on the sale of our 50% interest in ESS ($0.07 per diluted share) and a tax benefit related to an increase in the amount of prior-year foreign earnings considered to be indefinitely reinvested outside of the United States ($0.04 per diluted share). These items had a net adverse impact of $0.02 on diluted earnings per share. The first quarter of fiscal 2012 includes restructuring charges, which had no net impact on earnings per share.

(2)
Results for the second quarter of fiscal 2013 include favorable tax adjustments related to pre-tax earnings in prior years ($0.06 per diluted share), partially offset by restructuring and impairment charges ($0.02 per diluted share). These items collectively had a net positive impact of $0.04 on diluted earnings per share. The second quarter of fiscal 2012 includes a non-cash gain on the Company’s equity investment in UTV, which arose in connection with the acquisition of a controlling interest in UTV ($0.06 per diluted share) and restructuring and impairment charges ($0.01 per diluted share). These items had a net positive impact of $0.05 on diluted earnings per share.

(3)
Results for the third quarter of fiscal 2013 include restructuring and impairment charges, which had an adverse impact of $0.02 on diluted earnings per share. The third quarter of fiscal 2012 includes restructuring charges, which had no net impact on earnings per share.

(4)
Results for the fourth quarter of fiscal 2013 include restructuring and impairment charges ($0.03 per diluted share), offset by a tax benefit related to an increase in the amount of prior-year foreign earnings considered to be indefinitely reinvested outside of the United States ($0.02 per diluted share) and gains on the sale of various businesses ($0.01 per diluted share), which collectively had no net impact on earnings per share. The fourth quarter of fiscal 2012 includes the Lehman recovery ($0.03 per diluted share) offset by restructuring and impairment charges ($0.02 per diluted share) and the DLP debt charge (rounds to $0.00 per diluted share), which collectively had no net impact on earnings per share.