Form 10-Q
period 2013-12-28
WALT DISNEY CO/
filed 2014-02-05
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
December 28, 2013

Incorporated in Delaware	I.R.S. Employer Identification
No. 95-4545390
500 South Buena Vista Street, Burbank, California 91521
(818) 560-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer (do not check if smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,752,059,060 shares of common stock outstanding as of January 29, 2014.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended
	December 28, 2013	December 29, 2012
Revenues	$12,309	$11,341
Costs and expenses	(9,644)	(9,249)
Restructuring and impairment charges	(19)	—
Other income/(expense), net	6	(102)
Interest income/(expense), net	49	(72)
Equity in the income of investees	239	110
Income before income taxes	2,940	2,028
Income taxes	(1,036)	(590)
Net income	1,904	1,438
Less: Net income attributable to noncontrolling interests	(64)	(56)
Net income attributable to The Walt Disney Company (Disney)	$1,840	$1,382

Earnings per share attributable to Disney:
Diluted	$1.03	$0.77
Basic	$1.04	$0.78

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,784	1,800
Basic	1,762	1,777
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended
	December 28, 2013	December 29, 2012
Net income	$1,904	$1,438
Other comprehensive income (loss), net of tax:
Market value adjustments for investments	(19)	17
Market value adjustments for hedges	31	59
Pension and postretirement medical plan adjustments	25	73
Foreign currency translation and other	14	2
Other comprehensive income	51	151
Comprehensive income	1,955	1,589
Less: Net income attributable to noncontrolling interests	(64)	(56)
Less: Other comprehensive income attributable to noncontrolling interests	(8)	(13)
Comprehensive income attributable to Disney	$1,883	$1,520
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	December 28, 2013	September 28, 2013
ASSETS
Current assets
Cash and cash equivalents	$4,397	$3,931
Receivables	8,013	6,967
Inventories	1,380	1,487
Television costs and advances	846	634
Deferred income taxes	484	485
Other current assets	643	605
Total current assets	15,763	14,109
Film and television costs	4,992	4,783
Investments	2,784	2,849
Parks, resorts and other property
Attractions, buildings and equipment	41,498	41,192
Accumulated depreciation	(22,874)	(22,459)
	18,624	18,733
Projects in progress	2,760	2,476
Land	1,183	1,171
	22,567	22,380
Intangible assets, net	7,313	7,370
Goodwill	27,324	27,324
Other assets	2,423	2,426
Total assets	$83,166	$81,241

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$8,590	$6,803
Current portion of borrowings	3,687	1,512
Unearned royalties and other advances	3,419	3,389
Total current liabilities	15,696	11,704

Borrowings	11,714	12,776
Deferred income taxes	3,987	4,050
Other long-term liabilities	4,473	4,561
Commitments and contingencies (Note 11)
Equity
Preferred stock, $.01 par value Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value Authorized – 4.6 billion shares, Issued – 2.8 billion shares	33,679	33,440
Retained earnings	48,089	47,758
Accumulated other comprehensive loss	(1,144)	(1,187)
	80,624	80,011
Treasury stock, at cost, 1.1 billion shares at December 28, 2013 and 1.0 billion shares at September 28, 2013	(36,300)	(34,582)
Total Disney Shareholders' equity	44,324	45,429
Noncontrolling interests	2,972	2,721
Total equity	47,296	48,150
Total liabilities and equity	$83,166	$81,241

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Quarter Ended
	December 28, 2013	December 29, 2012
OPERATING ACTIVITIES
Net income	$1,904	$1,438
Depreciation and amortization	561	514
Gains on dispositions	(6)	(219)
Deferred income taxes	(85)	(236)
Equity in the income of investees	(239)	(110)
Cash distributions received from equity investees	187	192
Net change in film and television costs and advances	(299)	(187)
Equity-based compensation	96	100
Other	(78)	86
Changes in operating assets and liabilities:
Receivables	(1,175)	(934)
Inventories	97	95
Other assets	(20)	42
Accounts payable and other accrued liabilities	(707)	(314)
Income taxes	976	677
Cash provided by operations	1,212	1,144

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(658)	(545)
Sales of investments/proceeds from dispositions	136	340
Acquisitions	—	(2,265)
Other	(5)	5
Cash used in investing activities	(527)	(2,465)

FINANCING ACTIVITIES
Commercial paper borrowings, net	2,149	994
Borrowings	66	3,037
Reduction of borrowings	(1,046)	(776)
Dividends	—	(1,300)
Repurchases of common stock	(1,718)	(1,044)
Proceeds from exercise of stock options	94	124
Other	218	101
Cash (used in)/provided by financing activities	(237)	1,136

Impact of exchange rates on cash and cash equivalents	18	5

Increase/(decrease) in cash and cash equivalents	466	(180)
Cash and cash equivalents, beginning of period	3,931	3,387
Cash and cash equivalents, end of period	$4,397	$3,207
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	December 28, 2013			December 29, 2012
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$45,429	$2,721	$48,150	$39,759	$2,199	$41,958
Comprehensive income	1,883	72	1,955	1,520	69	1,589
Equity compensation activity	238	—	238	252	—	252
Dividends	(1,508)	—	(1,508)	(1,324)	—	(1,324)
Common stock repurchases	(1,718)	—	(1,718)	(1,044)	—	(1,044)
Acquisition of Lucasfilm	—	—	—	1,853	6	1,859
Contributions	—	180	180	—	71	71
Distributions and other	—	(1)	(1)	—	9	9
Ending balance	$44,324	$2,972	$47,296	$41,016	$2,354	$43,370
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the quarter ended December 28, 2013 are not necessarily indicative of the results that may be expected for the year ending September 27, 2014. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation.
These financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K.
The Company enters into relationships or investments with other entities in which it does not have majority ownership or control. In certain instances, the entity in which the Company has a relationship or investment may be a variable interest entity (VIE). A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Although the Company has less than a 50% direct ownership interest in Disneyland Paris, Hong Kong Disneyland Resort (HKDL) and Shanghai Disney Resort (collectively the International Theme Parks), they are VIEs, and given the nature of the Company’s relationships with these entities, which include management agreements, the Company has consolidated the International Theme Parks in its financial statements.
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

	Quarter Ended
	December 28, 2013	December 29, 2012
Media Networks
Cable Networks	$257	$177
Broadcasting	(18)	(13)
Equity in the income of investees included in segment operating income	$239	$164

During the quarter ended December 29, 2012, the Company recorded a $55 million charge for our share of expense related to an equity redemption at Hulu LLC (Hulu Equity Redemption). This charge is recorded in "Equity in the income of investees" in the Condensed Consolidated Statements of Income but has been excluded from segment operating income. See Note 3 for further discussion of the transaction.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended
	December 28, 2013	December 29, 2012
Revenues (1):
Media Networks	$5,290	$5,101
Parks and Resorts	3,597	3,391
Studio Entertainment	1,893	1,545
Consumer Products	1,126	1,013
Interactive	403	291
	$12,309	$11,341
Segment operating income (1):
Media Networks	$1,455	$1,214
Parks and Resorts	671	577
Studio Entertainment	409	234
Consumer Products	430	346
Interactive	55	9
	$3,020	$2,380

(1) Studio Entertainment segment revenues and operating income include an allocation of Consumer Products revenues, which is meant to reflect royalties on sales of merchandise based on certain film properties. The increases/(decreases) related to these allocations on segment revenues and operating income as reported in the above table are as follows:

	Quarter Ended
	December 28, 2013	December 29, 2012
Studio Entertainment	$63	$55
Consumer Products	(63)	(55)
	$—	$—
A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended
	December 28, 2013	December 29, 2012
Segment operating income	$3,020	$2,380
Corporate and unallocated shared expenses	(116)	(123)
Restructuring and impairment charges	(19)	—
Other income/(expense), net	6	(102)
Interest income/(expense), net	49	(72)
Hulu Equity Redemption charge	—	(55)
Income before income taxes	$2,940	$2,028

3.	Acquisitions
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

The revenue and net income of Lucasfilm included in the Company's Condensed Consolidated Statement of Income for the quarter ended December 28, 2013 was not material.

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

In July 2013, Fox Entertainment Group, NBCUniversal and the Company agreed to provide Hulu with $750 million in cash to fund Hulu's operations and investments for future growth, of which the Company's share is $257 million. To date, the Company has contributed $134 million, increasing its ownership to 33%, and will continue to guarantee its share of Hulu's $338 million term loan.

The Company accounts for its interest in Hulu as an equity method investment.

Goodwill
There were no changes in the carrying amount of goodwill for the quarter ended December 28, 2013. The carrying amount of goodwill at December 28, 2013 and September 28, 2013 includes accumulated impairments of $29 million at Interactive.

4.	Dispositions and Other Income/(Expense)
ESPN STAR Sports
On November 7, 2012, the Company sold its 50% equity interest in ESPN STAR Sports (ESS) to the joint venture partner of ESS for $335 million resulting in a gain of $219 million ($125 million after tax and allocation to noncontrolling interest). The gain is reported in "Other income/(expense), net" in the first quarter of fiscal 2013.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Other income/(expense)
Other income/(expense) is as follows:

	Quarter Ended
	December 28, 2013	December 29, 2012
Celador litigation charge(1)	$—	$(321)
Gain on sale of equity interest in ESS	—	219
Other	6	—
Other income/(expense), net	$6	$(102)

(1) In connection with the Company's litigation with Celador International Ltd., the Company recorded a $321 million charge in the first quarter of fiscal 2013.

5.	Borrowings
For the quarter ended December 28, 2013, the Company’s borrowing activity is as follows:

	September 28, 2013	Additions	Payments	Other Activity(1)	December 28, 2013
Commercial paper borrowings	$—	$2,149	$—	$—	$2,149
U.S. medium-term notes	13,155	—	(1,000)	3	12,158
European medium-term notes and other foreign currency denominated borrowings	509	66	(41)	(10)	524
HKDL borrowings	275	—	(12)	2	265
Other	349	—	(12)	(32)	305
Total	$14,288	$2,215	$(1,065)	$(37)	$15,401

(1) The other activity is primarily market value adjustments for debt with qualifying hedges.

Interest income/(expense)
Interest and investment income and interest expense are reported net in the Condensed Consolidated Statements of Income. Interest expense, net of capitalized interest, for the quarters ended December 28, 2013 and December 29, 2012 was $81 million and $92 million, respectively. Interest and investment income for the quarters ended December 28, 2013 and December 29, 2012 was $130 million and $20 million, respectively. The quarter ended December 28, 2013 included net gains realized on available-for-sale and non-publicly traded cost method investments of $59 million and $46 million, respectively.

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following tables present summarized balance sheet information for the Company as of December 28, 2013 and September 28, 2013, reflecting the impact of consolidating the International Theme Parks balance sheets.

	As of December 28, 2013
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$3,785	$612	$4,397
Other current assets	11,111	255	11,366
Total current assets	14,896	867	15,763
Investments/Advances	6,524	(3,740)	2,784
Parks, resorts and other property	17,017	5,550	22,567
Other assets	42,021	31	42,052
Total assets	$80,458	$2,708	$83,166

Current portion of borrowings	$3,687	$—	$3,687
Other current liabilities	11,520	489	12,009
Total current liabilities	15,207	489	15,696
Borrowings	11,449	265	11,714
Deferred income taxes and other long-term liabilities	8,306	154	8,460
Equity	45,496	1,800	47,296
Total liabilities and equity	$80,458	$2,708	$83,166

	As of September 28, 2013
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$3,325	$606	$3,931
Other current assets	9,896	282	10,178
Total current assets	13,221	888	14,109
Investments/Advances	6,415	(3,566)	2,849
Parks, resorts and other property	17,117	5,263	22,380
Other assets	41,879	24	41,903
Total assets	$78,632	$2,609	$81,241

Current portion of borrowings	$1,512	$—	$1,512
Other current liabilities	9,622	570	10,192
Total current liabilities	11,134	570	11,704
Borrowings	12,501	275	12,776
Deferred income taxes and other long-term liabilities	8,466	145	8,611
Equity	46,531	1,619	48,150
Total liabilities and equity	$78,632	$2,609	$81,241

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents summarized income statement information of the Company for the quarter ended December 28, 2013, reflecting the impact of consolidating the International Theme Parks income statements.

	Before International Theme Parks Consolidation(1)	International Theme Parks and Adjustments	Total
Revenues	$11,745	$564	$12,309
Cost and expenses	(9,086)	(558)	(9,644)
Restructuring and impairment charges	(19)	—	(19)
Other income/(expense), net	6	—	6
Interest income/(expense), net	65	(16)	49
Equity in the income of investees	235	4	239
Income before income taxes	2,946	(6)	2,940
Income taxes	(1,036)	—	(1,036)
Net income	$1,910	$(6)	$1,904

(1)
These amounts include the International Theme Parks under the equity method of accounting. As such, royalty and management fee income from these operations is included in Revenues and our share of their net income/(loss) is included in Equity in the income of investees. There were $14 million of royalties and management fees recognized for the quarter ended December 28, 2013.

The following table presents summarized cash flow statement information of the Company for the quarter ended December 28, 2013, reflecting the impact of consolidating the International Theme Parks cash flow statements.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash provided by/(used in) operations	$1,268	$(56)	$1,212
Investments in parks, resorts and other property	(334)	(324)	(658)
Cash (used in)/provided by other investing activities	(71)	202	131
Cash (used in)/provided by financing activities	(417)	180	(237)
Impact of exchange rates on cash and cash equivalents	14	4	18
Increase in cash and cash equivalents	460	6	466
Cash and cash equivalents, beginning of period	3,325	606	3,931
Cash and cash equivalents, end of period	$3,785	$612	$4,397

During the quarter ended December 28, 2013, Disneyland Paris borrowed €50 million ($68 million) under a line of credit with the Company and subsequent to the quarter end borrowed an additional €50 million.
In July 2009, the Company entered into a capital realignment and expansion plan for HKDL with the Government of the Hong Kong Special Administrative Region (HKSAR), HKDL’s majority shareholder. The expansion cost approximately $0.5 billion, was completed in 2013 and was financed equally by the Company and HKSAR. As a result the Company’s equity interest in HKDL increased from 43% to 48%.
In addition, HKSAR holds a right to receive additional shares over time if HKDL exceeds certain return on asset performance targets.  The amount of additional shares HKSAR can receive varies with the extent to which the performance targets are exceeded but is capped on both an annual and cumulative basis. Based on the number of shares currently outstanding, the additional shares could decrease the Company’s equity interest to no less than 38% over a period no shorter than 18 years. HKDL may begin to exceed the performance targets in fiscal 2014, in which case HKSAR would be entitled to receive additional equity interests beginning in 2015. The maximum additional interest which HKSAR can receive in 2015 would reduce the Company's equity interest by approximately 1 percentage point.

7.	Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Medical Plans
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Service costs	$71	$86	$3	$4
Interest costs	122	109	16	17
Expected return on plan assets	(161)	(151)	(9)	(8)
Amortization of prior-year service costs	4	2	—	(1)
Recognized net actuarial loss/(gain)	36	104	(2)	10
Net periodic benefit cost	$72	$150	$8	$22
During the quarter ended December 28, 2013, the Company did not make any material contributions to its pension and postretirement medical plans. The Company expects total pension and postretirement medical plan contributions in fiscal 2014 of approximately $275 million to $325 million. Final minimum pension plan funding requirements for fiscal 2014 will be determined based on our January 1, 2014 funding actuarial valuation, which will be available in the fourth quarter of fiscal 2014.

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

	Quarter Ended
	December 28, 2013	December 29, 2012
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,762	1,777
Weighted average dilutive impact of Awards	22	23
Weighted average number of common and common equivalent shares outstanding (diluted)	1,784	1,800
Awards excluded from diluted earnings per share	10	1

9.	Equity
On December 4, 2013, the Company declared a $0.86 per share dividend ($1.5 billion) related to fiscal 2013 for shareholders of record on December 16, 2013, which was paid on January 16, 2014. The Company paid a $0.75 per share dividend ($1.3 billion) during the first quarter of fiscal 2013 related to fiscal 2012.
During the quarter ended December 28, 2013, the Company repurchased 25 million shares of its common stock for $1.7 billion. As of December 28, 2013, the Company had remaining authorization in place to repurchase 136 million additional shares. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts, net of 37% estimated tax:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
	Investments, net	Cash Flow Hedges
Balance at Sept. 28, 2013	$95	$83	$(1,271)	$(94)	$(1,187)
Unrealized gains (losses) arising during the period	18	41	—	6	65
Reclassifications of net (gains) losses to net income	(37)	(10)	25	—	(22)
Balance at Dec. 28, 2013	$76	$114	$(1,246)	$(88)	$(1,144)

Balance at Sept. 29, 2012	$3	$(52)	$(3,234)	$17	$(3,266)
Unrealized gains (losses) arising during the period	17	65	—	(17)	65
Reclassifications of net (gains) losses to net income	—	(6)	73	6	73
Balance at Dec. 29, 2012	$20	$7	$(3,161)	$6	$(3,128)

Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended
		December 28, 2013	December 29, 2012
Investments, net	Interest income/(expense), net	$59	$—
Estimated tax	Income taxes	(22)	—
		37	—

Cash flow hedges	Primarily revenue	16	10
Estimated tax	Income taxes	(6)	(4)
		10	6

Pension and postretirement medical expense	Primarily included in the computation of net periodic benefit cost (see Note 7)	(40)	(116)
Estimated tax	Income taxes	15	43
		(25)	(73)

Foreign currency translation and other	Other income/(expense), net	—	(10)
Estimated tax	Income taxes	—	4
		—	(6)

Total reclassifications for the period		$22	$(73)
At December 28, 2013, the Company held available-for-sale investments in net unrecognized gain positions totaling $121 million and no investments in significant unrecognized loss positions. At September 28, 2013, the Company held available-for-sale investments in net unrecognized gain positions totaling $156 million and no investments in significant unrecognized loss positions.

10.	Equity-Based Compensation
Compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended
	December 28, 2013	December 29, 2012
Stock options/rights (1)	$25	$25
RSUs	74	76
Total equity-based compensation expense (2)	$99	$101
Equity-based compensation expense capitalized during the period	$14	$14

(1)	Includes stock appreciation rights.

(2)
Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs. During the quarters ended December 28, 2013 and December 29, 2012, amortization of previously capitalized equity-based compensation totaled $13 million and $24 million, respectively.

Unrecognized compensation cost related to unvested stock options/rights and RSUs totaled approximately $220 million and $719 million, respectively, as of December 28, 2013.
The weighted average grant date fair values of options issued during the quarters ended December 28, 2013 and December 29, 2012 were $19.15 and $12.19, respectively.
During the quarter ended December 28, 2013, the Company made equity compensation grants consisting of 5.6 million stock options and 5.0 million RSUs, of which 0.3 million RSUs included market and/or performance conditions.

11.	Commitments and Contingencies
Legal Matters
Beef Products, Inc. v. American Broadcasting Companies, Inc. On September 13, 2012, plaintiffs filed an action in South Dakota state court against certain subsidiaries and employees of the Company and others, asserting claims for defamation arising from alleged false statements and implications, statutory and common law product disparagement, and tortious interference with existing and prospective business relationships. The claims arise out of ABC News reports published in March and April 2012 that discussed the subject of labeling requirements for production processes related to a product one plaintiff produces that is added to ground beef before sale to consumers. Plaintiffs seek actual and consequential damages in excess of $400 million, statutory damages (including treble damages) pursuant to South Dakota's Agricultural Food Products Disparagement Act, and punitive damages. On October 24, 2012, the Company removed the action to the United States District Court for the District of South Dakota, and on October 31, 2012, the Company moved to dismiss all claims. On November 28, 2012, plaintiffs filed motion to remand the case to state court. On June 12, 2013, the district court granted plaintiffs' motion to remand to state court and denied the Company's motions to dismiss all claims, without prejudice to its right to move again in state court. On July 9, 2013, the Company moved in state court to dismiss all claims, and the hearing on those motions occurred on December 17, 2013.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of December 28, 2013, the remaining debt service obligation guaranteed by the Company was $343 million, of which $75 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of television program rights within the Media Networks segment and vacation ownership units within the Parks and Resorts segment. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.9 billion as of December 28, 2013. The activity in the current period related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was approximately $0.7 billion as of December 28, 2013. The activity in the current period related to the allowance for credit losses was not material.

Income Taxes
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters.  These resolutions would reduce our unrecognized tax benefits by approximately $537 million, of which $81 million would reduce our income tax expense and effective tax rate if recognized.

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level:

	Fair Value Measurement at December 28, 2013
	Level 1	Level 2	Level 3	Total
Assets
Investments	$186	$—	$—	$186
Derivatives (1)
Interest rate	—	163	—	163
Foreign exchange	—	366	—	366
Liabilities
Derivatives (1)
Interest rate	—	(117)	—	(117)
Foreign exchange	—	(246)	—	(246)
Total recorded at fair value	$186	$166	$—	$352
Fair value of borrowings	$—	$14,694	$907	$15,601

	Fair Value Measurement at September 28, 2013
	Level 1	Level 2	Level 3	Total
Assets
Investments	$305	$—	$—	$305
Derivatives (1)
Interest rate	—	170	—	170
Foreign exchange	—	267	—	267
Liabilities
Derivatives (1)
Interest rate	—	(94)	—	(94)
Foreign exchange	—	(201)	—	(201)
Total recorded at fair value	$305	$142	$—	$447
Fair value of borrowings	$—	$13,630	$914	$14,544

(1)
The Company has master netting arrangements by counterparty with respect to certain derivative contracts. Contracts in a liability position totaling $219 million and $171 million have been netted against contracts in an asset position in the Condensed Consolidated Balance Sheets at December 28, 2013 and September 28, 2013, respectively.

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
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of December 28, 2013
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$186	$143	$(86)	$(32)
Interest rate	—	163	(117)	—
Derivatives not designated as hedges
Foreign exchange	37	—	(81)	(47)
Gross fair value of derivatives	223	306	(284)	(79)
Counterparty netting	(172)	(47)	178	41
Total derivatives (1)	$51	$259	$(106)	$(38)

	As of September 28, 2013
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$146	$106	$(68)	$(24)
Interest rate	—	170	(94)	—
Derivatives not designated as hedges
Foreign exchange	15	—	(82)	(27)
Gross fair value of derivatives	161	276	(244)	(51)
Counterparty netting	(137)	(34)	143	28
Total derivatives (1)	$24	$242	$(101)	$(23)

(1)	Refer to Note 12 for further information on derivative fair values and counterparty netting.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of both December 28, 2013 and September 28, 2013, the total notional amount of the Company’s pay-floating interest rate swaps was $5.6 billion. The following table summarizes adjustments related to fair value hedges included in "Interest income/(expense), net" in the Condensed Consolidated Statements of Income.

	Quarter Ended
	December 28, 2013	December 29, 2012
Gain (loss) on interest rate swaps	$(31)	$(26)
Gain (loss) on hedged borrowings	31	26
In addition, the Company realized net benefits of $22 million and $17 million for the quarters ended December 28, 2013 and December 29, 2012, respectively, in net interest expense related to the pay-floating interest rate swaps.
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at December 28, 2013 or at September 28, 2013.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of December 28, 2013 and September 28, 2013, the notional amounts of the Company’s net foreign exchange cash flow hedges were $4.6 billion and $4.3 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the quarters ended December 28, 2013 and December 29, 2012 were not material. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months totaled $86 million.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at December 28, 2013 and September 28, 2013 were $4.8 billion and $4.3 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the offsetting net foreign exchange gains or losses on the related foreign exchange contracts for the quarters ended December 28, 2013 and December 29, 2012 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income.

	Costs and Expenses		Interest Income/(Expense), net
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net gains (losses) on foreign currency denominated assets and liabilities	$9	$38	$12	$82
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(22)	(48)	(10)	(84)
Net gains (losses)	$(13)	$(10)	$2	$(2)
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The fair value of the commodity hedging contracts at December 28, 2013 and September 28, 2013 were not material. The related gains or losses recognized in earnings were not material for the quarters ended December 28, 2013 and December 29, 2012.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain commodity swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The fair value of these contracts at December 28, 2013 and September 28, 2013 were not material. The related gains or losses recognized in earnings were not material for the quarters ended December 28, 2013 and December 29, 2012.
Contingent Features
The Company’s derivative financial instruments may require the Company to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. If the Company’s credit ratings were to fall below investment grade, such counterparties would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $144 million and $124 million on December 28, 2013 and September 28, 2013, respectively. The Company had posted collateral of $71 million and $54 million related to these derivative contracts at December 28, 2013 and September 28, 2013, respectively.

14. Restructuring and Impairment Charges
The Company recorded $19 million of restructuring and impairment charges in the current quarter for an investment impairment, contract termination costs and severance costs related to organizational and cost structure initiatives across various of our businesses.

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
Overview
Seasonality
Business Segment Results
Other Financial Information
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
OVERVIEW
Our summary consolidated results are presented below:

	Quarter Ended		% Change
(in millions, except per share data)	December 28, 2013	December 29, 2012	Better/ (Worse)
Revenues	$12,309	$11,341	9%
Costs and expenses	(9,644)	(9,249)	(4)%
Restructuring and impairment charges	(19)	—	nm
Other income/(expense), net	6	(102)	nm
Interest income/(expense), net	49	(72)	nm
Equity in the income of investees	239	110	>100%
Income before income taxes	2,940	2,028	45%
Income taxes	(1,036)	(590)	(76)%
Net income	1,904	1,438	32%
Less: Net income attributable to noncontrolling interests	(64)	(56)	(14)%
Net income attributable to Disney	$1,840	$1,382	33%
Diluted earnings per share attributable to Disney	$1.03	$0.77	34%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Quarter Results
Diluted earnings per share (EPS) for the quarter increased 34% from $0.77 to $1.03 driven by higher operating results at all of our segments and investment gains, partially offset by a higher effective tax rate. The increase in segment operating results was led by Media Networks, which benefited from higher fees from Multi-channel Video Programming Distributors or MVPDs (Affiliate Fees) at ESPN and higher equity income from A&E Television Networks (AETN), partially offset by higher programming costs at the ABC Television Network. Operating income growth at Studio Entertainment was driven by the strong theatrical performance of Frozen. Growth at Parks and Resorts was primarily due to higher average guest spending at domestic parks and resorts, partially offset by higher operating costs, including costs for MyMagic+. Consumer Products growth was driven by merchandise licensing due to the inclusion of Lucasfilm and the strength of our Disney properties. The increase at Interactive reflected the success of Disney Infinity, which was released in the fourth quarter of the prior year, and growth at our Japan mobile business.
EPS for the prior-year quarter included a charge related to the Celador litigation ($321 million) and a gain on the sale of our 50% interest in ESPN STAR Sports (ESS) ($219 million), both of which were recorded in "Other income/(expense), net." EPS also included a charge for our share of expense at our Hulu joint venture related to an equity redemption transaction (Hulu Equity Redemption) ($55 million) and a tax benefit related to an increase in prior-year foreign earnings indefinitely reinvested outside the United States ($64 million). In aggregate, these four items had an adverse impact on EPS of $0.02 in the prior-year quarter as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)	After-Tax Income/(Loss)	EPS Favorable/(Adverse) (3)
Quarter Ended December 29, 2012:
Celador litigation charge	$(321)	$119	$(202)	$(0.11)
Gain on sale of interest in ESS (1)	219	(64)	155	0.07
Tax impact for foreign reinvestment	—	64	64	0.04
Hulu Equity Redemption charge (2)	(55)	20	(35)	(0.02)
Total prior-year quarter	$(157)	$139	$(18)	$(0.02)

(1) EPS is net of the noncontrolling interest share.

(2)	See Note 3 of the Condensed Consolidated Financial Statements for discussion of the Hulu Equity Redemption charge.
(3) Total may not equal the sum of the column due to rounding.

SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 28, 2013 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change
(in millions)	December 28, 2013	December 29, 2012	Better/ (Worse)
Revenues:
Media Networks	$5,290	$5,101	4%
Parks and Resorts	3,597	3,391	6%
Studio Entertainment	1,893	1,545	23%
Consumer Products	1,126	1,013	11%
Interactive	403	291	38%
	$12,309	$11,341	9%
Segment operating income:
Media Networks	$1,455	$1,214	20%
Parks and Resorts	671	577	16%
Studio Entertainment	409	234	75%
Consumer Products	430	346	24%
Interactive	55	9	>100%
	$3,020	$2,380	27%

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended		% Change
(in millions)	December 28, 2013	December 29, 2012	Better/ (Worse)
Segment operating income	$3,020	$2,380	27%
Corporate and unallocated shared expenses	(116)	(123)	6%
Restructuring and impairment charges	(19)	—	nm
Other income/(expense), net	6	(102)	nm
Interest income/(expense), net	49	(72)	nm
Hulu Equity Redemption charge	—	(55)	—%
Income before income taxes	$2,940	$2,028	45%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation expense is as follows:

	Quarter Ended		% Change
(in millions)	December 28, 2013	December 29, 2012	Better/ (Worse)
Media Networks
Cable Networks	$33	$32	(3)%
Broadcasting	23	24	4%
Total Media Networks	56	56	—%
Parks and Resorts
Domestic	279	255	(9)%
International	86	80	(8)%
Total Parks and Resorts	365	335	(9)%
Studio Entertainment	12	9	(33)%
Consumer Products	12	14	14%
Interactive	1	5	80%
Corporate	58	54	(7)%
Total depreciation expense	$504	$473	(7)%

Amortization of intangible assets is as follows:

	Quarter Ended		% Change
(in millions)	December 28, 2013	December 29, 2012	Better/ (Worse)
Media Networks	$2	$5	60%
Parks and Resorts	1	—	nm
Studio Entertainment	23	15	(53)%
Consumer Products	28	16	(75)%
Interactive	3	5	40%
Total amortization of intangible assets	$57	$41	(39)%

Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	December 28, 2013	December 29, 2012	Better/ (Worse)
Revenues
Affiliate Fees	$2,384	$2,260	5%
Advertising	2,333	2,257	3%
Other	573	584	(2)%
Total revenues	5,290	5,101	4%
Operating expenses	(3,437)	(3,346)	(3)%
Selling, general, administrative and other	(579)	(644)	10%
Depreciation and amortization	(58)	(61)	5%
Equity in the income of investees	239	164	46%
Operating Income	$1,455	$1,214	20%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Revenues
The 5% increase in Affiliate Fee revenue was due to an increase of 9% from higher contractual rates at ESPN and, to a lesser extent, the domestic Disney Channels and ABC. The increase was partially offset by a decrease of 3% due to the sale of our ESPN UK business in the fourth quarter of the prior year.
The 3% increase in advertising revenues was due to an increase of $88 million at Cable Networks, from $1,139 million to $1,227 million, partially offset by a decrease of $12 million at Broadcasting, from $1,118 million to $1,106 million. The increase at Cable Networks was driven by a 7% increase due to higher rates and a 5% increase from more units delivered, partially offset by a 4% decrease due to lower ratings. The decrease in advertising revenues at Broadcasting reflected a 4% decrease due to lower ABC Television Network ratings and a 2% decrease resulting from a decline at the owned television stations, partially offset by a 4% increase from higher Network rates and a 2% increase due to more Network units delivered.
Other revenue, which is primarily program sales, decreased $11 million from $584 million to $573 million as lower domestic subscription video on demand sales were partially offset by the inclusion of Lucasfilm home entertainment revenues.
Costs and Expenses
Operating expenses include programming and production costs, which increased $90 million from $2,963 million to $3,053 million. At Cable Networks, programming and production costs increased $13 million due to higher sports rights costs. The increase in sports rights costs was driven by contractual rate increases for NFL and college football, partially offset by lower costs as a result of the sale of our ESPN UK business. At Broadcasting, programming and production costs increased $77 million due to higher program write-offs and a contractual rate increase for Modern Family.
Selling, general, administrative and other costs decreased by $65 million from $644 million to $579 million due to lower marketing and labor costs. Marketing costs declined at ESPN, the domestic Disney Channels and the ABC Television Network. The decrease at ESPN was due to the absence of costs related to the ESPN UK business. Lower labor costs were driven by lower pension and postretirement medical expense.
Equity in the Income of Investees
Income from equity investees increased $75 million from $164 million to $239 million primarily due to an increase at AETN due to lower programming and marketing costs and higher advertising revenue. Additionally, in the prior-year quarter, the Company recognized an equity loss from its investment in ESS. The Company sold its interest in ESS during the first quarter of the prior year and, accordingly, the current quarter includes no equity loss from ESS.
 Segment Operating Income
Segment operating income increased 20%, or $241 million, to $1,455 million due to increases at ESPN, AETN and the domestic Disney Channels, partially offset by a decrease at the ABC Television Network.
The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	December 28, 2013	December 29, 2012	Better/ (Worse)
Revenues
Cable Networks	$3,759	$3,538	6%
Broadcasting	1,531	1,563	(2)%
	$5,290	$5,101	4%
Segment operating income
Cable Networks	$1,277	$952	34%
Broadcasting	178	262	(32)%
	$1,455	$1,214	20%
Restructuring and impairment charges
The Company recorded restructuring and impairment charges of $12 million related to Media Networks in the current quarter for an investment impairment and contract termination costs.

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change
(in millions)	December 28, 2013	December 29, 2012	Better/ (Worse)
Revenues
Domestic	$2,922	$2,732	7%
International	675	659	2%
Total revenues	3,597	3,391	6%
Operating expenses	(2,152)	(2,053)	(5)%
Selling, general, administrative and other	(408)	(426)	4%
Depreciation and amortization	(366)	(335)	(9)%
Operating Income	$671	$577	16%
Revenues
Parks and Resorts revenues increased 6%, or $206 million, to $3.6 billion due to an increase of $190 million at our domestic operations and an increase of $16 million at our international operations.
Revenue growth of 7% at our domestic operations reflected an increase of 6% from higher average guest spending primarily due to higher average ticket prices and food, beverage and merchandise spending.
Revenue growth of 2% at our international operations reflected a 4% increase from higher average guest spending at Disneyland Paris and HKDL, partially offset by a 3% decrease from lower volume. Guest spending growth was due to higher average daily hotel room rates, merchandise, food and beverage spending and average ticket prices. Lower volume was due to declines in attendance and occupied room nights at Disneyland Paris, partially offset by attendance growth at HKDL.
The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Dec. 28, 2013	Dec. 29, 2012	Dec. 28, 2013	Dec. 29, 2012	Dec. 28, 2013	Dec. 29, 2012
Parks
Increase/(decrease)
Attendance	—%	4%	(2)%	(1)%	—%	3%
Per Capita Guest Spending	8%	6%	5%	2%	7%	6%
Hotels (1)
Occupancy	81%	81%	76%	84%	80%	81%
Available Room Nights (in thousands)	2,620	2,623	621	621	3,241	3,244
Per Room Guest Spending	$278	$265	$319	$292	$286	$271

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending and per room guest spending exclude the impact of foreign currency translation. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.36 and $1.30 for the quarters ended December 28, 2013 and December 29, 2012 respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Costs and Expenses
Operating expenses include operating labor, which increased by $15 million from $1,017 million to $1,032 million, and cost of sales, which increased $11 million from $335 million to $346 million. The increase in operating labor was primarily due to inflation and new guest offerings, principally MyMagic+, partially offset by lower pension and postretirement medical costs. Other operating expenses, which include costs associated with investments in system infrastructure, utilities, maintenance and property taxes, increased primarily due to the continued roll out of MyMagic+.
The decrease in selling, general, administrative and other costs was due to development costs for MyMagic+ in the prior-year quarter. In the current quarter, costs for MyMagic+ are included in operating expenses as MyMagic+ has been made available to guests.
The increase in depreciation and amortization was due to MyMagic+.
Segment Operating Income
Segment operating income increased 16%, or $94 million, to $671 million primarily due to growth at our domestic parks and resorts.
Restructuring and impairment charges
The Company recorded restructuring charges of $2 million related to Parks and Resorts in the current quarter.

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	December 28, 2013	December 29, 2012	Better/ (Worse)
Revenues
Theatrical distribution	$626	$304	>100%
Home entertainment	616	677	(9)%
Television and SVOD distribution and other	651	564	15%
Total revenues	1,893	1,545	23%
Operating expenses	(784)	(717)	(9)%
Selling, general, administrative and other	(665)	(570)	(17)%
Depreciation and amortization	(35)	(24)	(46)%
Operating Income	$409	$234	75%
Revenues
The increase in theatrical distribution revenue reflected the performance of Marvel's Thor: The Dark World and Frozen in the current quarter compared to Wreck-It Ralph, Lincoln and no Marvel film in wide release in the prior-year quarter.
Lower home entertainment revenue reflected an 8% decrease from lower domestic unit sales. Significant new releases in the current year included Monsters University, Planes and The Lone Ranger while the prior year included Brave and the direct-to-video title, Secret Of The Wings.
The increase in television and subscription video on demand (TV/SVOD) distribution and other revenue was driven by an increase in international sales and the inclusion of Lucasfilm's special effects business, partially offset by a decrease in domestic pay television due to an SVOD sale of library titles and the sale of John Carter in the prior-year quarter.
Costs and Expenses
Operating expenses include an increase of $70 million in film cost amortization, from $395 million to $465 million, due to increased theatrical distribution revenues. Operating expenses also include cost of goods sold and distribution costs, which decreased $3 million from $322 million to $319 million. A decrease in domestic home entertainment cost of goods sold due to lower per unit costs and fewer units sold was largely offset by higher distribution costs. The increase in distribution costs reflect the inclusion of costs related to Lucasfilm's special effects business and higher theatrical costs as a result of more new releases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Selling, general, administrative and other costs increased $95 million from $570 million to $665 million due to higher theatrical marketing expenses due to more new releases, partially offset by lower home entertainment marketing costs driven by fewer significant releases.
Segment Operating Income
Segment operating income increased $175 million to $409 million due to an increase in theatrical distribution and, to a lesser extent, increases in domestic home entertainment and international TV/SVOD distribution, partially offset by a decrease in domestic TV/SVOD distribution.
Restructuring and impairment charges
The Company recorded restructuring charges of $4 million related to Studio Entertainment in the current quarter.

Consumer Products
Operating results for the Consumer Products segment are as follows:

	Quarter Ended		% Change
(in millions)	December 28, 2013	December 29, 2012	Better/ (Worse)
Revenues
Licensing and publishing	$634	$549	15%
Retail and other	492	464	6%
Total revenues	1,126	1,013	11%
Operating expenses	(475)	(463)	(3)%
Selling, general, administrative and other	(181)	(174)	(4)%
Depreciation and amortization	(40)	(30)	(33)%
Operating Income	$430	$346	24%

Revenues
Licensing and publishing revenues increased 15% due to increases of 13% from licensing and 2% from publishing. The increase at licensing was due to the inclusion of revenues from Lucasfilm and the performance of Planes, Disney Junior and Monsters University merchandise, partially offset by lower revenue from sales of Cars and Spider-Man merchandise. The increase at publishing was due to sales of books based on Disney Channel properties and Frozen.
Retail and other revenue increased 6% due to an increase at our retail business resulting from comparable store sales growth in North America, Europe and Japan, online sales in North America and Europe and a wholesale distribution business in North America that started in the fourth quarter of the prior year. These increases were partially offset by store closures in Europe and an unfavorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Japanese yen.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Costs and Expenses
Operating expenses included an increase of $8 million in cost of goods sold, from $219 million to $227 million, due to higher sales at our retail business. Operating expenses also increased 1% due to the inclusion of Lucasfilm, which was offset by a decrease of 1% from the favorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Japanese yen.
The increase in selling, general, administrative was due to the inclusion of Lucasfilm.
The increase in depreciation and amortization was due to amortization of intangible assets resulting from the acquisition of Lucasfilm.
Segment Operating Income
Segment operating income increased 24% to $430 million due to increases at our licensing and retail businesses.

Interactive
Operating results for the Interactive segment are as follows:

	Quarter Ended		% Change
(in millions)	December 28, 2013	December 29, 2012	Better/ (Worse)
Revenues
Game sales and subscriptions	$326	$221	48%
Advertising and other	77	70	10%
Total revenues	403	291	38%
Operating expenses	(217)	(163)	(33)%
Selling, general, administrative and other	(127)	(109)	(17)%
Depreciation and amortization	(4)	(10)	60%
Operating Income	$55	$9	>100%
Revenues
Game sales and subscriptions revenues grew $105 million from $221 million to $326 million due to an increase of 38% from higher self-published console games revenues resulting from the success of Disney Infinity in the current quarter compared to Epic Mickey 2 in the prior-year quarter and 9% due to the inclusion of Lucasfilm.
Higher advertising and other revenue was due to higher licensing fees at our Japan mobile business driven by higher handset revenue and subscribers.
Costs and Expenses
Operating expenses reflected a $45 million increase in cost of sales from $93 million to $138 million and a $9 million increase in product development from $70 million to $79 million. Higher cost of sales was due to Disney Infinity and the inclusion of Lucasfilm.
The increase in selling, general, administrative and other costs was driven by higher marketing costs at our console games business due to Disney Infinity.
Segment Operating Income
Segment operating income increased from $9 million to $55 million due to the success of Disney Infinity and an increase at our Japan mobile business.
Restructuring and impairment charges
The Company recorded restructuring charges of $1 million related to Interactive in the current quarter.

OTHER FINANCIAL INFORMATION
Corporate and Unallocated Shared Expenses

	Quarter Ended		% Change
(in millions)	December 28, 2013	December 29, 2012	Better/ (Worse)
Corporate and unallocated shared expenses	$(116)	$(123)	6%

The decrease in Corporate and unallocated shared expenses for the quarter was driven by the timing of charitable contributions and allocations to operating segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Interest Income/(Expense), net

	Quarter Ended		% Change
(in millions)	December 28, 2013	December 29, 2012	Better/ (Worse)
Interest expense	$(81)	$(92)	12%
Interest and investment income	130	20	>100%
Interest income/(expense), net	$49	$(72)	nm
The decrease in interest expense for the quarter was primarily due to lower effective interest rates. The increase in interest and investment income for the quarter was due to gains on sales of investments.
Income Taxes

	Quarter Ended		Change
	December 28, 2013	December 29, 2012	Better/ (Worse)
Effective Income Tax Rate	35.2%	29.1%	(6.1)	ppt
The increase in the effective income tax rate for the quarter was primarily due to tax benefits recognized in the prior-year quarter, which included an increase in prior-year earnings from foreign operations indefinitely reinvested outside the United States and subject to tax rates lower than the federal statutory income tax rate. The prior-year quarter also benefited from the favorable resolution of certain tax matters.
Noncontrolling Interests

	Quarter Ended		% Change
(in millions)	December 28, 2013	December 29, 2012	Better/ (Worse)
Net income attributable to noncontrolling interests	$64	$56	(14)%
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes.

FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	December 28, 2013	December 29, 2012
Cash provided by operations	$1,212	$1,144	6%
Cash used in investing activities	(527)	(2,465)	79%
Cash (used in)/provided by financing activities	(237)	1,136	nm
Impact of exchange rates on cash and cash equivalents	18	5	>100%
Increase/(decrease) in cash and cash equivalents	$466	$(180)	nm
Operating Activities
Cash provided by operating activities increased 6% to $1.2 billion for the current quarter compared to $1.1 billion in the prior-year quarter primarily due to higher operating cash flow at our Parks and Resorts and Interactive segments, partially offset by lower operating cash flow at our Media Networks segment. Parks and Resorts cash flow benefited from higher operating cash receipts from increased revenues in the current quarter compared to the prior-year quarter, partially offset by higher cash payments due to higher spending on new guest offerings and labor cost inflation. At Interactive, higher operating cash receipts were due to increased revenues from the performance of Disney Infinity, partially offset by higher cash payments for cost of sales and other operating costs. Lower operating cash flow at Media Networks were due to higher television programming and production spending, partially offset by higher cash receipts from increased revenues.

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

The Company’s film and television production and programming activity for the quarters ended December 28, 2013 and December 29, 2012 are as follows:

	Quarter Ended
(in millions)	December 28, 2013	December 29, 2012
Beginning balances:
Production and programming assets	$5,417	$5,217
Programming liabilities	(928)	(812)
	4,489	4,405
Spending:
Film and television production	1,209	1,017
Broadcast programming	1,976	1,847
	3,185	2,864
Amortization:
Film and television production	(959)	(795)
Broadcast programming	(1,927)	(1,882)
	(2,886)	(2,677)

Change in film and television production and programming costs	299	187
Other non-cash activity	(11)	38
Ending balances:
Production and programming assets	5,838	5,675
Programming liabilities	(1,061)	(1,045)
	$4,777	$4,630

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity.
The Company's investments in parks, resorts and other property for the quarters ended December 28, 2013 and December 29, 2012 are as follows:

	Quarter Ended
(in millions)	December 28, 2013	December 29, 2012
Media Networks
Cable Networks	$32	$31
Broadcasting	13	12
Total Media Networks	45	43
Parks and Resorts
Domestic	215	242
International	324	176
Total Parks and Resorts	539	418
Studio Entertainment	13	10
Consumer Products	6	6
Interactive	—	3
Corporate	55	65
	$658	$545
Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions, cruise ships, recurring capital and capital improvements and systems infrastructure. The increase at our international parks and resorts operations reflected higher current-year construction spending on the Shanghai Disney Resort.
Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology and equipment.
Other Investing Activities
During the current quarter, proceeds from the sales of investments totaled $136 million.  In the prior-year quarter, acquisitions totaled $2.3 billion due to the acquisition of Lucasfilm and proceeds from dispositions totaled $0.3 billion due to the sale of our 50% equity interest in ESS.

Financing Activities
Cash used in financing activities was $0.2 billion in the current quarter compared to cash provided by financing activities of $1.1 billion in the prior-year quarter.
Cash used in financing activities in the current quarter was driven by repurchases of common stock of $1.7 billion, partially offset by net proceeds from borrowings of $1.2 billion and contributions from our Shanghai Disney Resort joint venture partner of $0.2 billion.
The decrease in cash provided by financing activities of $1.4 billion versus the prior-year quarter was primarily due to lower net proceeds from borrowings of $2.1 billion and higher repurchases of common stock of $0.7 billion, partially offset by the timing of our dividend payment of $1.3 billion. The fiscal 2012 dividend was paid in the prior-year quarter while the dividend related to fiscal 2013 was paid in the second quarter of fiscal 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

For the quarter ended December 28, 2013, the Company’s borrowing activity is as follows:

(in millions)	September 28, 2013	Additions	Payments	Other Activity(1)	December 28, 2013
Commercial paper borrowings	$—	$2,149	$—	$—	$2,149
U.S. medium-term notes	13,155	—	(1,000)	3	12,158
European medium-term notes and other foreign currency denominated borrowings	509	66	(41)	(10)	524
HKDL borrowings	275	—	(12)	2	265
Other	349	—	(12)	(32)	305
Total	$14,288	$2,215	$(1,065)	$(37)	$15,401

(1) The other activity is primarily market value adjustments for debt with qualifying hedges.
The Company’s bank facilities as of December 28, 2013 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facility expiring March 2014	$1,500	$—	$1,500
Bank facility expiring February 2015	2,250	—	2,250
Bank facility expiring June 2017	2,250	—	2,250
Total	$6,000	$—	$6,000
These bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company's debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody's Investors Service and Standard & Poor's. The spread above LIBOR can range from 0.23% to 1.93%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in February 2015, which if utilized, reduces available borrowings under this facility. As of December 28, 2013, $253 million of letters of credit were outstanding, of which none were issued under this facility.
The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
On December 4, 2013, the Company declared a $0.86 per share dividend ($1.5 billion) related to fiscal 2013 for shareholders of record on December 16, 2013, which was paid on January 16, 2014.
During the quarter ended December 28, 2013, the Company repurchased 25 million shares of its common stock for $1.7 billion. As of December 28, 2013, the Company had remaining authorization in place to repurchase 136 million additional shares. The repurchase program does not have an expiration date.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of December 28, 2013, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on December 28, 2013 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the International Theme Parks, from any representations, covenants or events of default.

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
Guarantees
See Note 11 to the Condensed Consolidated Financial Statements for information regarding the Company’s guarantees.
Tax Matters
As disclosed in Note 9 to the Consolidated Financial Statements in the 2013 Annual Report on Form 10-K, the Company has exposure for certain tax matters.
Contractual Commitments
See Note 14 to the Consolidated Financial Statements in the 2013 Annual Report on Form 10-K for information regarding the Company’s contractual commitments.

OTHER MATTERS
Accounting Policies and Estimates
We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2013 Annual Report on Form 10-K.
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
Revenue Recognition
The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements in the 2013 Annual Report on Form 10-K for a summary of these revenue recognition policies.
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
Pension and Postretirement Medical Plan Actuarial Assumptions
The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement, which we evaluate annually. Refer to the 2013 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.
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
Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows in order to allow management to focus on core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of its existing foreign currency assets, liabilities, commitments and forecasted foreign currency revenues and expenses. The Company utilizes option strategies and forward contracts that provide for the purchase or sale of foreign currencies to hedge probable, but not firmly committed, transactions. The Company also uses forward and option contracts to hedge foreign currency assets and liabilities. The principal foreign currencies hedged are the euro, British pound, Japanese yen and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings to U.S. dollar denominated borrowings. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures generally for periods not to exceed four years. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related exposures. The economic or political conditions in a country could reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.
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
Based on their evaluation as of December 28, 2013, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
There have been no changes in our internal controls over financial reporting during the first quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As disclosed in Note 11 to the Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 11 relating to certain legal matters is incorporated herein by reference.

ITEM 1A. Risk Factors
The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward-looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: changes in domestic and global economic conditions, competitive conditions and consumer preferences; adverse weather conditions or natural disasters; health concerns; international, political or military developments; and technological developments. Such developments may affect travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, expenses of providing medical and pension benefits, demand for our products and performance of some or all company businesses either directly or through their impact on those who distribute our products. Additional factors are discussed in the 2013 Annual Report on Form 10-K under the Item 1A, “Risk Factors.”

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 28, 2013:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 29, 2013 – October 31, 2013	12,987,796	$65.92	12,882,000	148 million
November 1, 2013 – November 30, 2013	6,808,284	68.89	6,753,500	141 million
December 1, 2013 – December 28, 2013	5,760,215	70.84	5,706,800	136 million
Total	25,556,295	67.82	25,342,300	136 million

(1)
213,995 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
James A. Rasulo, Senior Executive Vice President and Chief Financial Officer
February 5, 2014
Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes
Filed

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.