Form 10-Q
period 2014-03-29
WALT DISNEY CO/
filed 2014-05-06
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
March 29, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,731,844,061 shares of common stock outstanding as of April 30, 2014.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Revenues	$11,649	$10,554	$23,958	$21,895
Costs and expenses	(8,668)	(8,359)	(18,312)	(17,608)
Restructuring and impairment charges	(48)	(61)	(67)	(61)
Other income/(expense), net	(37)	10	(31)	(92)
Interest income/(expense), net	62	(54)	111	(126)
Equity in the income of investees	217	185	456	295
Income before income taxes	3,175	2,275	6,115	4,303
Income taxes	(1,119)	(654)	(2,155)	(1,244)
Net income	2,056	1,621	3,960	3,059
Less: Net income attributable to noncontrolling interests	(139)	(108)	(203)	(164)
Net income attributable to The Walt Disney Company (Disney)	$1,917	$1,513	$3,757	$2,895

Earnings per share attributable to Disney:
Diluted	$1.08	$0.83	$2.11	$1.60
Basic	$1.10	$0.84	$2.14	$1.62

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,770	1,825	1,777	1,813
Basic	1,750	1,804	1,756	1,791

Dividends declared per share	$—	$—	$0.86	$0.75
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net income	$2,056	$1,621	$3,960	$3,059
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	(36)	5	(55)	22
Market value adjustments for hedges	(64)	111	(33)	170
Pension and postretirement medical plan adjustments	39	67	64	140
Foreign currency translation and other	(25)	(21)	(11)	(19)
Other comprehensive income/(loss)	(86)	162	(35)	313
Comprehensive income	1,970	1,783	3,925	3,372
Less: Net income attributable to noncontrolling interests	(139)	(108)	(203)	(164)
Less: Other comprehensive (income)/loss attributable to noncontrolling interests	24	(2)	16	(15)
Comprehensive income attributable to Disney	$1,855	$1,673	$3,738	$3,193
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	March 29, 2014	September 28, 2013
ASSETS
Current assets
Cash and cash equivalents	$4,078	$3,931
Receivables	7,588	6,967
Inventories	1,343	1,487
Television costs and advances	937	634
Deferred income taxes	478	485
Other current assets	622	605
Total current assets	15,046	14,109
Film and television costs	5,067	4,783
Investments	2,750	2,849
Parks, resorts and other property
Attractions, buildings and equipment	41,759	41,192
Accumulated depreciation	(23,294)	(22,459)
	18,465	18,733
Projects in progress	3,030	2,476
Land	1,186	1,171
	22,681	22,380
Intangible assets, net	7,262	7,370
Goodwill	27,350	27,324
Other assets	2,424	2,426
Total assets	$82,580	$81,241

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$6,581	$6,803
Current portion of borrowings	4,695	1,512
Unearned royalties and other advances	3,886	3,389
Total current liabilities	15,162	11,704

Borrowings	10,909	12,776
Deferred income taxes	4,228	4,050
Other long-term liabilities	4,641	4,561
Commitments and contingencies (Note 11)
Equity
Preferred stock, $.01 par value Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value Authorized – 4.6 billion shares, Issued – 2.8 billion shares	33,942	33,440
Retained earnings	49,989	47,758
Accumulated other comprehensive loss	(1,206)	(1,187)
	82,725	80,011
Treasury stock, at cost, 1.1 billion shares at March 29, 2014 and 1.0 billion shares at September 28, 2013	(37,836)	(34,582)
Total Disney Shareholders' equity	44,889	45,429
Noncontrolling interests	2,751	2,721
Total equity	47,640	48,150
Total liabilities and equity	$82,580	$81,241

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended
	March 29, 2014	March 30, 2013
OPERATING ACTIVITIES
Net income	$3,960	$3,059
Depreciation and amortization	1,141	1,064
Gains on sales of investments and dispositions	(280)	(245)
Deferred income taxes	176	(247)
Equity in the income of investees	(456)	(295)
Cash distributions received from equity investees	361	367
Net change in film and television costs and advances	(663)	(571)
Equity-based compensation	208	208
Other	(29)	119
Changes in operating assets and liabilities:
Receivables	(469)	(76)
Inventories	134	137
Other assets	(31)	(1)
Accounts payable and other accrued liabilities	(282)	17
Income taxes	(31)	(232)
Cash provided by operations	3,739	3,304

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(1,359)	(1,119)
Sales of investments/proceeds from dispositions	366	350
Acquisitions	(13)	(2,310)
Other	(5)	89
Cash used in investing activities	(1,011)	(2,990)

FINANCING ACTIVITIES
Commercial paper borrowings/(repayments), net	2,316	(245)
Borrowings	138	3,878
Reduction of borrowings	(1,084)	(788)
Dividends	(1,508)	(1,324)
Repurchases of common stock	(3,254)	(1,894)
Proceeds from exercise of stock options	295	354
Other	659	329
Cash (used in)/provided by financing activities	(2,438)	310

Impact of exchange rates on cash and cash equivalents	(143)	(59)

Increase in cash and cash equivalents	147	565
Cash and cash equivalents, beginning of period	3,931	3,387
Cash and cash equivalents, end of period	$4,078	$3,952
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	March 29, 2014			March 30, 2013
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$44,324	$2,972	$47,296	$41,016	$2,354	$43,370
Comprehensive income	1,855	115	1,970	1,673	110	1,783
Equity compensation activity	246	—	246	248	—	248
Common stock repurchases	(1,536)	—	(1,536)	(850)	—	(850)
Acquisition of Lucasfilm	—	—	—	2	—	2
Contributions	—	261	261	—	110	110
Distributions and other	—	(597)	(597)	—	(519)	(519)
Ending balance	$44,889	$2,751	$47,640	$42,089	$2,055	$44,144
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Six Months Ended
	March 29, 2014			March 30, 2013
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$45,429	$2,721	$48,150	$39,759	$2,199	$41,958
Comprehensive income	3,738	187	3,925	3,193	179	3,372
Equity compensation activity	484	—	484	500	—	500
Dividends	(1,508)	—	(1,508)	(1,324)	—	(1,324)
Common stock repurchases	(3,254)	—	(3,254)	(1,894)	—	(1,894)
Acquisition of Lucasfilm	—	—	—	1,855	6	1,861
Contributions	—	441	441	—	181	181
Distributions and other	—	(598)	(598)	—	(510)	(510)
Ending balance	$44,889	$2,751	$47,640	$42,089	$2,055	$44,144
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the quarter and six months ended March 29, 2014 are not necessarily indicative of the results that may be expected for the year ending September 27, 2014. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation.
These financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K.
The Company enters into relationships or investments with other entities in which it does not have majority ownership. In certain instances, the entity in which the Company has a relationship or investment may be a variable interest entity (VIE). A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses (as defined by ASC 810-10-25-38) or the right to receive benefits from the VIE that could potentially be significant to the VIE. Disneyland Paris, Hong Kong Disneyland Resort (HKDL) and Shanghai Disney Resort (collectively the International Theme Parks) are VIEs. Company subsidiaries (the Management Companies) have management agreements with the International Theme Parks, which provide the Management Companies, subject to certain protective rights of joint venture partners, with the ability to direct the day-to-day operating activities and the development of business strategies that we believe most significantly impact the economic performance of the International Theme Parks. In addition, the Management Companies receive management fees under these arrangements that we believe could be significant to the International Theme Parks. Therefore, although the Company has less than a 50% direct ownership interest in the International Theme Parks, the Company has consolidated the International Theme Parks in its financial statements.
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

	Quarter Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Media Networks
Cable Networks	$223	$195	$480	$372
Broadcasting	(6)	(10)	(24)	(23)
Equity in the income of investees included in segment operating income	$217	$185	$456	$349

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Revenues (1):
Media Networks	$5,134	$4,957	$10,424	$10,058
Parks and Resorts	3,562	3,302	7,159	6,693
Studio Entertainment	1,800	1,338	3,693	2,883
Consumer Products	885	763	2,011	1,776
Interactive	268	194	671	485
	$11,649	$10,554	$23,958	$21,895
Segment operating income (loss) (1):
Media Networks	$2,133	$1,862	$3,588	$3,076
Parks and Resorts	457	383	1,128	960
Studio Entertainment	475	118	884	352
Consumer Products	274	200	704	546
Interactive	14	(54)	69	(45)
	$3,353	$2,509	$6,373	$4,889

(1) Studio Entertainment segment revenues and operating income include an allocation of Consumer Products revenues, which is meant to reflect royalties on sales of merchandise based on certain film properties. The increases/(decreases) related to these allocations on segment revenues and operating income as reported in the above table are as follows:

	Quarter Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Studio Entertainment	$58	$48	$121	$103
Consumer Products	(58)	(48)	(121)	(103)
	$—	$—	$—	$—
A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Segment operating income	$3,353	$2,509	$6,373	$4,889
Corporate and unallocated shared expenses	(155)	(129)	(271)	(252)
Restructuring and impairment charges	(48)	(61)	(67)	(61)
Other income/(expense), net	(37)	10	(31)	(92)
Interest income/(expense), net	62	(54)	111	(126)
Hulu Equity Redemption	—	—	—	(55)
Income before income taxes	$3,175	$2,275	$6,115	$4,303

3.	Acquisitions
Maker Studios
In March 2014, the Company entered into an agreement to acquire all the outstanding shares of Maker Studios, Inc. (Maker), a leading network of online video content on YouTube.  Maker shareholders will receive total consideration of approximately $500 million and may receive an earn-out of up to $450 million if Maker achieves certain performance targets for calendar years 2014 and 2015.  A portion of the consideration will be recognized as compensation expense in the Company’s Condensed Consolidated Statements of Income.  The transaction is subject to customary closing conditions and is expected to close in the third quarter of fiscal 2014.

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

(in billions)	Estimated Fair Value
Intangible assets	$2.6
Goodwill	2.3
Deferred income tax liability	(0.8)
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

The Company accounts for its interest in Hulu as an equity method investment.

Goodwill
The changes in the carrying amount of goodwill for the six months ended March 29, 2014 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive	Total
Balance at September 28, 2013	$16,071	$253	$6,591	$2,942	$1,467	$27,324
Acquisitions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Other, net (1)	44	23	53	22	(116)	26
Balance at March 29, 2014	$16,115	$276	$6,644	$2,964	$1,351	$27,350
(1) Includes the reallocation of $120 million of goodwill from the Interactive segment to other operating segments as a result of restructuring the Interactive segment.
The carrying amount of goodwill at March 29, 2014 and September 28, 2013 includes accumulated impairments of $29 million at Interactive.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

4.	Dispositions and Other Income/(Expense)

Other income/(expense) includes the following:

	Quarter Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Venezuela foreign currency loss	$(143)	$—	$(143)	$—
Gain on sale of property	77	—	77	—
Celador litigation charge	—	—	—	(321)
Gain on sale of equity interest in ESPN STAR Sports	—	—	—	219
Other (1)	29	10	35	10
Other income/(expense), net	$(37)	$10	$(31)	$(92)

(1) Includes income of $29 million representing a portion of a settlement of an affiliate contract dispute in the current year.

Venezuela foreign currency loss
The Company has operations in Venezuela, including film and television distribution and merchandise licensing and has net monetary assets of approximately 1.0 billion Venezuelan bolivares (BsF), which primarily consist of cash. The Venezuelan government (Government) has foreign currency exchange controls, which centralize the purchase and sale of all foreign currency at an official rate determined by the Government, currently 6.3 BsF per U.S. dollar. Although the Company has historically been unable to repatriate its cash at the official rate, we have translated our net monetary assets at the official rate through December 28, 2013. In January 2014, the Government announced that currency arising from certain transactions could be exchanged at an alternative rate (SICAD 1), which fluctuates based on Government-run auctions. The last SICAD 1 auction rate prior to March 29, 2014 was 10.8 BsF per U.S. dollar. The ability to convert currency in the SICAD 1 market is dependent on market factors and Government discretion, and the Company does not believe it can successfully convert material amounts of currency at this rate. In March 2014, the Government launched a new currency exchange market (SICAD 2), which allowed entities to submit a daily application to exchange foreign currency with financial institutions that are registered with the Venezuelan central bank. Foreign currency exchange rates under SICAD 2 fluctuate daily, and the rate on March 29, 2014 was 50.9 BsF per U.S. dollar. The ability to convert in the SICAD 2 market is also dependent on market factors including the availability of U.S. dollars. Although a small portion of the Company's cash may be eligible to be exchanged at SICAD 1, the majority is only eligible for exchange at SICAD 2. Accordingly, the Company has translated its BsF denominated net monetary assets at the SICAD 2 rate resulting in a loss of $143 million.

Celador litigation charge
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

5.	Borrowings
During the six months ended March 29, 2014, the Company’s borrowing activity was as follows:

	September 28, 2013	Additions	Payments	Other Activity(1)	March 29, 2014
Commercial paper borrowings	$—	$2,316	$—	$—	$2,316
U.S. medium-term notes	13,155	—	(1,000)	5	12,160
European medium-term notes and other foreign currency denominated borrowings	509	138	(79)	(14)	554
HKDL borrowings	275	—	(12)	(7)	256
Other	349	—	(12)	(19)	318
Total	$14,288	$2,454	$(1,103)	$(35)	$15,604

(1) Primarily market value adjustments for debt with qualifying hedges and foreign currency translation adjustments.
The Company has bank facilities with a syndicate of lenders to support commercial paper borrowings. The following is a summary of the bank facilities at March 29, 2014:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2015	$1,500	$—	$1,500
Facility expiring June 2017	2,250	—	2,250
Facility expiring March 2019	2,250	—	2,250
Total	$6,000	$—	$6,000
On March 14, 2014, the Company refinanced bank facilities scheduled to expire in March 2014 and February 2015. The facilities now expire in March 2015 and March 2019, respectively.  All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company's debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. The facilities contain only one financial covenant, relating to interest coverage, which the Company met on March 29, 2014 by a significant margin, and specifically exclude certain entities, including the International Theme Parks, from any representations, covenants, or events of default.

Interest income/(expense)
Interest and investment income and interest expense are reported net in the Condensed Consolidated Statements of Income and consist of the following (net of capitalized interest):

	Quarter Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Interest expense	$(67)	$(83)	$(148)	$(175)
Interest and investment income	129	29	259	49
Interest income/(expense), net	$62	$(54)	$111	$(126)

Interest and investment income includes gains and losses on the sale of available-for-sale and non-publicly traded cost method investments, investment impairments and interest earned on cash and cash equivalents and certain receivables. During the quarter and six months ended March 29, 2014, net gains on available-for-sale investments totaled $92 million and $151 million, respectively. During the six months ended March 29, 2014, net gains on non-publicly traded cost method investments totaled $46 million. There were no gains on non-publicly traded cost method investments during the quarter ended March 29, 2014 and gains in the quarter and six months ended March 30, 2013 were not material.

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
The following tables present summarized balance sheet information for the Company as of March 29, 2014 and September 28, 2013, reflecting the impact of consolidating the International Theme Parks balance sheets.

	As of March 29, 2014
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$3,205	$873	$4,078
Other current assets	10,692	276	10,968
Total current assets	13,897	1,149	15,046
Investments/Advances	6,715	(3,965)	2,750
Parks, resorts and other property	16,917	5,764	22,681
Other assets	42,063	40	42,103
Total assets	$79,592	$2,988	$82,580

Current portion of borrowings	$4,691	$4	$4,695
Other current liabilities	9,897	570	10,467
Total current liabilities	14,588	574	15,162
Borrowings	10,657	252	10,909
Deferred income taxes and other long-term liabilities	8,705	164	8,869
Equity	45,642	1,998	47,640
Total liabilities and equity	$79,592	$2,988	$82,580

	As of September 28, 2013
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$3,325	$606	$3,931
Other current assets	9,896	282	10,178
Total current assets	13,221	888	14,109
Investments/Advances	6,415	(3,566)	2,849
Parks, resorts and other property	17,117	5,263	22,380
Other assets	41,879	24	41,903
Total assets	$78,632	$2,609	$81,241

Current portion of borrowings	$1,512	$—	$1,512
Other current liabilities	9,622	570	10,192
Total current liabilities	11,134	570	11,704
Borrowings	12,501	275	12,776
Deferred income taxes and other long-term liabilities	8,466	145	8,611
Equity	46,531	1,619	48,150
Total liabilities and equity	$78,632	$2,609	$81,241

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents summarized income statement information of the Company for the six months ended March 29, 2014, reflecting the impact of consolidating the International Theme Parks income statements.

	Before International Theme Parks Consolidation(1)	International Theme Parks and Adjustments	Total
Revenues	$22,923	$1,035	$23,958
Cost and expenses	(17,204)	(1,108)	(18,312)
Restructuring and impairment charges	(67)	—	(67)
Other income/(expense), net	(31)	—	(31)
Interest income/(expense), net	131	(20)	111
Equity in the income of investees	410	46	456
Income before income taxes	6,162	(47)	6,115
Income taxes	(2,155)	—	(2,155)
Net income	$4,007	$(47)	$3,960

(1)
These amounts include the International Theme Parks under the equity method of accounting. As such, royalty and management fee income from these operations is included in Revenues and our share of their net income/(loss) is included in Equity in the income of investees. There were $39 million of royalties and management fees recognized for the six months ended March 29, 2014.

The following table presents summarized cash flow statement information of the Company for the six months ended March 29, 2014, reflecting the impact of consolidating the International Theme Parks cash flow statements.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash provided by operations	$3,725	$14	$3,739
Investments in parks, resorts and other property	(708)	(651)	(1,359)
Cash (used in)/provided by other investing activities	(117)	465	348
Cash (used in)/provided by financing activities	(2,879)	441	(2,438)
Impact of exchange rates on cash and cash equivalents	(141)	(2)	(143)
Change in cash and cash equivalents	(120)	267	147
Cash and cash equivalents, beginning of period	3,325	606	3,931
Cash and cash equivalents, end of period	$3,205	$873	$4,078

Disneyland Paris
The Company has provided Disneyland Paris €1.7 billion ($2.3 billion) of intercompany loans and a line of credit totaling €250 million ($344 million). The balance outstanding under the line of credit was €100 million ($137 million) at March 29, 2014.
Hong Kong Disneyland Resort
In July 2009, the Company entered into a capital realignment and expansion plan for HKDL with the Government of the Hong Kong Special Administrative Region (HKSAR), HKDL’s majority shareholder. The expansion cost approximately $0.5 billion, was completed in 2013 and was financed equally by the Company and HKSAR. As a result the Company’s equity interest in HKDL increased from 43% to 48%.
In addition, HKSAR holds a right to receive additional shares over time if HKDL exceeds certain return on asset performance targets.  The amount of additional shares HKSAR can receive varies to the extent certain performance targets are exceeded but is capped on both an annual and cumulative basis. Based on the number of shares currently outstanding, these additional shares could decrease the Company’s equity interest to no less than 38% over a period no shorter than 18 years. HKDL may begin to exceed the performance targets in fiscal 2014, in which case HKSAR would be entitled to receive

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

additional equity interests beginning in 2015. The maximum additional interest which HKSAR can receive in 2015 would reduce the Company's equity interest by approximately 1 percentage point.
In February 2014, HKDL announced a plan to build a third hotel at the resort expected to open in fiscal 2017 at a cost of approximately $550 million, subject to HKSAR Legislative Council approval. In connection with the construction of the hotel, the Company will provide approximately $219 million of equity contributions and HKSAR will convert an equal amount of its outstanding loan to HKDL into equity. Additionally, the Company and HKSAR will provide shareholder loans of up to approximately $149 million and $104 million, respectively. The loans will mature on dates from fiscal 2022 through fiscal 2025 and bear interest at a rate of three month HIBOR plus 2%.
Shanghai Disney Resort
In fiscal 2011, the Company and Shanghai Shendi (Group) Co., Ltd. (Shendi) received Chinese central government approval of an agreement to build and operate a Disney Resort (Shanghai Disney Resort) in the Pudong district of Shanghai for a planned investment of approximately 29 billion yuan ($4.7 billion). Shanghai Disney Resort is owned by a joint venture in which Shendi owns 57% and the Company owns 43%. An additional joint venture, in which the Company has a 70% interest and Shendi a 30% interest, is responsible for creating, constructing and operating Shanghai Disney Resort. Construction on the project, which includes a theme park, two hotels and a retail, dining and entertainment area, began in April 2011, and the resort is currently targeted to open by the end of calendar 2015.
In March 2014, the Company and Shendi received Chinese central government approval of an agreement to increase the planned investment by approximately 5 billion yuan ($0.8 billion), primarily to fund additional attractions, entertainment and other offerings to increase capacity at the theme park. The total investment in Shanghai Disney Resort will be funded in accordance with each partner’s ownership percentage, with approximately 67% from equity contributions and 33% from shareholder loans.

7.	Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Service costs	$71	$86	$142	$172	$2	$5	$5	$9
Interest costs	122	108	244	217	17	16	33	33
Expected return on plan assets	(162)	(150)	(323)	(301)	(9)	(7)	(18)	(15)
Amortization of prior-year service costs	3	3	7	5	(1)	—	(1)	(1)
Recognized net actuarial loss/(gain)	37	104	73	208	(2)	10	(4)	20
Net periodic benefit cost	$71	$151	$143	$301	$7	$24	$15	$46
During the six months ended March 29, 2014, the Company did not make any material contributions to its pension and postretirement medical plans. The Company expects total pension and postretirement medical plan contributions in fiscal 2014 of approximately $275 million to $325 million. Final minimum pension plan funding requirements for fiscal 2014 will be determined based on our January 1, 2014 funding actuarial valuation, which will be available in the fourth quarter of fiscal 2014.

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

	Quarter Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,750	1,804	1,756	1,791
Weighted average dilutive impact of Awards	20	21	21	22
Weighted average number of common and common equivalent shares outstanding (diluted)	1,770	1,825	1,777	1,813
Awards excluded from diluted earnings per share	6	9	8	5

9.	Equity
On December 4, 2013, the Company declared a $0.86 per share dividend ($1.5 billion) related to fiscal 2013 for shareholders of record on December 16, 2013, which was paid on January 16, 2014. The Company paid a $0.75 per share dividend ($1.3 billion) during the first quarter of fiscal 2013 related to fiscal 2012.
During the six months ended March 29, 2014, the Company repurchased 45 million shares of its common stock for $3.3 billion. As of March 29, 2014, the Company had remaining authorization in place to repurchase 116 million additional shares. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts, net of 37% estimated tax:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
	Investments, net	Cash Flow Hedges
Balance at Dec. 28, 2013	$76	$114	$(1,246)	$(88)	$(1,144)
Quarter Ended March 29, 2014:
Unrealized gains (losses) arising during the period	22	(43)	15	(1)	(7)
Reclassifications of net (gains) losses to net income	(58)	(21)	24	—	(55)
Balance at March 29, 2014	$40	$50	$(1,207)	$(89)	$(1,206)

Balance at Dec. 29, 2012	$20	$7	$(3,161)	$6	$(3,128)
Quarter Ended March 30, 2013:
Unrealized gains (losses) arising during the period	12	120	(6)	(23)	103
Reclassifications of net (gains) losses to net income	(7)	(9)	73	—	57
Balance at March 30, 2013	$25	$118	$(3,094)	$(17)	$(2,968)

Balance at Sept. 28, 2013	$95	$83	$(1,271)	$(94)	$(1,187)
Six Months Ended March 29, 2014:
Unrealized gains (losses) arising during the period	40	(2)	15	5	58
Reclassifications of net (gains) losses to net income	(95)	(31)	49	—	(77)
Balance at March 29, 2014	$40	$50	$(1,207)	$(89)	$(1,206)

Balance at Sept. 29, 2012	$3	$(52)	$(3,234)	$17	$(3,266)
Six Months Ended March 30, 2013:
Unrealized gains (losses) arising during the period	29	185	(6)	(40)	168
Reclassifications of net (gains) losses to net income	(7)	(15)	146	6	130
Balance at March 30, 2013	$25	$118	$(3,094)	$(17)	$(2,968)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended		Six Months Ended
		March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Investments, net	Interest income/(expense), net	$92	$11	$151	$11
Estimated tax	Income taxes	(34)	(4)	(56)	(4)
		58	7	95	7

Cash flow hedges	Primarily revenue	33	14	49	24
Estimated tax	Income taxes	(12)	(5)	(18)	(9)
		21	9	31	15

Pension and postretirement medical expense	Primarily included in the computation of net periodic benefit cost (see Note 7)	(38)	(115)	(78)	(231)
Estimated tax	Income taxes	14	42	29	85
		(24)	(73)	(49)	(146)

Foreign currency translation and other	Other income/(expense), net	—	—	—	(10)
Estimated tax	Income taxes	—	—	—	4
		—	—	—	(6)

Total reclassifications for the period		$55	$(57)	$77	$(130)
At March 29, 2014, the Company held available-for-sale investments in net unrecognized gain positions totaling $64 million and no investments in significant unrecognized loss positions. At September 28, 2013, the Company held available-for-sale investments in net unrecognized gain positions totaling $156 million and no investments in significant unrecognized loss positions.

10.	Equity-Based Compensation
Compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Stock options/rights (1)	$26	$28	$51	$53
RSUs	86	84	160	160
Total equity-based compensation expense (2)	$112	$112	$211	$213
Equity-based compensation expense capitalized during the period	$15	$15	$29	$29

(1)	Includes stock appreciation rights.

(2)
Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs. During the quarter and six months ended March 29, 2014, amortization of previously capitalized equity-based compensation totaled $14 million and $27 million, respectively. During the quarter and six months ended March 30, 2013, amortization of previously capitalized equity-based compensation totaled $13 million and $37 million, respectively.

Unrecognized compensation cost related to unvested stock options/rights and RSUs totaled approximately $190 million and $648 million, respectively, as of March 29, 2014.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The weighted average grant date fair values of options issued during the six months ended March 29, 2014 and March 30, 2013 were $19.16 and $12.37, respectively.
During the six months ended March 29, 2014, the Company made equity compensation grants consisting of 5.6 million stock options and 5.1 million RSUs, of which 0.3 million RSUs included market and/or performance conditions.

11.	Commitments and Contingencies
Legal Matters
Beef Products, Inc. v. American Broadcasting Companies, Inc. On September 13, 2012, plaintiffs filed an action in South Dakota state court against certain subsidiaries and employees of the Company and others, asserting claims for defamation arising from alleged false statements and implications, statutory and common law product disparagement, and tortious interference with existing and prospective business relationships. The claims arise out of ABC News reports published in March and April 2012 that discussed the subject of labeling requirements for production processes related to a product one plaintiff produces that is added to ground beef before sale to consumers. Plaintiffs seek actual and consequential damages in excess of $400 million, statutory damages (including treble damages) pursuant to South Dakota's Agricultural Food Products Disparagement Act, and punitive damages. On July 9, 2013, the Company moved in state court to dismiss all claims and on March 27, 2014, the state court dismissed certain common law disparagement counts as preempted by South Dakota’s produce disparagement statute, but denied the motion on the remaining claims. On April 23, 2014, the Company petitioned the South Dakota Supreme Court to allow a discretionary appeal seeking reversal of the state court's order permitting the remaining common law disparagement claims to proceed and also seeking reversal of its decision to allow certain claims to proceed as defamation claims. At this time, the Company is not able to predict the ultimate outcome of this matter, nor can it estimate the range of possible loss.
The Company, together with, in some instances, certain of its directors and officers, is a defendant or codefendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses.
Management does not believe that the Company has incurred a probable, material loss by reason of any of the above actions.
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of March 29, 2014, the remaining debt service obligation guaranteed by the Company was $339 million, of which $72 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of television program rights within the Media Networks segment and vacation ownership units within the Parks and Resorts segment. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.9 billion as of March 29, 2014. The activity in the current period related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 5%, was approximately $0.7 billion as of March 29, 2014. The activity in the current period related to the allowance for credit losses was not material.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

 Income Taxes
During the six months ended March 29, 2014, the Company decreased its gross unrecognized tax benefits by $197 million to $923 million. The majority of the decrease was a reclassification to deferred tax liabilities.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters.  These resolutions would reduce our unrecognized tax benefits by approximately $186 million, of which $51 million would reduce our income tax expense and effective tax rate if recognized.

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

	Fair Value Measurement at March 29, 2014
	Level 1	Level 2	Level 3	Total
Assets
Investments	$106	$—	$—	$106
Derivatives (1)
Interest rate	—	146	—	146
Foreign exchange	—	276	—	276
Liabilities
Derivatives (1)
Interest rate	—	(85)	—	(85)
Foreign exchange	—	(275)	—	(275)
Total recorded at fair value	$106	$62	$—	$168
Fair value of borrowings	$—	$15,044	$928	$15,972

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

(1)
The Company has master netting arrangements by counterparty with respect to certain derivative contracts. Contracts in a liability position totaling $211 million and $171 million have been netted against contracts in an asset position in the Condensed Consolidated Balance Sheets at March 29, 2014 and September 28, 2013, respectively.

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
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of March 29, 2014
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$140	$116	$(97)	$(41)
Interest rate	—	146	(85)	—
Derivatives not designated as hedges
Foreign exchange	20	—	(84)	(53)
Gross fair value of derivatives	160	262	(266)	(94)
Counterparty netting	(148)	(63)	167	44
Total derivatives (1)	$12	$199	$(99)	$(50)

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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of both March 29, 2014 and September 28, 2013, the total notional amount of the Company’s pay-floating interest rate swaps was $5.6 billion. The following table summarizes adjustments related to fair value hedges included in "Interest income/(expense), net" in the Condensed Consolidated Statements of Income.

	Quarter Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Gain (loss) on interest rate swaps	$15	$(38)	$(16)	$(64)
Gain (loss) on hedged borrowings	(15)	38	16	64
In addition, during the quarter and six months ended March 29, 2014, the Company realized net benefits of $22 million and $44 million, respectively, in net interest expense related to the pay-floating interest rate swaps. During the quarter and six months ended March 30, 2013, the Company realized net benefits of $21 million and $38 million, respectively, in net interest expense related to the pay-floating interest rate swaps.
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at March 29, 2014 or at September 28, 2013.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of March 29, 2014 and September 28, 2013, the notional amounts of the Company’s net foreign exchange cash flow hedges were $5.1 billion and $4.3 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the six months ended March 29, 2014 and March 30, 2013 were not material. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months totaled $29 million.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at March 29, 2014 and September 28, 2013 were $4.8 billion and $4.3 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the offsetting net foreign exchange gains or losses on the related foreign exchange contracts for the quarters and six months ended March 29, 2014 and March 30, 2013 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income.

	Costs and Expenses				Interest Income/(Expense), net
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net gains (losses) on foreign currency denominated assets and liabilities	$(5)	$(145)	$4	$(107)	$6	$71	$18	$153
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(22)	142	(44)	94	(11)	(67)	(21)	(151)
Net gains (losses)	$(27)	$(3)	$(40)	$(13)	$(5)	$4	$(3)	$2
In addition to the amounts in this table, the Company recorded a $143 million foreign currency translation loss on net monetary assets denominated in Venezuelan BsF in the second quarter of fiscal 2014 that is reported in "Other income/(expense), net" (see Note 4 to the Condensed Consolidated Financial Statements).
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The fair value of the commodity hedging contracts at March 29, 2014 and September 28, 2013 were not material. The related gains or losses recognized in earnings were not material for the six months ended March 29, 2014 and March 30, 2013.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain commodity swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The fair value of these contracts at March 29, 2014 and September 28, 2013 were not material. The related gains or losses recognized in earnings were not material for the six months ended March 29, 2014 and March 30, 2013.
Contingent Features
The Company’s derivative financial instruments may require the Company to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. If the Company’s credit ratings were to fall below investment grade, such counterparties would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $149 million and $124 million on March 29, 2014 and September 28, 2013, respectively. The Company had posted collateral of $69 million and $54 million related to these derivative contracts at March 29, 2014 and September 28, 2013, respectively.

14. Restructuring and Impairment Charges
The Company recorded $48 million and $67 million of restructuring and impairment charges in the current quarter and six-month period, respectively, driven by severance costs related to organizational and cost structure initiatives across various of our businesses. The Company recorded $61 million of restructuring charges in the prior-year six-month period, which was recorded in the prior-year second quarter, for severance and contract termination costs.

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
Overview
Seasonality
Business Segment Results
Other Financial Information
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
OVERVIEW
Our summary consolidated results are presented below:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions, except per share data)	March 29, 2014	March 30, 2013	Better/ (Worse)	March 29, 2014	March 30, 2013	Better/ (Worse)
Revenues	$11,649	$10,554	10%	$23,958	$21,895	9%
Costs and expenses	(8,668)	(8,359)	(4)%	(18,312)	(17,608)	(4)%
Restructuring and impairment charges	(48)	(61)	21%	(67)	(61)	(10)%
Other income/(expense), net	(37)	10	nm	(31)	(92)	66%
Interest income/(expense), net	62	(54)	nm	111	(126)	nm
Equity in the income of investees	217	185	17%	456	295	55%
Income before income taxes	3,175	2,275	40%	6,115	4,303	42%
Income taxes	(1,119)	(654)	(71)%	(2,155)	(1,244)	(73)%
Net income	2,056	1,621	27%	3,960	3,059	29%
Less: Net income attributable to noncontrolling interests	(139)	(108)	(29)%	(203)	(164)	(24)%
Net income attributable to Disney	$1,917	$1,513	27%	$3,757	$2,895	30%
Diluted earnings per share attributable to Disney	$1.08	$0.83	30%	$2.11	$1.60	32%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Quarter Results
Diluted earnings per share (EPS) for the quarter increased 30% from $0.83 to $1.08 driven by higher operating results at all of our segments and investment gains. Results were also impacted by certain items discussed below. The increase in segment operating results was led by Studio Entertainment, which benefited from the strong domestic home entertainment and international theatrical performance of Frozen. Operating income growth at Media Networks was due to higher fees from Multi-channel Video Distributors or MVPDs (Affiliate Fees) and higher income from equity investees, partially offset by lower advertising revenue. Higher operating income at Parks and Resorts was due to higher average guest spending at Walt Disney World Resort and higher attendance at Disneyland Resort, partially offset by higher costs driven by the ongoing rollout of MyMagic+. Consumer Products growth was driven by higher merchandise licensing revenues. The increase at Interactive reflected the continued success of Disney Infinity, which was released in the fourth quarter of the prior year.
Diluted EPS for the current quarter was also impacted by the following:

•	A $143 million loss from foreign currency translation of net monetary assets denominated in Venezuelan currency (see Note 4 of the Condensed Consolidated Financial Statements)

•	Restructuring and impairment charges totaling $48 million

•	A $77 million gain on the sale of property

•	Income of $29 million representing a portion of a settlement of an affiliate contract dispute
Diluted EPS for the prior-year quarter was impacted by the following:

•	Favorable tax adjustments totaling $102 million related to pre-tax earnings of prior years

•	Restructuring charges totaling $61 million
A summary of the impact of these items on EPS for the quarter is as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)	After-Tax Income/(Loss)	EPS Favorable/(Adverse) (1)
Quarter Ended March 29, 2014:
Venezuela foreign currency translation loss(2)	$(143)	$53	$(90)	$(0.05)
Restructuring and impairment charges	(48)	17	(31)	(0.02)
Gain on sale of property(2)	77	(28)	49	0.03
Settlement income(2)	29	(11)	18	0.01
Total current quarter	$(85)	$31	$(54)	$(0.03)

Quarter ended March 30, 2013:
Favorable tax adjustments related to pre-tax earnings in prior years	$—	$102	$102	$0.06
Restructuring and impairment charges	(61)	22	(39)	(0.02)
Other(2)	10	(3)	7	—
Total prior-year quarter	$(51)	$121	$70	$0.04
(1) EPS is net of the noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
(2) Recorded in "Other income/(expense), net" in the Condensed Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Six-Month Results
Diluted EPS for the six-month period increased 32% from $1.60 to $2.11 due to improved operating performance at all of our operating segments led by Studio Entertainment and Media Networks and investment gains. Results were also impacted by certain items discussed below. Studio Entertainment benefited from strong worldwide theatrical and domestic home entertainment performance of Frozen. Operating income growth at Media Networks was due to higher affiliate fees at ESPN, the domestic Disney Channel and Broadcasting and higher income from equity investees. Parks and Resorts growth was due to higher average guest spending, attendance and occupancy at the domestic parks and resorts, partially offset by higher costs driven by MyMagic+. The increase at Consumer Products was driven by merchandise licensing due to the strength of Disney Channel properties, a full period of Lucasfilm and higher sales at our retail business. Interactive reflected the success of Disney Infinity.
Diluted EPS for the current six-month period was also impacted by the following:

•	A Venezuelan foreign currency loss of $143 million

•	Restructuring and impairment charges totaling $67 million

•	A $77 million gain on the sale of property

•	Income of $29 million representing a portion of a settlement of an affiliate contract dispute
Diluted EPS for the prior-year six-month period was impacted by following:

•
Favorable tax adjustments totaling $166 million related to pre-tax earnings of prior years and an increase in the amount of prior-year foreign earnings considered to be indefinitely reinvested outside of the United States

•	A $219 million gain on the sale of our 50% interest in ESPN STAR Sports (ESS)

•	A $321 million charge related to the Celador litigation

•	A $55 million charge for our share of expense at our Hulu joint venture related to an equity redemption transaction (Hulu Equity Redemption)

•	Restructuring charges totaling $61 million
A summary of the impact of these items on EPS for the six months is as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)	After-Tax Income/(Loss)	EPS Favorable/(Adverse) (1)
Six Months Ended March 29, 2014:
Venezuela foreign currency translation loss(2)	$(143)	$53	$(90)	$(0.05)
Restructuring and impairment charges	(67)	21	(46)	(0.03)
Gain on sale of property(2)	77	(28)	49	0.03
Settlement income(2)	29	(11)	18	0.01
Other(2)	6	(2)	4	—
Total current six-month period	$(98)	$33	$(65)	$(0.04)

Six Months Ended March 30, 2013:
Favorable tax adjustments related to pre-tax earnings in prior years	$—	$166	$166	$0.10
Gain on sale of interest in ESS(2)	219	(64)	155	0.07
Celador litigation charge(2)	(321)	119	(202)	(0.11)
Hulu Equity Redemption (3)	(55)	20	(35)	(0.02)
Restructuring charges	(61)	22	(39)	(0.02)
Other(2)	10	(3)	7	—
Total prior-year six-month period	$(208)	$260	$52	$0.02

(1)	EPS is net of the noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.

(2)	Recorded in "Other income/(expense), net" in the Condensed Consolidated Statements of Income.

(3)	See Note 3 of the Condensed Consolidated Financial Statements for discussion of the Hulu Equity Redemption Charge.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the six months ended March 29, 2014 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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
Interactive revenues fluctuate due to the timing and performance of video game releases, which are determined by several factors, including theatrical releases and cable programming broadcasts on which the games are based, competition and the timing of holiday periods. Revenues from certain of our internet and mobile operations are subject to similar seasonal trends.

BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 29, 2014	March 30, 2013	Better/ (Worse)	March 29, 2014	March 30, 2013	Better/ (Worse)
Revenues:
Media Networks	$5,134	$4,957	4%	$10,424	$10,058	4%
Parks and Resorts	3,562	3,302	8%	7,159	6,693	7%
Studio Entertainment	1,800	1,338	35%	3,693	2,883	28%
Consumer Products	885	763	16%	2,011	1,776	13%
Interactive	268	194	38%	671	485	38%
	$11,649	$10,554	10%	$23,958	$21,895	9%
Segment operating income (loss):
Media Networks	$2,133	$1,862	15%	$3,588	$3,076	17%
Parks and Resorts	457	383	19%	1,128	960	18%
Studio Entertainment	475	118	>100%	884	352	>100%
Consumer Products	274	200	37%	704	546	29%
Interactive	14	(54)	nm	69	(45)	nm
	$3,353	$2,509	34%	$6,373	$4,889	30%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 29, 2014	March 30, 2013	Better/ (Worse)	March 29, 2014	March 30, 2013	Better/ (Worse)
Segment operating income	$3,353	$2,509	34%	$6,373	$4,889	30%
Corporate and unallocated shared expenses	(155)	(129)	(20)%	(271)	(252)	(8)%
Restructuring and impairment charges	(48)	(61)	21%	(67)	(61)	(10)%
Other income/(expense), net	(37)	10	nm	(31)	(92)	66%
Interest income/(expense), net	62	(54)	nm	111	(126)	nm
Hulu Equity Redemption charge	—	—	nm	—	(55)	nm
Income before income taxes	$3,175	$2,275	40%	$6,115	$4,303	42%

Depreciation expense is as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 29, 2014	March 30, 2013	Better/ (Worse)	March 29, 2014	March 30, 2013	Better/ (Worse)
Media Networks
Cable Networks	$35	$36	3%	$68	$68	—%
Broadcasting	24	25	4%	47	49	4%
Total Media Networks	59	61	3%	115	117	2%
Parks and Resorts
Domestic	282	266	(6)%	561	521	(8)%
International	87	81	(7)%	173	161	(7)%
Total Parks and Resorts	369	347	(6)%	734	682	(8)%
Studio Entertainment	13	15	13%	25	24	(4)%
Consumer Products	21	14	(50)%	33	28	(18)%
Interactive	3	5	40%	4	10	60%
Corporate	58	54	(7)%	116	108	(7)%
Total depreciation expense	$523	$496	(5)%	$1,027	$969	(6)%

Amortization of intangible assets is as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 29, 2014	March 30, 2013	Better/ (Worse)	March 29, 2014	March 30, 2013	Better/ (Worse)
Media Networks	$3	$2	(50)%	$5	$7	29%
Parks and Resorts	—	1	nm	1	1	—%
Studio Entertainment	25	19	(32)%	48	34	(41)%
Consumer Products	26	25	(4)%	54	41	(32)%
Interactive	3	7	57%	6	12	50%
Total amortization of intangible assets	$57	$54	(6)%	$114	$95	(20)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	March 29, 2014	March 30, 2013	Better/ (Worse)
Revenues
Affiliate Fees	$2,671	$2,442	9%
Advertising	1,804	1,891	(5)%
Other	659	624	6%
Total revenues	5,134	4,957	4%
Operating expenses	(2,523)	(2,514)	—%
Selling, general, administrative and other	(633)	(703)	10%
Depreciation and amortization	(62)	(63)	2%
Equity in the income of investees	217	185	17%
Operating Income	$2,133	$1,862	15%
Revenues
The 9% increase in Affiliate Fee revenue was primarily due to increases of 7% from higher contractual rates at ESPN and, to a lesser extent, the domestic Disney Channels and Broadcasting, 3% from a reduction in revenue deferrals at ESPN as a result of changes in contractual provisions related to annual programming commitments and 1% from other contractual impacts reflecting recognition of prior payments upon settlement of a dispute, partially offset by a change in methodology for determining fees for certain commercial subscribers. These increases were partially offset by a decrease of 2% due to the sale of our ESPN UK business in the fourth quarter of the prior year.
The 5% decrease in advertising revenues was due to decreases of $40 million at Cable Networks, from $902 million to $862 million, and $47 million at Broadcasting, from $989 million to $942 million. The decrease at Cable Networks was primarily due to a 4% decrease from fewer units delivered, a 2% decrease due to lower ratings and a 1% decrease due to the absence of SOAPnet, partially offset by a 5% increase due to higher rates. The decrease in advertising revenues at Broadcasting reflected a 7% decrease due to lower primetime ratings, partially offset by a 3% increase from higher primetime rates.
The increase in other revenue includes higher program sales led by Criminal Minds.
Costs and Expenses
Operating expenses include programming and production costs, which increased $19 million from $2,125 million to $2,144 million. At Cable Networks, programming and production costs were flat as a decrease due to the sale of ESPN UK was offset by higher programming and production costs at ABC Family and the domestic Disney Channels and contractual rate increases at ESPN. The increase at ABC Family and the domestic Disney Channels was driven by more hours of original programming due to the timing of new season premieres at ABC Family. At Broadcasting, programming and production costs increased $19 million due to a contractual rate increase for Modern Family and increased production cost amortization driven by higher program sales, partially offset by lower program write-offs.
Selling, general, administrative and other costs decreased by $70 million from $703 million to $633 million driven by lower marketing and labor costs. Marketing costs declined at ESPN and the ABC Television Network. The decrease at ESPN reflects the absence of costs related to the ESPN UK business. Lower labor costs were driven by lower pension and postretirement medical costs.
Equity in the Income of Investees
Income from equity investees increased $32 million from $185 million to $217 million driven by A&E Television Network (AETN) due to higher advertising and affiliate revenues, partially offset by higher programming costs.
 Segment Operating Income
Segment operating income increased 15%, or $271 million, to $2,133 million due to increases at ESPN, the domestic Disney Channels and AETN.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	March 29, 2014	March 30, 2013	Better/ (Worse)
Revenues
Cable Networks	$3,633	$3,458	5%
Broadcasting	1,501	1,499	—%
	$5,134	$4,957	4%
Segment operating income
Cable Networks	$1,974	$1,724	15%
Broadcasting	159	138	15%
	$2,133	$1,862	15%
Other income/(expense), net
The Company recorded a $100 million loss related to Cable Networks in the current quarter resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in "Other income/(expense), net" in the Condensed Consolidated Statements of Income.

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change
(in millions)	March 29, 2014	March 30, 2013	Better/ (Worse)
Revenues
Domestic	$2,990	$2,759	8%
International	572	543	5%
Total revenues	3,562	3,302	8%
Operating expenses	(2,248)	(2,069)	(9)%
Selling, general, administrative and other	(488)	(502)	3%
Depreciation and amortization	(369)	(348)	(6)%
Operating Income	$457	$383	19%
Revenues
Parks and Resorts revenues increased 8%, or $260 million, to $3.6 billion due to an increase of $231 million at our domestic operations and an increase of $29 million at our international operations. Results include an unfavorable impact due to a shift in the timing of the Easter holiday relative to our fiscal periods.
Revenue growth of 8% at our domestic operations reflected a 4% increase from higher volumes and a 3% increase from higher average guest spending. Higher volumes were primarily due to increased theme park attendance at Disneyland Resort and higher occupied room nights at Walt Disney World Resort and Disneyland Resort. Guest spending growth was primarily due to higher average ticket prices for admissions at Walt Disney World Resort and for sailings at our cruise line and increased food, beverage and merchandise spending at Walt Disney World Resort.
Revenue growth of 5% at our international operations reflected a 2% increase from higher average guest spending, a 2% increase from higher Tokyo Disney Resort royalties and a 1% increase due to the impact of foreign currency translation. Guest spending growth was driven by Hong Kong Disneyland Resort, primarily due to higher average ticket prices and merchandise, food and beverage spending. The increase at Hong Kong Disneyland Resort was partially offset by decreased guest spending at Disneyland Paris, which was driven by lower average ticket prices and food and beverage spending. Volumes at our international operations were comparable to the prior-year quarter, as increased attendance at Hong Kong Disneyland Resort was offset by lower attendance at Disneyland Paris.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Parks
Increase/(decrease)
Attendance	3%	8%	—%	6%	3%	8%
Per Capita Guest Spending	4%	10%	5%	6%	5%	10%
Hotels (1)
Occupancy	86%	80%	75%	76%	84%	79%
Available Room Nights (in thousands)	2,625	2,645	609	609	3,234	3,254
Per Room Guest Spending	$275	$268	$261	$262	$272	$267

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending and per room guest spending exclude the impact of foreign currency translation. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.37 and $1.32 for the quarters ended March 29, 2014 and March 30, 2013 respectively.

Costs and Expenses
Operating expenses include operating labor, which increased by $17 million from $1,015 million to $1,032 million and cost of sales, which increased $33 million from $301 million to $334 million. The increase in operating labor was due to inflation, new guest offerings, principally MyMagic+, and higher volumes, partially offset by lower pension and postretirement medical costs. The increase in cost of sales was due to higher volumes. Other operating expenses, which include costs associated with investments in system infrastructure, maintenance, utilities and property taxes, increased driven by the continued roll out of MyMagic+.
The decrease in selling, general, administrative and other costs was due to development costs for MyMagic+ in the prior-year quarter. In the current quarter, costs for MyMagic+ are included in operating expenses as MyMagic+ has been made available to guests.
The increase in depreciation and amortization was due to MyMagic+.
Segment Operating Income
Segment operating income increased 19%, or $74 million, to $457 million due to growth at our domestic parks and resorts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	March 29, 2014	March 30, 2013	Better/ (Worse)
Revenues
Theatrical distribution	$467	$346	35%
Home entertainment	624	427	46%
Television and SVOD distribution and other	709	565	25%
Total revenues	1,800	1,338	35%
Operating expenses	(669)	(671)	—%
Selling, general, administrative and other	(618)	(515)	(20)%
Depreciation and amortization	(38)	(34)	(12)%
Operating Income	$475	$118	>100%
Revenues
The increase in theatrical distribution revenue reflected the performance of Frozen, Need For Speed and Saving Mr. Banks in the current quarter compared to Oz The Great And Powerful and Wreck-It Ralph in the prior-year quarter.
Higher home entertainment revenue reflected a 37% increase from higher unit sales of new releases reflecting the performance of Frozen in the current quarter compared to Wreck-It Ralph in the prior-year quarter. Additionally, the current quarter included Marvel's Thor: The Dark World while the prior-year quarter had no comparable Marvel title.
The increase in television and subscription video on demand (TV/SVOD) distribution and other revenue was driven by an increase in worldwide TV/SVOD sales reflecting more titles being available and higher music and stage play revenues. Significant TV/SVOD titles in the current quarter included Monsters University, Marvel's Iron Man 3 and Marvel's Captain America: The First Avenger compared to Marvel's The Avengers in the prior-year quarter.
Costs and Expenses
Operating expenses included a decrease of $10 million in film cost amortization from $365 million to $355 million driven by a lower theatrical film cost amortization rate for Frozen compared to titles in the prior-year quarter. This decrease was partially offset by the impact of higher revenue driven by higher home entertainment unit sales. Operating expenses also include cost of goods sold and distribution costs, which increased $8 million from $306 million to $314 million. The increase in costs of goods sold and distribution costs was due to an increase in stage play and music distribution costs driven by higher sales. Home entertainment costs of goods sold and distribution costs were comparable to the prior-year quarter as lower average per unit costs due to cost savings initiatives were offset by an increase due to higher units sold.
Selling, general, administrative and other costs increased $103 million from $515 million to $618 million due to higher theatrical marketing expenses driven by more titles in wide release and higher spend on future releases.
Segment Operating Income
Segment operating income increased $357 million to $475 million due to an increase in home entertainment, theatrical distribution and, to a lesser extent, an increase in TV/SVOD distribution.
Restructuring and impairment charges and Other income/(expense), net
The Company recorded restructuring charges of $1 million and $12 million related to Studio Entertainment in the current and prior-year quarters, respectively. The prior-year charges were due to severance costs from organizational and cost structure initiatives. These charges were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income. The Company recorded a $31 million loss related to Studio Entertainment in the current quarter resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in "Other income/(expense), net" in the Condensed Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Consumer Products
Operating results for the Consumer Products segment are as follows:

	Quarter Ended		% Change
(in millions)	March 29, 2014	March 30, 2013	Better/ (Worse)
Revenues
Licensing and publishing	$572	$498	15%
Retail and other	313	265	18%
Total revenues	885	763	16%
Operating expenses	(383)	(346)	(11)%
Selling, general, administrative and other	(181)	(178)	(2)%
Depreciation and amortization	(47)	(39)	(21)%
Operating Income	$274	$200	37%
Revenues
The 15% increase in licensing and publishing revenue was due to an increase from merchandise licensing driven by performance of Disney Channel, Mickey and Minnie and Planes merchandise and lower acquisition accounting impacts, which reduced revenue recognition in the prior-year quarter.
Retail and other revenue increased 18% due to an increase at our retail business, resulting from comparable store sales growth in Japan, North America and Europe, a new wholesale distribution business in North America, and higher online sales in North America and Europe. These increases were partially offset by an unfavorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Japanese yen.
Costs and Expenses
Operating expenses included an increase of $24 million in cost of goods sold, from $128 million to $152 million, due to higher sales at our retail business. Operating expenses also include labor, distribution and occupancy costs, which increased driven by higher sales at our retail business.
Segment Operating Income
Segment operating income increased 37% to $274 million due to increases at our merchandise licensing and retail businesses.
Other income/(expense), net
The Company recorded a $16 million loss related to Consumer Products in the current quarter resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in "Other income/(expense), net" in the Condensed Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Interactive
Operating results for the Interactive segment are as follows:

	Quarter Ended		% Change
(in millions)	March 29, 2014	March 30, 2013	Better/ (Worse)
Revenues
Game sales and subscriptions	$198	$137	45%
Advertising and other	70	57	23%
Total revenues	268	194	38%
Operating expenses	(149)	(132)	(13)%
Selling, general, administrative and other	(99)	(104)	5%
Depreciation and amortization	(6)	(12)	50%
Operating Income (Loss)	$14	$(54)	nm
Revenues
Game sales and subscriptions revenues grew $61 million from $137 million to $198 million due to higher self-published console games revenues resulting from the continued success of Disney Infinity compared to no new releases in the prior-year quarter.
Higher advertising and other revenue was due to growth at our Japan mobile business driven by higher licensing fees from game sales, subscribers and sales of handsets.
Costs and Expenses
Operating expenses reflected a $23 million increase in cost of sales from $55 million to $78 million and a $6 million decrease in product development from $77 million to $71 million. The higher cost of sales was due to Disney Infinity sales volume.
Segment Operating Income (Loss)
Segment operating results improved from a loss of $54 million to income of $14 million primarily due to the success of Disney Infinity and growth at our Japan mobile business.
Restructuring and impairment charges
The Company recorded restructuring charges of $35 million and $6 million related to Interactive in the current and prior-year quarters, respectively, primarily for severance costs from organizational and cost structure initiatives. These charges were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

BUSINESS SEGMENT RESULTS - Six Month Results

Media Networks
Operating results for the Media Networks segment are as follows:

	Six Months Ended		% Change
(in millions)	March 29, 2014	March 30, 2013	Better/ (Worse)
Revenues
Affiliate Fees	$5,055	$4,702	8%
Advertising	4,137	4,148	—%
Other	1,232	1,208	2%
Total revenues	10,424	10,058	4%
Operating expenses	(5,960)	(5,860)	(2)%
Selling, general, administrative and other	(1,212)	(1,347)	10%
Depreciation and amortization	(120)	(124)	3%
Equity in the income of investees	456	349	31%
Operating Income	$3,588	$3,076	17%
Revenues
The 8% increase in Affiliate Fee revenue was due to an increase of 8% from higher contractual rates at ESPN and, to a lesser extent, the domestic Disney Channels and Broadcasting, and 2% from a reduction in revenue deferrals at ESPN as a result of changes in contractual provisions related to annual programming commitments. These increases were partially offset by a decrease of 3% due to the sale of our ESPN UK business in the fourth quarter of the prior year.
Advertising revenues were relatively flat as an increase of $48 million at Cable Networks, from $2,041 million to $2,089 million, was more than offset by a decrease of $59 million at Broadcasting, from $2,107 million to $2,048 million. The increase at Cable Networks was due to a 6% increase driven by higher rates, partially offset by a 3% decrease due to lower ratings. The decrease in advertising revenues at Broadcasting was due to a 6% decrease due to lower primetime ratings and a 2% decrease resulting from a decline at the owned television stations, partially offset by a 4% increase from higher primetime rates.
Other revenue increased $24 million from $1,208 million to $1,232 million due to Lucasfilm driven by an SVOD sale and a full period of home entertainment revenues.
Costs and Expenses
Operating expenses include programming and production costs, which increased $109 million from $5,088 million to $5,197 million. At Cable Networks, programming and production costs increased $13 million due to contractual rate increases at ESPN and an increase in programming and production costs at ABC Family and the domestic Disney Channels, partially offset by lower costs as a result of the sale of our ESPN UK business. The increase at ABC Family and the domestic Disney Channels was driven by higher cost acquired programming and more hours of original programming due to the timing of new season premieres at ABC Family. At Broadcasting, programming and production costs increased $96 million due to a contractual rate increase for Modern Family and higher program write-offs.
Selling, general, administrative and other costs decreased by $135 million from $1,347 million to $1,212 million driven by lower marketing and labor costs. Marketing costs declined at the ABC Television Network and ESPN. The decrease at ESPN reflects the absence of costs related to the ESPN UK business. Lower labor costs were driven by lower pension and postretirement medical costs.
Equity in the Income of Investees
Income from equity investees increased $107 million from $349 million to $456 million primarily primarily due to an increase at AETN driven by higher advertising and affiliate revenues and lower programming and marketing costs. Additionally, in the first quarter of the prior year, the Company recognized an equity loss from its investment in ESS. The Company sold its interest in ESS during the first quarter of the prior year and, accordingly, the current quarter includes no equity income or loss from ESS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

 Segment Operating Income
Segment operating income increased 17%, or $512 million, to $3,588 million due to increases at ESPN, AETN and the domestic Disney Channels, partially offset by a decrease at the ABC Television Network.
The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Six Months Ended		% Change
(in millions)	March 29, 2014	March 30, 2013	Better/ (Worse)
Revenues
Cable Networks	$7,392	$6,996	6%
Broadcasting	3,032	3,062	(1)%
	$10,424	$10,058	4%
Segment operating income
Cable Networks	$3,251	$2,676	21%
Broadcasting	337	400	(16)%
	$3,588	$3,076	17%
Restructuring and impairment charges and Other income/(expense), net
The Company recorded restructuring and impairment charges of $15 million and $3 million related to Media Networks in the current and prior-year six-month periods, respectively. The current six-month period charges were due to an investment impairment and contract termination costs. These charges were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income. The Company recorded a $100 million loss related to Cable Networks in the current six-month period resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in "Other income/(expense), net" in the Condensed Consolidated Statements of Income.

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Six Months Ended		% Change
(in millions)	March 29, 2014	March 30, 2013	Better/ (Worse)
Revenues
Domestic	$5,912	$5,491	8%
International	1,247	1,202	4%
Total revenues	7,159	6,693	7%
Operating expenses	(4,400)	(4,122)	(7)%
Selling, general, administrative and other	(896)	(928)	3%
Depreciation and amortization	(735)	(683)	(8)%
Operating Income	$1,128	$960	18%
Revenues
Parks and Resorts revenues increased 7%, or $466 million, to $7.2 billion due to an increase of $421 million at our domestic operations and an increase of $45 million at our international operations. Results include an unfavorable impact due to a shift in the timing of the Easter holiday relative to our fiscal periods.
Revenue growth of 8% at our domestic operations reflected increases of 4% from higher average guest spending and 2% from volumes. The increase in guest spending was due to higher average ticket prices for admissions at our theme parks and for sailings at our cruise line and increased food, beverage and merchandise spending. Higher volumes were due to attendance growth and higher occupied room nights.
Revenue growth of 4% at our international operations reflected a 3% increase from higher average guest spending, a 2% increase from higher Tokyo Disney Resort royalties and a 1% increase from foreign currency translation, partially offset by a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

2% decrease from lower volumes. Guest spending growth was due to higher merchandise, food and beverage spending, average ticket prices and average daily hotel room rates. Lower volumes were due to decreases in attendance and occupied room nights at Disneyland Paris, partially offset by attendance growth at Hong Kong Disneyland Resort.
The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Six Months Ended		Six Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Parks
Increase/(decrease)
Attendance	2%	6%	(1)%	2%	1%	5%
Per Capita Guest Spending	6%	8%	5%	4%	6%	8%
Hotels (1)
Occupancy	83%	80%	76%	80%	82%	80%
Available Room Nights (in thousands)	5,243	5,265	1,230	1,230	6,473	6,495
Per Room Guest Spending	$276	$267	$290	$278	$279	$269

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending and per room guest spending exclude the impact of foreign currency translation. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.37 and $1.31 for the six months ended March 29, 2014 and March 30, 2013.

Costs and Expenses
Operating expenses include operating labor, which increased by $32 million from $2,032 million to $2,064 million, and cost of sales, which increased $44 million from $636 million to $680 million. The increase in operating labor was primarily due to inflation, new guest offerings, principally MyMagic+, and higher volumes, partially offset by lower pension and postretirement medical costs. The increase in cost of sales was due to higher volumes. Other operating expenses, which include costs associated with investments in system infrastructure, maintenance, utilities and property taxes, increased driven by the continued roll out of MyMagic+.
The decrease in selling, general, administrative and other costs was due to development costs for MyMagic+ in the prior-year six-month period. In the current six-month period, costs for MyMagic+ are included in operating expenses as MyMagic+ has been made available to guests.
The increase in depreciation and amortization was due to MyMagic+.
Segment Operating Income
Segment operating income increased 18%, or $168 million, to $1.1 billion due to growth at our domestic parks and resorts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Six Months Ended		% Change
(in millions)	March 29, 2014	March 30, 2013	Better/ (Worse)
Revenues
Theatrical distribution	$1,093	$650	68%
Home entertainment	1,240	1,104	12%
TV/SVOD distribution and other	1,360	1,129	20%
Total revenues	3,693	2,883	28%
Operating expenses	(1,453)	(1,388)	(5)%
Selling, general, administrative and other	(1,283)	(1,085)	(18)%
Depreciation and amortization	(73)	(58)	(26)%
Operating Income	$884	$352	>100%
Revenues
The increase in theatrical distribution revenue reflected the performance of Frozen and Marvel's Thor: The Dark World in the current period compared to Wreck-It Ralph and Oz The Great And Powerful in the prior-year period.
Higher home entertainment revenue reflected an 11% increase driven by higher unit sales of new releases reflecting the performance of Frozen and Monsters University in the current period compared to Brave and Wreck-It Ralph in the prior-year period. Additionally, the current period included two Marvel titles, Thor: The Dark World and Iron Man 3, compared to one Marvel title, The Avengers, in the prior-year period.
The increase in TV/SVOD distribution and other revenue was driven by an increase in international television sales reflecting more titles being available, a full period of revenue related to Lucasfilm's special effects business and higher music distribution revenues reflecting the success of Frozen.
Costs and Expenses
Operating expenses include an increase of $60 million in film cost amortization, from $760 million to $820 million, due to increased revenues, partially offset by a lower film cost amortization rate for Frozen compared to titles in the prior-year period. Operating expenses also include cost of goods sold and distribution costs, which increased $5 million, from $628 million to $633 million. The increase was driven by a full period of costs related to Lucasfilm's special effects business, partially offset by a decrease at home entertainment. Lower home entertainment cost of goods sold and distribution costs were due to lower average per unit costs as a result of cost saving initiatives, partially offset by an increase in units sold.
Selling, general, administrative and other costs increased $198 million from $1,085 million to $1,283 million due to higher theatrical marketing expenses driven by more titles in wide release and higher spend on future releases.
The increase in depreciation and amortization was primarily due to a full period of intangible asset amortization resulting from the acquisition of Lucasfilm.
Segment Operating Income
Segment operating income increased $532 million to $884 million due to increases in theatrical distribution, home entertainment and, to a lesser extent, international TV/SVOD distribution.
Restructuring and impairment charges and Other income/(expense), net
The Company recorded restructuring charges of $5 million and $12 million related to Studio Entertainment in the current and prior-year six-month periods, respectively, for severance costs from organizational and cost structure initiatives. These charges were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income. The Company recorded a $31 million loss related to Studio Entertainment in the current six-month period resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in "Other income/(expense), net" in the Condensed Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Consumer Products
Operating results for the Consumer Products segment are as follows:

	Six Months Ended		% Change
(in millions)	March 29, 2014	March 30, 2013	Better/ (Worse)
Revenues
Licensing and publishing	$1,206	$1,047	15%
Retail and other	805	729	10%
Total revenues	2,011	1,776	13%
Operating expenses	(858)	(809)	(6)%
Selling, general, administrative and other	(362)	(352)	(3)%
Depreciation and amortization	(87)	(69)	(26)%
Operating Income	$704	$546	29%
Revenues
The 15% increase in licensing and publishing revenues was due to an increase from merchandise licensing, driven by performance of Disney Channel and Planes merchandise and a full period of revenues from Lucasfilm.
Retail and other revenue increased 10% due to an increase at our retail business, resulting from comparable store sales growth in North America, Japan and Europe, a new wholesale distribution business in North America and higher online sales in North America and Europe. These increases were partially offset by an unfavorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Japanese yen and store closures in Europe.
Costs and Expenses
Operating expenses included an increase of $32 million in cost of goods sold, from $347 million to $379 million, due to higher sales at our retail business. Operating expenses also include labor, distribution and occupancy costs, which increased driven by higher sales at our retail business and a full period of costs for Lucasfilm.
The increase in depreciation and amortization was driven by a full period of intangible asset amortization resulting from the acquisition of Lucasfilm.
Segment Operating Income
Segment operating income increased 29% to $704 million due to increases at our merchandise licensing and retail businesses.
Other income/(expense), net
The Company recorded a $16 million loss related to Consumer Products in the current six-month period resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in "Other income/(expense), net" in the Condensed Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Interactive
Operating results for the Interactive segment are as follows:

	Six Months Ended		% Change
(in millions)	March 29, 2014	March 30, 2013	Better/ (Worse)
Revenues
Game sales and subscriptions	$524	$358	46%
Advertising and other	147	127	16%
Total revenues	671	485	38%
Operating expenses	(366)	(295)	(24)%
Selling, general, administrative and other	(226)	(213)	(6)%
Depreciation and amortization	(10)	(22)	55%
Operating Income (Loss)	$69	$(45)	nm
Revenues
Game sales and subscriptions revenues grew $166 million from $358 million to $524 million due to an increase of 44% from sales of self-published console games resulting from the success of Disney Infinity in the current six-month period compared to Epic Mickey 2 in the prior-year six-month period.
Higher advertising and other revenue was due to growth at our Japan mobile business driven by higher licensing fees from game sales, subscribers and sales of handsets.
Costs and Expenses
Operating expenses reflected a $68 million increase in cost of sales from $148 million to $216 million and a $3 million increase in product development from $147 million to $150 million. The higher cost of sales was due to Disney Infinity sales volume in the current six-month period compared to Epic Mickey 2 in the prior-year six-month period.
The increase in selling, general, administrative and other costs was driven by higher marketing costs at our console games business due to Disney Infinity in the current six-month period compared to Epic Mickey 2 in the prior-year six-month period.
The decrease in depreciation and amortization was driven by lower amortization of intangible assets at our social games business.
Segment Operating Income (Loss)
Segment operating results improved from a loss of $45 million to income of $69 million due to the success of Disney Infinity and growth at our Japan mobile business.
Restructuring and impairment charges
The Company recorded restructuring charges of $36 million and $6 million related to Interactive in the current and prior-year six-month periods, respectively, primarily for severance costs from organizational and cost structure initiatives. These charges were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income.

OTHER FINANCIAL INFORMATION
Corporate and Unallocated Shared Expenses

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 29, 2014	March 30, 2013	Better/ (Worse)	March 29, 2014	March 30, 2013	Better/ (Worse)
Corporate and unallocated shared expenses	$(155)	$(129)	(20)%	$(271)	$(252)	(8)%

The increase in Corporate and unallocated shared expenses for the quarter was driven by higher charitable contributions and the timing of allocations to operating segments. The increase for the six-month period was primarily due to higher labor costs and charitable contributions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Interest Income/(Expense), net

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 29, 2014	March 30, 2013	Better/ (Worse)	March 29, 2014	March 30, 2013	Better/ (Worse)
Interest expense	$(67)	$(83)	19%	$(148)	$(175)	15%
Interest and investment income	129	29	>100%	259	49	>100%
Interest income/(expense), net	$62	$(54)	nm	$111	$(126)	nm
The decrease in interest expense for the quarter and six-month period was primarily due to lower effective interest rates. The increase in interest and investment income for the quarter and six-month period was due to gains on sales of investments and income on late payments realized in connection with the settlement of an affiliate contract dispute.
Income Taxes

	Quarter Ended		Change		Six Months Ended		Change
	March 29, 2014	March 30, 2013	Better/ (Worse)		March 29, 2014	March 30, 2013	Better/ (Worse)
Effective Income Tax Rate	35.2%	28.8%	(6.4)	ppt	35.2%	28.9%	(6.3)	ppt
The increase in the effective income tax rate for the quarter and six-month period was primarily due to favorable tax adjustments recognized in the prior-year quarter related to pre-tax earnings of prior years. The increase for the six-month period also reflected tax benefits recognized in the prior year, which included an increase in prior-year earnings from foreign operations indefinitely reinvested outside the United States subject to tax rates lower than the federal statutory income tax rate. Additionally, the current quarter and six-month period effective income tax rates included lower benefits related to qualified domestic production activities, and the current quarter included an unfavorable impact from changes in our estimated full year effective income tax rate, which is used to determine the quarterly tax provision. The estimated full year effective rate is adjusted each quarter based on information available at the end of that quarter. The impact was unfavorable in the current quarter whereas it was favorable in the prior-year quarter.
Noncontrolling Interests

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 29, 2014	March 30, 2013	Better/ (Worse)	March 29, 2014	March 30, 2013	Better/ (Worse)
Net income attributable to noncontrolling interests	$139	$108	(29)%	$203	$164	(24)%
The increase in net income attributable to noncontrolling interests for the quarter and six-month period is primarily due to improved operating results at ESPN and Hong Kong Disneyland Resort.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES
The Company has a foreign exchange risk management program that is intended to reduce earnings fluctuations associated with foreign currency exchange rate changes. As part of this program, we enter into foreign currency derivative contracts designed to hedge projected foreign currency denominated operating income exposures for periods that generally do not exceed four years and to hedge foreign currency denominated net monetary assets to protect the U.S. dollar equivalent value of these assets from foreign currency fluctuations. The economic or political conditions in a country could reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.
Based on our hedge portfolio and other potential currency impacts in fiscal 2014, we previously projected an adverse impact to growth in pre-tax income in fiscal 2014 of approximately $200 million, driven by a decline in the Japanese yen since the beginning of fiscal 2013. Due to recent changes in the Venezuelan foreign currency exchange markets, we recorded a $143 million foreign currency loss in the second quarter of fiscal 2014. Including this impact, our projected adverse impact to pre-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

tax income for fiscal 2014 is approximately $350 million, of which approximately $260 million has been recognized in the first six months of fiscal 2014.

FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Six Months Ended		% Change Better/ (Worse)
(in millions)	March 29, 2014	March 30, 2013
Cash provided by operations	$3,739	$3,304	13%
Cash used in investing activities	(1,011)	(2,990)	66%
Cash (used in)/provided by financing activities	(2,438)	310	nm
Impact of exchange rates on cash and cash equivalents	(143)	(59)	>(100) %
Increase in cash and cash equivalents	$147	$565	(74)%
Operating Activities
Cash provided by operating activities increased 13% to $3.7 billion for the current six-month period compared to $3.3 billion in the prior-year six-month period driven by higher operating cash flow at our Studio Entertainment and Parks and Resorts segments, partially offset by lower operating cash flow at our Media Networks segment. Studio Entertainment benefited from higher operating cash receipts from increased revenues, partially offset by higher film production spending. Parks and Resorts cash flow benefited from higher operating cash receipts due to increased revenues, partially offset by higher cash payments driven by increased spending on new guest offerings and labor cost inflation. Lower operating cash flow at Media Networks was due to higher television programming and production spending.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The Company’s film and television production and programming activity for the six months ended March 29, 2014 and March 30, 2013 are as follows:

	Six Months Ended
(in millions)	March 29, 2014	March 30, 2013
Beginning balances:
Production and programming assets	$5,417	$5,217
Programming liabilities	(928)	(812)
	4,489	4,405
Spending:
Film and television production	2,123	1,942
Broadcast programming	3,275	3,142
	5,398	5,084
Amortization:
Film and television production	(1,787)	(1,610)
Broadcast programming	(2,948)	(2,903)
	(4,735)	(4,513)

Change in film and television production and programming costs	663	571
Other non-cash activity	28	51
Ending balances:
Production and programming assets	6,004	5,800
Programming liabilities	(824)	(773)
	$5,180	$5,027

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity.
The Company's investments in parks, resorts and other property for the six months ended March 29, 2014 and March 30, 2013 are as follows:

	Six Months Ended
(in millions)	March 29, 2014	March 30, 2013
Media Networks
Cable Networks	$68	$67
Broadcasting	28	24
Total Media Networks	96	91
Parks and Resorts
Domestic	464	481
International	651	359
Total Parks and Resorts	1,115	840
Studio Entertainment	32	27
Consumer Products	10	14
Interactive	2	6
Corporate	104	141
	$1,359	$1,119

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new attractions, cruise ships, recurring capital and capital improvements and systems infrastructure. The increase at our international parks and resorts operations reflected higher construction spending on the Shanghai Disney Resort.
Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology and equipment.
The Company currently expects its fiscal 2014 capital expenditures will be approximately $0.8 billion higher than fiscal 2013 capital expenditures of $2.8 billion, primarily due to increased investment in Shanghai Disney Resort. While we fully consolidate capital expenditures for Shanghai Disney Resort, our net contribution is only 43% of the total capital expenditures. Therefore, net of Shanghai Disney Resort partner contributions, our capital spending is expected to increase by approximately $0.4 billion.
Other Investing Activities
During the current six-month period, proceeds from the sales of investments and dispositions totaled $0.4 billion.  In the prior-year six-month period, acquisitions totaled $2.3 billion due to the acquisition of Lucasfilm and proceeds from dispositions and investments totaled $0.4 billion due to the sale of our 50% equity interest in ESS.

Financing Activities
Cash used in financing activities was $2.4 billion in the current six-month period compared to cash provided by financing activities of $0.3 billion in the prior-year six-month period.
Cash used in financing activities in the current six-month period was due to repurchases of common stock of $3.3 billion and the dividend payment of $1.5 billion, partially offset by net proceeds from borrowings of $1.4 billion, contributions from our Shanghai Disney Resort joint venture partner of $0.4 billion and proceeds from the exercise of stock options of $0.3 billion.
The decrease in cash from financing activities of $2.7 billion versus the prior-year six-month period was due to lower net proceeds from borrowings of $1.5 billion and higher repurchases of common stock of $1.4 billion.

During the six months ended March 29, 2014, the Company’s borrowing activity was as follows:

(in millions)	September 28, 2013	Additions	Payments	Other Activity(1)	March 29, 2014
Commercial paper borrowings	$—	$2,316	$—	$—	$2,316
U.S. medium-term notes	13,155	—	(1,000)	5	12,160
European medium-term notes and other foreign currency denominated borrowings	509	138	(79)	(14)	554
HKDL borrowings	275	—	(12)	(7)	256
Other	349	—	(12)	(19)	318
Total	$14,288	$2,454	$(1,103)	$(35)	$15,604

(1) Primarily market value adjustments for debt with qualifying hedges and foreign currency translation adjustments.
The Company’s bank facilities as of March 29, 2014 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facility expiring March 2015	$1,500	$—	$1,500
Bank facility expiring June 2017	2,250	—	2,250
Bank facility expiring March 2019	2,250	—	2,250
Total	$6,000	$—	$6,000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company's debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody's Investors Service and Standard & Poor's. The spread above LIBOR can range from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. As of March 29, 2014, $244 million of letters of credit were outstanding, of which none were issued under this facility.
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
During the six months ended March 29, 2014, the Company repurchased 45 million shares of its common stock for $3.3 billion. As of March 29, 2014, the Company had remaining authorization in place to repurchase 116 million additional shares. The repurchase program does not have an expiration date.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of March 29, 2014, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on March 29, 2014 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the International Theme Parks, from any representations, covenants or events of default.

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
Based on their evaluation as of March 29, 2014, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
There have been no changes in our internal controls over financial reporting during the second quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 29, 2014:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 29, 2013 – January 31, 2014	7,613,283	$74.59	7,197,400	129 million
February 1, 2014 – February 28, 2014	6,196,854	75.61	6,141,500	122 million
March 1, 2014 – March 29, 2014	6,658,315	80.94	6,605,000	116 million
Total	20,468,452	76.97	19,943,900	116 million

(1)
524,552 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
James A. Rasulo, Senior Executive Vice President and Chief Financial Officer
May 6, 2014
Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to the Current Report on Form 8-K of the Company dated March 20, 2014

4.1	364-Day Credit Agreement Dated as of March 14, 2014	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated March 20, 2014

4.2	Five-Year Credit Agreement dated as of March 14, 2014	Exhibit 10.2 to the Current Report on Form 8-K of the Company dated March 20, 2014

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes
Filed

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.