Form 10-Q
period 2014-06-28
WALT DISNEY CO/
filed 2014-08-05
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
June 28, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,716,544,546 shares of common stock outstanding as of July 30, 2014.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues	$12,466	$11,578	$36,424	$33,473
Costs and expenses	(8,968)	(8,574)	(27,280)	(26,182)
Restructuring and impairment charges	—	(60)	(67)	(121)
Other income/(expense), net	—	—	(31)	(92)
Interest income/(expense), net	(50)	(83)	61	(209)
Equity in the income of investees	222	232	678	527
Income before income taxes	3,670	3,093	9,785	7,396
Income taxes	(1,251)	(1,059)	(3,406)	(2,303)
Net income	2,419	2,034	6,379	5,093
Less: Net income attributable to noncontrolling interests	(174)	(187)	(377)	(351)
Net income attributable to The Walt Disney Company (Disney)	$2,245	$1,847	$6,002	$4,742

Earnings per share attributable to Disney:
Diluted	$1.28	$1.01	$3.40	$2.61
Basic	$1.30	$1.02	$3.43	$2.64

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,748	1,821	1,767	1,816
Basic	1,732	1,802	1,748	1,794

Dividends declared per share	$—	$—	$0.86	$0.75
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$2,419	$2,034	$6,379	$5,093
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	28	43	(27)	65
Market value adjustments for hedges	(34)	35	(67)	205
Pension and postretirement medical plan adjustments	24	75	88	215
Foreign currency translation and other	(3)	(58)	(14)	(77)
Other comprehensive income/(loss)	15	95	(20)	408
Comprehensive income	2,434	2,129	6,359	5,501
Less: Net income attributable to noncontrolling interests	(174)	(187)	(377)	(351)
Less: Other comprehensive (income)/loss attributable to noncontrolling interests	22	(11)	38	(26)
Comprehensive income attributable to Disney	$2,282	$1,931	$6,020	$5,124
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	June 28, 2014	September 28, 2013
ASSETS
Current assets
Cash and cash equivalents	$4,090	$3,931
Receivables	7,543	6,967
Inventories	1,425	1,487
Television costs and advances	1,095	634
Deferred income taxes	480	485
Other current assets	572	605
Total current assets	15,205	14,109
Film and television costs	5,025	4,783
Investments	2,858	2,849
Parks, resorts and other property
Attractions, buildings and equipment	41,934	41,192
Accumulated depreciation	(23,615)	(22,459)
	18,319	18,733
Projects in progress	3,441	2,476
Land	1,253	1,171
	23,013	22,380
Intangible assets, net	7,268	7,370
Goodwill	27,924	27,324
Other assets	2,430	2,426
Total assets	$83,723	$81,241

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$6,379	$6,803
Current portion of borrowings	3,216	1,512
Unearned royalties and other advances	3,756	3,389
Total current liabilities	13,351	11,704

Borrowings	12,920	12,776
Deferred income taxes	4,360	4,050
Other long-term liabilities	4,480	4,561
Commitments and contingencies (Note 11)
Equity
Preferred stock, $.01 par value Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value Authorized – 4.6 billion shares, Issued – 2.8 billion shares	34,123	33,440
Retained earnings	52,235	47,758
Accumulated other comprehensive loss	(1,169)	(1,187)
	85,189	80,011
Treasury stock, at cost, 1.1 billion shares at June 28, 2014 and 1.0 billion shares at September 28, 2013	(39,669)	(34,582)
Total Disney Shareholders' equity	45,520	45,429
Noncontrolling interests	3,092	2,721
Total equity	48,612	48,150
Total liabilities and equity	$83,723	$81,241

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended
	June 28, 2014	June 29, 2013
OPERATING ACTIVITIES
Net income	$6,379	$5,093
Depreciation and amortization	1,698	1,633
Gains on sales of investments and dispositions	(285)	(245)
Deferred income taxes	304	163
Equity in the income of investees	(678)	(527)
Cash distributions received from equity investees	538	526
Net change in film and television costs and advances	(993)	(357)
Equity-based compensation	308	305
Other	33	249
Changes in operating assets and liabilities:
Receivables	(543)	(3)
Inventories	61	78
Other assets	(73)	(3)
Accounts payable and other accrued liabilities	(288)	(328)
Income taxes	214	133
Cash provided by operations	6,675	6,717

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(2,248)	(1,809)
Sales of investments/proceeds from dispositions	382	367
Acquisitions	(402)	(2,310)
Other	(24)	90
Cash used in investing activities	(2,292)	(3,662)

FINANCING ACTIVITIES
Commercial paper borrowings/(repayments), net	1,253	(2,000)
Borrowings	2,180	3,900
Reduction of borrowings	(1,549)	(817)
Dividends	(1,508)	(1,324)
Repurchases of common stock	(5,087)	(2,694)
Proceeds from exercise of stock options	348	518
Other	273	(19)
Cash used in financing activities	(4,090)	(2,436)

Impact of exchange rates on cash and cash equivalents	(134)	(74)

Increase in cash and cash equivalents	159	545
Cash and cash equivalents, beginning of period	3,931	3,387
Cash and cash equivalents, end of period	$4,090	$3,932
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	June 28, 2014			June 29, 2013
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$44,889	$2,751	$47,640	$42,089	$2,055	$44,144
Comprehensive income	2,282	152	2,434	1,931	198	2,129
Equity compensation activity	184	—	184	316	—	316
Common stock repurchases	(1,833)	—	(1,833)	(800)	—	(800)
Contributions	—	167	167	—	121	121
Distributions and other	(2)	22	20	—	(3)	(3)
Ending balance	$45,520	$3,092	$48,612	$43,536	$2,371	$45,907
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Nine Months Ended
	June 28, 2014			June 29, 2013
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$45,429	$2,721	$48,150	$39,759	$2,199	$41,958
Comprehensive income	6,020	339	6,359	5,124	377	5,501
Equity compensation activity	668	—	668	816	—	816
Dividends	(1,508)	—	(1,508)	(1,324)	—	(1,324)
Common stock repurchases	(5,087)	—	(5,087)	(2,694)	—	(2,694)
Acquisition of Lucasfilm	—	—	—	1,855	6	1,861
Contributions	—	608	608	—	302	302
Distributions and other	(2)	(576)	(578)	—	(513)	(513)
Ending balance	$45,520	$3,092	$48,612	$43,536	$2,371	$45,907
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the quarter and nine months ended June 28, 2014 are not necessarily indicative of the results that may be expected for the year ending September 27, 2014. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation.
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

	Quarter Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Media Networks
Cable Networks	$230	$237	$710	$609
Broadcasting	(8)	(5)	(32)	(28)
Equity in the income of investees included in segment operating income	$222	$232	$678	$581

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues (1):
Media Networks	$5,511	$5,352	$15,935	$15,410
Parks and Resorts	3,980	3,678	11,139	10,371
Studio Entertainment	1,807	1,590	5,500	4,473
Consumer Products	902	775	2,913	2,551
Interactive	266	183	937	668
	$12,466	$11,578	$36,424	$33,473
Segment operating income (loss) (1):
Media Networks	$2,296	$2,300	$5,884	$5,376
Parks and Resorts	848	689	1,976	1,649
Studio Entertainment	411	201	1,295	553
Consumer Products	273	219	977	765
Interactive	29	(58)	98	(103)
	$3,857	$3,351	$10,230	$8,240

(1) Studio Entertainment segment revenues and operating income include an allocation of Consumer Products revenues, which is meant to reflect royalties on sales of merchandise based on certain film properties. The increase to Studio Entertainment revenues and operating income and corresponding decrease to Consumer Products revenues and operating income totaled $66 million and $62 million for the quarters ended June 28, 2014 and June 29, 2013, respectively, and $187 million and $165 million for the nine months ended June 28, 2014 and June 29, 2013, respectively.
A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Segment operating income	$3,857	$3,351	$10,230	$8,240
Corporate and unallocated shared expenses	(137)	(115)	(408)	(367)
Restructuring and impairment charges	—	(60)	(67)	(121)
Other income/(expense), net	—	—	(31)	(92)
Interest income/(expense), net	(50)	(83)	61	(209)
Hulu Equity Redemption	—	—	—	(55)
Income before income taxes	$3,670	$3,093	$9,785	$7,396

3.	Acquisitions
Maker Studios
On May 7, 2014, the Company acquired Maker Studios, Inc. (Maker), a leading network of online video content on YouTube, for approximately $500 million of cash consideration, subject to certain conditions and adjustments. Maker shareholders may also receive up to $450 million of additional cash if Maker achieves certain performance targets for calendar years 2014 and 2015.  The Company has recognized a $198 million liability for the fair value of the contingent consideration (determined by a probability weighting of potential payouts). Subsequent changes in the estimated fair value, if any, will be recognized in earnings. The Company is in the process of finalizing the valuation of the assets acquired, liabilities assumed and the fair value of the contingent consideration. The majority of the purchase price has initially been allocated to goodwill, which is not deductible for tax purposes. Goodwill reflects the synergies expected from enhancing the presence of Disney's franchises and brands through the use of Maker's distribution platform, advanced technology and business intelligence capability. The revenue and net income of Maker, which are included in the Company's Condensed Consolidated Statement of Income from the closing through June 28, 2014, are not material.

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
The following table summarizes our allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over those fair values and the related deferred income tax liability was allocated to goodwill, which is not deductible for tax purposes.

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

The Company accounts for its interest in Hulu as an equity method investment.

Goodwill
The changes in the carrying amount of goodwill for the nine months ended June 28, 2014 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive	Unallocated	Total
Balance at Sept. 28, 2013	$16,071	$253	$6,591	$2,942	$1,467	$—	$27,324
Acquisitions (1)	—	—	—	—	—	572	572
Dispositions	—	—	—	—	—	—	—
Other, net (2)	45	23	53	21	(114)	—	28
Balance at June 28, 2014	$16,116	$276	$6,644	$2,963	$1,353	$572	$27,924
(1) Unallocated amount relates to Maker. The Company is in the process of determining the allocation of the goodwill from the Maker acquisition to its operating segments.
(2) Includes the reallocation of $120 million of goodwill from the Interactive segment to other operating segments as a result of restructuring the Interactive segment.
The carrying amount of goodwill at June 28, 2014 and September 28, 2013 includes accumulated impairments of $29 million at Interactive.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

4.	Dispositions and Other Income/(Expense)

There were no amounts recorded in other income/(expense) for the quarters ended June 28, 2014 and June 29, 2013. Other income/(expense) for the nine-month periods includes the following:

	Nine Months Ended
	June 28, 2014	June 29, 2013
Venezuela foreign currency loss	$(143)	$—
Gain on sale of property	77	—
Celador litigation charge	—	(321)
Gain on sale of equity interest in ESPN STAR Sports	—	219
Other (1)	35	10
Other income/(expense), net	$(31)	$(92)

(1) Includes income of $29 million representing a portion of a settlement of an affiliate contract dispute in the current year.

Venezuela foreign currency loss
The Company has operations in Venezuela, including film and television distribution and merchandise licensing and has net monetary assets denominated in Venezuelan bolivares (BsF), which primarily consist of cash. The Venezuelan government (Government) has foreign currency exchange controls, which centralize the purchase and sale of all foreign currency at an official rate determined by the Government, currently 6.3 BsF per U.S. dollar. Although the Company has historically been unable to repatriate its cash at the official rate, we translated our net monetary assets at the official rate through December 28, 2013. In January 2014, the Government announced that currency arising from certain transactions could be exchanged at an alternative rate (SICAD 1), which fluctuates based on Government-run auctions. The ability to convert currency in the SICAD 1 market is dependent on market factors and Government discretion, and the Company does not believe it can successfully convert material amounts of currency at this rate. In March 2014, the Government launched a new currency exchange market (SICAD 2), which allowed entities to submit a daily application to exchange foreign currency with financial institutions that are registered with the Venezuelan central bank. Foreign currency exchange rates under SICAD 2 fluctuate daily. The ability to convert in the SICAD 2 market is also dependent on market factors including the availability of U.S. dollars. Although a small portion of the Company's cash may be eligible to be exchanged at SICAD 1, the majority is only eligible for exchange at SICAD 2. Accordingly, as of March 29, 2014, the Company began translating its BsF denominated net monetary assets at the SICAD 2 rate resulting in a loss of $143 million in the second quarter of the current year based on the SICAD 2 rate at March 29, 2014, which was 50.9 BsF per U.S. dollar. The SICAD 2 rate on June 28, 2014 was 50.0 BsF per U.S. dollar and the Company had net monetary assets of approximately 1.2 billion BsF on June 28, 2014.

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

5.	Borrowings
During the nine months ended June 28, 2014, the Company’s borrowing activity was as follows:

	September 28, 2013	Additions	Payments	Other Activity(1)	June 28, 2014
Commercial paper borrowings	$—	$1,253	$—	$—	$1,253
U.S. medium-term notes	13,155	1,997	(1,450)	8	13,710
European medium-term notes and other foreign currency denominated borrowings	509	168	(93)	(4)	580
HKDL borrowings	275	—	(16)	(5)	254
Other	349	15	(12)	(13)	339
Total	$14,288	$3,433	$(1,571)	$(14)	$16,136

(1) Primarily market value adjustments for debt with qualifying hedges and foreign currency translation adjustments.
The Company has bank facilities with a syndicate of lenders to support commercial paper borrowings. The following is a summary of the bank facilities at June 28, 2014:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2015	$1,500	$—	$1,500
Facility expiring June 2017	2,250	—	2,250
Facility expiring March 2019	2,250	—	2,250
Total	$6,000	$—	$6,000
All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company's debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. The facilities contain only one financial covenant, relating to interest coverage, which the Company met on June 28, 2014 by a significant margin, and specifically exclude certain entities, including the International Theme Parks, from any representations, covenants, or events of default.

Interest income/(expense)
Interest and investment income and interest expense are reported net in the Condensed Consolidated Statements of Income and consist of the following (net of capitalized interest):

	Quarter Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Interest expense	$(74)	$(93)	$(222)	$(268)
Interest and investment income	24	10	283	59
Interest income/(expense), net	$(50)	$(83)	$61	$(209)

Interest and investment income includes gains and losses on the sale of available-for-sale and non-publicly traded cost method investments, investment impairments and interest earned on cash and cash equivalents and certain receivables. During the nine months ended June 28, 2014, net gains on available-for-sale and cost method investments totaled $151 million and $53 million, respectively. Gains on investments in the current quarter and prior year were not material.

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
The following tables present summarized balance sheet information for the Company as of June 28, 2014 and September 28, 2013, reflecting the impact of consolidating the International Theme Parks balance sheets.

	As of June 28, 2014
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$3,114	$976	$4,090
Other current assets	10,812	303	11,115
Total current assets	13,926	1,279	15,205
Investments/Advances	6,926	(4,068)	2,858
Parks, resorts and other property	16,966	6,047	23,013
Other assets	42,607	40	42,647
Total assets	$80,425	$3,298	$83,723

Current portion of borrowings	$3,216	$—	$3,216
Other current liabilities	9,421	714	10,135
Total current liabilities	12,637	714	13,351
Borrowings	12,666	254	12,920
Deferred income taxes and other long-term liabilities	8,664	176	8,840
Equity	46,458	2,154	48,612
Total liabilities and equity	$80,425	$3,298	$83,723

	As of September 28, 2013
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$3,325	$606	$3,931
Other current assets	9,896	282	10,178
Total current assets	13,221	888	14,109
Investments/Advances	6,415	(3,566)	2,849
Parks, resorts and other property	17,117	5,263	22,380
Other assets	41,879	24	41,903
Total assets	$78,632	$2,609	$81,241

Current portion of borrowings	$1,512	$—	$1,512
Other current liabilities	9,622	570	10,192
Total current liabilities	11,134	570	11,704
Borrowings	12,501	275	12,776
Deferred income taxes and other long-term liabilities	8,466	145	8,611
Equity	46,531	1,619	48,150
Total liabilities and equity	$78,632	$2,609	$81,241

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents summarized income statement information of the Company for the nine months ended June 28, 2014, reflecting the impact of consolidating the International Theme Parks income statements.

	Before International Theme Parks Consolidation(1)	International Theme Parks and Adjustments	Total
Revenues	$34,785	$1,639	$36,424
Cost and expenses	(25,565)	(1,715)	(27,280)
Restructuring and impairment charges	(67)	—	(67)
Other income/(expense), net	(31)	—	(31)
Interest income/(expense), net	94	(33)	61
Equity in the income of investees	625	53	678
Income before income taxes	9,841	(56)	9,785
Income taxes	(3,406)	—	(3,406)
Net income	$6,435	$(56)	$6,379

(1)
These amounts include the International Theme Parks under the equity method of accounting. As such, royalty and management fee income from these operations is included in Revenues and our share of their net income/(loss) is included in Equity in the income of investees. There were $54 million of royalties and management fees recognized for the nine months ended June 28, 2014.

The following table presents summarized cash flow statement information of the Company for the nine months ended June 28, 2014, reflecting the impact of consolidating the International Theme Parks cash flow statements.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash provided by operations	$6,446	$229	$6,675
Investments in parks, resorts and other property	(1,192)	(1,056)	(2,248)
Cash (used in)/provided by other investing activities	(636)	592	(44)
Cash (used in)/provided by financing activities	(4,698)	608	(4,090)
Impact of exchange rates on cash and cash equivalents	(131)	(3)	(134)
Change in cash and cash equivalents	(211)	370	159
Cash and cash equivalents, beginning of period	3,325	606	3,931
Cash and cash equivalents, end of period	$3,114	$976	$4,090

Disneyland Paris
The Company has provided Disneyland Paris €1.7 billion ($2.3 billion) of intercompany loans and a line of credit totaling €250 million ($340 million). The balance outstanding under the line of credit was €100 million ($136 million) at June 28, 2014.
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
In February 2014, HKDL announced a plan to build a third hotel at the resort expected to open in 2017 at a cost of approximately $550 million. In July 2014, HKSAR Legislative Council approved the financing of the hotel construction, in which the Company will provide approximately $219 million of equity contributions and HKSAR will convert an equal amount of its outstanding loan to HKDL into equity. Additionally, the Company and HKSAR will provide shareholder loans of up to approximately $149 million and $104 million, respectively. The loans will mature on dates from fiscal 2022 through fiscal 2025 and bear interest at a rate of three month HIBOR plus 2%.
Shanghai Disney Resort
In fiscal 2011, the Company and Shanghai Shendi (Group) Co., Ltd. (Shendi) received Chinese central government approval of an agreement to build and operate a Disney Resort (Shanghai Disney Resort) in the Pudong district of Shanghai for a planned investment of approximately 29 billion yuan ($4.7 billion). Shanghai Disney Resort is owned by a joint venture, in which Shendi owns 57% and the Company owns 43%. An additional joint venture, in which the Company has a 70% interest and Shendi a 30% interest, is responsible for creating, constructing and operating Shanghai Disney Resort. Construction on the project, which includes a theme park, two hotels and a retail, dining and entertainment area, began in April 2011, and the resort opening date is expected to be announced in early calendar 2015.
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

7.	Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service costs	$71	$86	$213	$258	$3	$4	$8	$13
Interest costs	121	109	365	326	16	17	49	50
Expected return on plan assets	(161)	(151)	(484)	(452)	(9)	(8)	(27)	(23)
Amortization of prior-year service costs	4	2	11	7	—	(1)	(1)	(2)
Recognized net actuarial loss/(gain)	37	105	110	313	(2)	10	(6)	30
Net periodic benefit cost	$72	$151	$215	$452	$8	$22	$23	$68
During the nine months ended June 28, 2014, the Company made contributions to its pension and postretirement medical plans totaling $263 million. The Company does not anticipate making any material contributions to its pension and postretirement medical plans during the remainder of fiscal 2014. Final minimum pension plan funding requirements for fiscal 2014 will be determined based on our January 1, 2014 funding actuarial valuation, which will be available by the end of the fourth quarter of fiscal 2014.

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

	Quarter Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,732	1,802	1,748	1,794
Weighted average dilutive impact of Awards	16	19	19	22
Weighted average number of common and common equivalent shares outstanding (diluted)	1,748	1,821	1,767	1,816
Awards excluded from diluted earnings per share	6	—	7	3

9.	Equity
On December 4, 2013, the Company declared a $0.86 per share dividend ($1.5 billion) related to fiscal 2013 for shareholders of record on December 16, 2013, which was paid on January 16, 2014. The Company paid a $0.75 per share dividend ($1.3 billion) during the first quarter of fiscal 2013 related to fiscal 2012.
During the nine months ended June 28, 2014, the Company repurchased 68 million shares of its common stock for $5.1 billion. As of June 28, 2014, the Company had remaining authorization in place to repurchase 93 million additional shares. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts, net of 37% estimated tax:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
	Investments, net	Cash Flow Hedges
Balance at March 29, 2014	$40	$50	$(1,207)	$(89)	$(1,206)
Quarter Ended June 28, 2014:
Unrealized gains (losses) arising during the period	29	(24)	—	19	24
Reclassifications of net (gains) losses to net income	(1)	(10)	24	—	13
Balance at June 28, 2014	$68	$16	$(1,183)	$(70)	$(1,169)

Balance at March 30, 2013	$25	$118	$(3,094)	$(17)	$(2,968)
Quarter Ended June 29, 2013:
Unrealized gains (losses) arising during the period	43	60	—	(69)	34
Reclassifications of net (gains) losses to net income	—	(25)	75	—	50
Balance at June 29, 2013	$68	$153	$(3,019)	$(86)	$(2,884)

Balance at September 28, 2013	$95	$83	$(1,271)	$(94)	$(1,187)
Nine Months Ended June 28, 2014:
Unrealized gains (losses) arising during the period	69	(26)	15	24	82
Reclassifications of net (gains) losses to net income	(96)	(41)	73	—	(64)
Balance at June 28, 2014	$68	$16	$(1,183)	$(70)	$(1,169)

Balance at September 29, 2012	$3	$(52)	$(3,234)	$17	$(3,266)
Nine Months Ended June 29, 2013:
Unrealized gains (losses) arising during the period	72	245	(6)	(109)	202
Reclassifications of net (gains) losses to net income	(7)	(40)	221	6	180
Balance at June 29, 2013	$68	$153	$(3,019)	$(86)	$(2,884)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended		Nine Months Ended
		June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Investments, net	Interest income/(expense), net	$2	$—	$153	$11
Estimated tax	Income taxes	(1)	—	(57)	(4)
		1	—	96	7

Cash flow hedges	Primarily revenue	16	40	65	64
Estimated tax	Income taxes	(6)	(15)	(24)	(24)
		10	25	41	40

Pension and postretirement medical expense	Primarily included in the computation of net periodic benefit cost (see Note 7)	(38)	(119)	(116)	(350)
Estimated tax	Income taxes	14	44	43	129
		(24)	(75)	(73)	(221)

Foreign currency translation and other	Other income/(expense), net	—	—	—	(10)
Estimated tax	Income taxes	—	—	—	4
		—	—	—	(6)

Total reclassifications for the period		$(13)	$(50)	$64	$(180)
At June 28, 2014, the Company held available-for-sale investments in net unrecognized gain positions totaling $66 million and no investments in significant unrecognized loss positions. At September 28, 2013, the Company held available-for-sale investments in net unrecognized gain positions totaling $156 million and no investments in significant unrecognized loss positions.

10.	Equity-Based Compensation
Compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Stock options/rights (1)	$25	$25	$76	$78
RSUs	77	76	237	236
Total equity-based compensation expense (2)	$102	$101	$313	$314
Equity-based compensation expense capitalized during the period	$10	$14	$39	$43

(1)	Includes stock appreciation rights.

(2)
Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs. During the quarter and nine months ended June 28, 2014, amortization of previously capitalized equity-based compensation totaled $10 million and $37 million, respectively. During the quarter and nine months ended June 29, 2013, amortization of previously capitalized equity-based compensation totaled $14 million and $51 million, respectively.

Unrecognized compensation cost related to unvested stock options/rights and RSUs totaled approximately $184 million and $569 million, respectively, as of June 28, 2014.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The weighted average grant date fair values of options issued during the nine months ended June 28, 2014 and June 29, 2013 were $19.21 and $12.38, respectively.
During the nine months ended June 28, 2014, the Company made equity compensation grants consisting of 5.7 million stock options and 5.1 million RSUs, of which 0.3 million RSUs included market and/or performance conditions.

11.	Commitments and Contingencies
Legal Matters
Beef Products, Inc. v. American Broadcasting Companies, Inc. On September 13, 2012, plaintiffs filed an action in South Dakota state court against certain subsidiaries and employees of the Company and others, asserting claims for defamation arising from alleged false statements and implications, statutory and common law product disparagement, and tortious interference with existing and prospective business relationships. The claims arise out of ABC News reports published in March and April 2012 that discussed the subject of labeling requirements for production processes related to a product one plaintiff produces that is added to ground beef before sale to consumers. Plaintiffs seek actual and consequential damages in excess of $400 million, statutory damages (including treble damages) pursuant to South Dakota's Agricultural Food Products Disparagement Act, and punitive damages. On July 9, 2013, the Company moved in state court to dismiss all claims and on March 27, 2014, the state court dismissed certain common law disparagement counts as preempted by South Dakota’s produce disparagement statute, but denied the motion on the remaining claims. On April 23, 2014, the Company petitioned the South Dakota Supreme Court to allow a discretionary appeal seeking reversal of the state court's order permitting the remaining common law disparagement claims to proceed and also seeking reversal of its decision to allow certain claims to proceed as defamation claims. On May 22, 2014, the South Dakota Supreme Court denied the Company’s petition. On May 23, 2014, the Company answered the Complaint. At this time, the Company is not able to predict the ultimate outcome of this matter, nor can it estimate the range of possible loss.
The Company, together with, in some instances, certain of its directors and officers, is a defendant or codefendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses.
Management does not believe that the Company has incurred a probable, material loss by reason of any of the above actions.
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of June 28, 2014, the remaining debt service obligation guaranteed by the Company was $339 million, of which $72 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of television program rights within the Media Networks segment and vacation ownership units within the Parks and Resorts segment. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.8 billion as of June 28, 2014. The activity in the current period related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 5%, was approximately $0.7 billion as of June 28, 2014. The activity in the current period related to the allowance for credit losses was not material.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

 Income Taxes
During the nine months ended June 28, 2014, the Company decreased its gross unrecognized tax benefits by $365 million to $755 million with a resulting $19 million reduction to income tax expense.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters.  These resolutions would reduce our unrecognized tax benefits by approximately $58 million, of which $42 million would reduce our income tax expense and effective tax rate if recognized.

12. Fair Value Measurements
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and is classified in one of the following three categories:
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

	Fair Value Measurement at June 28, 2014
	Level 1	Level 2	Level 3	Total
Assets
Investments	$108	$—	$—	$108
Derivatives
Interest rate	—	144	—	144
Foreign exchange	—	218	—	218
Liabilities
Derivatives
Interest rate	—	(75)	—	(75)
Foreign exchange	—	(248)	—	(248)
Other	—	—	(198)	(198)
Total recorded at fair value	$108	$39	$(198)	$(51)
Fair value of borrowings	$—	$15,620	$966	$16,586

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
The fair value of the Level 3 other liabilities represents the fair value of the contingent consideration for Maker and is determined by a probability weighting of potential payouts.
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
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of June 28, 2014
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$95	$97	$(98)	$(43)
Interest rate	—	144	(75)	—
Derivatives not designated as hedges
Foreign exchange	26	—	(67)	(40)
Gross fair value of derivatives	121	241	(240)	(83)
Counterparty netting	(112)	(60)	145	27
Cash collateral (received)/posted	—	(136)	25	28
	$9	$45	$(70)	$(28)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	As of September 28, 2013
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$146	$106	$(68)	$(24)
Interest rate	—	170	(94)	—
Derivatives not designated as hedges
Foreign exchange	15	—	(82)	(27)
Gross fair value of derivatives	161	276	(244)	(51)
Counterparty netting	(137)	(34)	143	28
Cash collateral (received)/posted	(13)	(157)	36	18
	$11	$85	$(65)	$(5)

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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. At June 28, 2014 and September 28, 2013, the total notional amount of the Company’s pay-floating interest rate swaps was $6.8 billion and $5.6 billion, respectively. The following table summarizes adjustments related to fair value hedges included in "Interest income/(expense), net" in the Condensed Consolidated Statements of Income.

	Quarter Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Gain (loss) on interest rate swaps	$7	$(114)	$(9)	$(178)
Gain (loss) on hedged borrowings	(7)	114	9	178
In addition, during the quarter and nine months ended June 28, 2014, the Company realized net benefits of $23 million and $67 million, respectively, in net interest expense related to the pay-floating interest rate swaps. During the quarter and nine months ended June 29, 2013, the Company realized net benefits of $20 million and $58 million, respectively, in net interest expense related to the pay-floating interest rate swaps.
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at June 28, 2014 or at September 28, 2013 and gains and losses related to pay-fixed swaps recognized in earnings for the nine months ended June 28, 2014 and June 29, 2013 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of June 28, 2014 and September 28, 2013, the notional amounts of the Company’s net foreign exchange cash flow hedges were $5.5 billion and $4.3 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the nine months ended June 28, 2014 and June 29, 2013 were not material. Net deferred losses recorded in AOCI for contracts that will mature in the next twelve months is not material.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at June 28, 2014 and September 28, 2013 were $4.9 billion and $4.3 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the offsetting net foreign exchange gains or losses on the related foreign exchange contracts for the quarters and nine months ended June 28, 2014 and June 29, 2013 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income.

	Costs and Expenses				Interest Income/(Expense), net
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net gains (losses) on foreign currency denominated assets and liabilities	$(1)	$(15)	$3	$(122)	$(10)	$39	$8	$192
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(13)	(3)	(57)	91	10	(36)	(11)	(187)
Net gains (losses)	$(14)	$(18)	$(54)	$(31)	$—	$3	$(3)	$5
In addition to the amounts in this table, the Company recorded a $143 million foreign currency translation loss on net monetary assets denominated in Venezuelan BsF in the second quarter of fiscal 2014 that is reported in "Other income/(expense), net" (see Note 4 to the Condensed Consolidated Financial Statements).
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The fair value of the commodity hedging contracts at June 28, 2014 and September 28, 2013 were not material. The related gains or losses recognized in earnings were not material for the nine months ended June 28, 2014 and June 29, 2013.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain commodity swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The fair value of these contracts at June 28, 2014 and September 28, 2013 were not material. The related gains or losses recognized in earnings were not material for the nine months ended June 28, 2014 and June 29, 2013.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty's credit rating. If the Company’s or the counterparty's credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $151 million and $124 million on June 28, 2014 and September 28, 2013, respectively.

14. Restructuring and Impairment Charges
The Company recorded $67 million of restructuring and impairment charges in the current nine-month period driven by severance and contract termination costs related to organizational and cost structure initiatives across various of our businesses. There were no net restructuring and impairment charges recorded in the current quarter. The Company recorded $60 million and $121 million of restructuring charges in the prior-year quarter and nine-month period, respectively, for severance, contract termination costs and asset impairments.

15. New Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board issued guidance that replaces the existing accounting standards for revenue recognition. The guidance requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. The standard is effective beginning the first quarter of the Company’s 2018 fiscal year (with early adoption not permitted) and may be adopted either by restating all years presented in the Company's financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of fiscal 2018. The Company is assessing the potential impact this guidance will have on its financial statements.

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
Overview
Seasonality
Business Segment Results
Other Financial Information
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
OVERVIEW
Our summary consolidated results are presented below:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions, except per share data)	June 28, 2014	June 29, 2013	Better/ (Worse)	June 28, 2014	June 29, 2013	Better/ (Worse)
Revenues	$12,466	$11,578	8%	$36,424	$33,473	9%
Costs and expenses	(8,968)	(8,574)	(5)%	(27,280)	(26,182)	(4)%
Restructuring and impairment charges	—	(60)	nm	(67)	(121)	45%
Other income/(expense), net	—	—	nm	(31)	(92)	66%
Interest income/(expense), net	(50)	(83)	40%	61	(209)	nm
Equity in the income of investees	222	232	(4)%	678	527	29%
Income before income taxes	3,670	3,093	19%	9,785	7,396	32%
Income taxes	(1,251)	(1,059)	(18)%	(3,406)	(2,303)	(48)%
Net income	2,419	2,034	19%	6,379	5,093	25%
Less: Net income attributable to noncontrolling interests	(174)	(187)	7%	(377)	(351)	(7)%
Net income attributable to Disney	$2,245	$1,847	22%	$6,002	$4,742	27%
Diluted earnings per share attributable to Disney	$1.28	$1.01	27%	$3.40	$2.61	30%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Quarter Results
Diluted earnings per share (EPS) for the quarter increased 27% from $1.01 to $1.28 driven by higher segment operating results and a decrease in the weighted average shares outstanding as a result of our share repurchase program. The increase in segment operating income was led by Studio Entertainment, which was driven by the strong worldwide home entertainment performance of Frozen. Growth at Parks and Resorts was due to higher average guest spending and attendance at the domestic parks and resorts, partially offset by higher costs driven by the ongoing rollout of MyMagic+. The increase at Interactive was driven by the continued success of Disney Infinity, which was released in the fourth quarter of the prior year, and an increase in mobile game sales. Higher operating income at Consumer Products was due to growth in our retail and merchandise licensing businesses, both of which included strong performance from Frozen merchandise. Operating income at Media Networks was relatively flat as higher contractual rates for fees from Multi-channel Video Distributors (MVPDs) (Affiliate Fees) and higher advertising revenue were offset by an increase in sports programming and production costs and a decrease in recognition of previously deferred revenues as a result of changes in contractual provisions.
In the prior-year quarter, the Company recorded $60 million ($38 million after tax) of restructuring charges primarily for severance, contract settlement and impairment charges at our Media Networks and Consumer Products segments, which had a negative impact of $0.02 on the prior-year quarter EPS.
Nine-Month Results
Diluted EPS for the nine-month period increased 30% from $2.61 to $3.40 due to improved operating performance at all of our operating segments led by Studio Entertainment and Media Networks, investment gains and a decrease in the weighted average shares outstanding as a result of our share repurchase program. Results were also impacted by certain items discussed below. Studio Entertainment results reflected strong home entertainment and theatrical performance driven by Frozen. Operating income growth at Media Networks was due to higher affiliate fees at ESPN, the domestic Disney Channel and Broadcasting and higher advertising revenue at ESPN, partially offset by an increase in programming and production costs at ESPN. Parks and Resorts growth was due to higher average guest spending, attendance and occupancy at the domestic parks and resorts, partially offset by higher costs driven by MyMagic+. The increase at Consumer Products was due to higher merchandise licensing revenue due to the strength of Disney Channel properties, a full period of Lucasfilm and higher sales at our retail business. Interactive growth was primarily due to the success of Disney Infinity.
Diluted EPS for the current nine-month period was also impacted by the following:

•	A Venezuelan foreign currency loss of $143 million

•	Restructuring and impairment charges totaling $67 million

•	A $77 million gain on the sale of property

•	Income of $29 million representing a portion of a settlement of an affiliate contract dispute
Diluted EPS for the prior-year nine-month period was impacted by following:

•	A $321 million charge related to the Celador litigation

•	Restructuring charges totaling $121 million

•	A $55 million charge for our share of expense at our Hulu joint venture related to an equity redemption transaction (Hulu Equity Redemption)

•
Favorable tax adjustments totaling $166 million related to pre-tax earnings of prior years and an increase in the amount of prior-year foreign earnings considered to be indefinitely reinvested outside of the United States

•	A $219 million gain on the sale of our 50% interest in ESPN STAR Sports (ESS)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

A summary of the impact of these items on EPS for the nine months is as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)	After-Tax Income/(Loss)	EPS Favorable/(Adverse) (1)
Nine Months Ended June 28, 2014:
Venezuela foreign currency translation loss(2)	$(143)	$53	$(90)	$(0.05)
Restructuring and impairment charges	(67)	21	(46)	(0.03)
Gain on sale of property(2)	77	(28)	49	0.03
Settlement income(2)	29	(11)	18	0.01
Other(2)	6	(2)	4	—
Total current nine-month period	$(98)	$33	$(65)	$(0.03)

Nine Months Ended June 29, 2013:
Celador litigation charge(2)	$(321)	$119	$(202)	$(0.11)
Restructuring charges	(121)	44	(77)	(0.04)
Hulu Equity Redemption (3)	(55)	20	(35)	(0.02)
Favorable tax adjustments related to pre-tax earnings in prior years	—	166	166	0.10
Gain on sale of interest in ESS(2)	219	(64)	155	0.07
Other(2)	10	(3)	7	—
Total prior-year nine-month period	$(268)	$282	$14	$(0.01)

(1)	EPS is net of the noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.

(2)	Recorded in "Other income/(expense), net" in the Condensed Consolidated Statements of Income.

(3)	See Note 3 of the Condensed Consolidated Financial Statements for discussion of the Hulu Equity Redemption Charge.

SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the nine months ended June 28, 2014 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 28, 2014	June 29, 2013	Better/ (Worse)	June 28, 2014	June 29, 2013	Better/ (Worse)
Revenues:
Media Networks	$5,511	$5,352	3%	$15,935	$15,410	3%
Parks and Resorts	3,980	3,678	8%	11,139	10,371	7%
Studio Entertainment	1,807	1,590	14%	5,500	4,473	23%
Consumer Products	902	775	16%	2,913	2,551	14%
Interactive	266	183	45%	937	668	40%
	$12,466	$11,578	8%	$36,424	$33,473	9%
Segment operating income (loss):
Media Networks	$2,296	$2,300	—%	$5,884	$5,376	9%
Parks and Resorts	848	689	23%	1,976	1,649	20%
Studio Entertainment	411	201	>100%	1,295	553	>100%
Consumer Products	273	219	25%	977	765	28%
Interactive	29	(58)	nm	98	(103)	nm
	$3,857	$3,351	15%	$10,230	$8,240	24%

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 28, 2014	June 29, 2013	Better/ (Worse)	June 28, 2014	June 29, 2013	Better/ (Worse)
Segment operating income	$3,857	$3,351	15%	$10,230	$8,240	24%
Corporate and unallocated shared expenses	(137)	(115)	(19)%	(408)	(367)	(11)%
Restructuring and impairment charges	—	(60)	nm	(67)	(121)	45%
Other income/(expense), net	—	—	nm	(31)	(92)	66%
Interest income/(expense), net	(50)	(83)	40%	61	(209)	nm
Hulu Equity Redemption	—	—	nm	—	(55)	nm
Income before income taxes	$3,670	$3,093	19%	$9,785	$7,396	32%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation expense is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 28, 2014	June 29, 2013	Better/ (Worse)	June 28, 2014	June 29, 2013	Better/ (Worse)
Media Networks
Cable Networks	$33	$37	11%	$101	$105	4%
Broadcasting	23	25	8%	70	74	5%
Total Media Networks	56	62	10%	171	179	4%
Parks and Resorts
Domestic	271	260	(4)%	832	781	(7)%
International	86	81	(6)%	259	242	(7)%
Total Parks and Resorts	357	341	(5)%	1,091	1,023	(7)%
Studio Entertainment	12	15	20%	37	39	5%
Consumer Products	14	15	7%	47	43	(9)%
Interactive	3	3	—%	7	13	46%
Corporate	61	53	(15)%	177	161	(10)%
Total depreciation expense	$503	$489	(3)%	$1,530	$1,458	(5)%

Amortization of intangible assets is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 28, 2014	June 29, 2013	Better/ (Worse)	June 28, 2014	June 29, 2013	Better/ (Worse)
Media Networks	$3	$4	25%	$8	$11	27%
Parks and Resorts	1	—	nm	2	1	(100)%
Studio Entertainment	19	45	58%	67	79	15%
Consumer Products	28	24	(17)%	82	65	(26)%
Interactive	3	7	57%	9	19	53%
Total amortization of intangible assets	$54	$80	33%	$168	$175	4%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	June 28, 2014	June 29, 2013	Better/ (Worse)
Revenues
Affiliate Fees	$2,845	$2,810	1%
Advertising	2,142	2,037	5%
Other	524	505	4%
Total revenues	5,511	5,352	3%
Operating expenses	(2,733)	(2,564)	(7)%
Selling, general, administrative and other	(645)	(654)	1%
Depreciation and amortization	(59)	(66)	11%
Equity in the income of investees	222	232	(4)%
Operating Income	$2,296	$2,300	—%
Revenues
The 1% increase in Affiliate Fee revenue was primarily due to increases of 6% from higher contractual rates, partially offset by decreases of 3% from lower recognition of previously deferred revenue at ESPN as a result of changes in contractual provisions related to annual programming commitments and 2% due to the sale of our ESPN UK business in the fourth quarter of the prior year. During the quarter, ESPN recognized $176 million of previously deferred revenue compared to $274 million in the prior-year quarter.
The 5% increase in advertising revenues was due to increases of $86 million at Cable Networks, from $1,001 million to $1,087 million, and $19 million at Broadcasting, from $1,036 million to $1,055 million. The increase at Cable Networks was driven by a 6% increase from higher rates and a 3% increase from more units sold, partially offset by a 1% decrease due to lower ratings. The increase at Broadcasting reflected a 4% increase from higher primetime and news ratings and a 1% increase due to higher primetime rates, partially offset by a 4% decrease due to fewer units sold.
The increase in other revenue was driven by higher program sales led by Devious Maids and Marvel's Agents of S.H.I.E.L.D., partially offset by lower sales of Army Wives.
Costs and Expenses
Operating expenses include programming and production costs, which increased $162 million from $2,178 million to $2,340 million. At Cable Networks, programming and production costs increased $166 million due to an increase at ESPN, partially offset by a decrease at ABC Family due to the timing of airing of original scripted programming. The increase at ESPN was driven by contractual rate increases for Major League Baseball and the addition of FIFA World Cup soccer, partially offset by a decrease as a result of the sale of ESPN UK and the absence of X Games events in the current quarter. At Broadcasting, programming and production costs decreased $4 million, which benefited from a lower average expense amortization rate on program sales, partially offset by a contractual rate increase for Modern Family.
Selling, general, administrative and other costs decreased $9 million from $654 million to $645 million due to lower pension costs.
Equity in the Income of Investees
Income from equity investees decreased $10 million from $232 million to $222 million driven by a decrease at A&E Television Network (AETN) due to higher programming and marketing costs, partially offset by higher affiliate and advertising revenue.
 Segment Operating Income
Segment operating income was essentially flat, as an increase at the ABC Television Network, higher income from program sales and an increase at ABC Family were offset by a decrease at ESPN.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	June 28, 2014	June 29, 2013	Better/ (Worse)
Revenues
Cable Networks	$3,942	$3,884	1%
Broadcasting	1,569	1,468	7%
	$5,511	$5,352	3%
Segment operating income
Cable Networks	$1,942	$2,087	(7)%
Broadcasting	354	213	66%
	$2,296	$2,300	—%
Restructuring and impairment charges
The Company recorded restructuring charges of $33 million related to Media Networks in the prior-year quarter for severance and contract settlement costs as a result of organizational and cost structure initiatives. These charges were reported in "Restructuring and impairment charges" in the Condensed Consolidated Statements of Income.

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change
(in millions)	June 28, 2014	June 29, 2013	Better/ (Worse)
Revenues
Domestic	$3,290	$2,995	10%
International	690	683	1%
Total revenues	3,980	3,678	8%
Operating expenses	(2,274)	(2,154)	(6)%
Selling, general, administrative and other	(500)	(494)	(1)%
Depreciation and amortization	(358)	(341)	(5)%
Operating Income	$848	$689	23%
Revenues
Parks and Resorts revenues increased 8%, or $302 million, to $4.0 billion due to an increase of $295 million at our domestic operations and an increase of $7 million at our international operations. Results at both our domestic and international operations include a favorable impact due to a shift in the timing of the Easter holiday relative to our fiscal periods.
Revenue growth of 10% at our domestic operations reflected a 7% increase from higher average guest spending and a 2% increase from higher volumes. Guest spending growth was primarily due to higher average ticket prices for admissions at our theme parks and for sailings at our cruise line and increased food, beverage and merchandise spending. Higher volumes were due to attendance growth at our theme parks and higher occupied room nights at Walt Disney World Resort.
Revenue growth of 1% at our international operations reflected a 4% increase from higher average guest spending and a 2% increase due to the impact of foreign currency translation, partially offset by a 3% decrease from lower volumes and a 2% decrease due to lower Disneyland Paris special event revenue. Guest spending growth was due to higher average ticket prices and increased merchandise, food and beverage spending. Lower volumes were due to decreases in attendance and occupied room nights.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Parks
Increase/(decrease)
Attendance	3%	3%	(4)%	(2)%	1%	2%
Per Capita Guest Spending	8%	7%	9%	—%	9%	6%
Hotels (1)
Occupancy	82%	79%	83%	85%	82%	80%
Available Room Nights (in thousands)	2,620	2,653	615	615	3,235	3,268
Per Room Guest Spending	$298	$279	$330	$325	$304	$288

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending and per room guest spending are stated at prior-year foreign exchange rates to remove the impact of foreign currency translation. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.37, $1.31 and $1.29 for the quarters ended June 28, 2014, June 29, 2013 and June 30, 2012, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased $26 million from $1,048 million to $1,074 million and cost of sales, which increased $14 million from $342 million to $356 million. The increase in operating labor was primarily due to inflation, higher volumes and new guest offerings, principally MyMagic+, partially offset by lower pension and postretirement medical costs. The increase in cost of sales was due to higher volumes and inflation. Other operating expenses, which include costs associated with investments in system infrastructure, maintenance, utilities and property taxes, also increased primarily due to the continued roll out of MyMagic+.
Selling, general, administrative and other costs were relatively flat compared to the prior-year quarter, as higher marketing and sales costs and higher pre-opening costs at Shanghai Disney Resort were largely offset by the absence of development costs for MyMagic+. In the current quarter, costs for MyMagic+ are included in operating expenses as MyMagic + has been made available to guests. Higher marketing and sales costs included marketing for new guest offerings.
The increase in depreciation and amortization was due to MyMagic+.
Segment Operating Income
Segment operating income increased 23%, or $159 million, to $848 million due to growth at our domestic operations, partially offset by a decrease at Disneyland Paris.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	June 28, 2014	June 29, 2013	Better/ (Worse)
Revenues
Theatrical distribution	$753	$761	(1)%
Home entertainment	398	273	46%
TV/SVOD distribution and other	656	556	18%
Total revenues	1,807	1,590	14%
Operating expenses	(824)	(767)	(7)%
Selling, general, administrative and other	(541)	(562)	4%
Depreciation and amortization	(31)	(60)	48%
Operating Income	$411	$201	>100%
Revenues
Theatrical distribution revenue remained relatively flat reflecting the worldwide performance of Marvel's Captain America 2: The Winter Soldier and Maleficent as well as the international performance of Frozen in the current quarter compared to the worldwide performance of Marvel's Iron Man 3 and Monsters University in the prior-year quarter.
Higher home entertainment revenue reflected a 30% increase from higher average net effective pricing and a 19% increase from higher unit sales. Higher pricing was driven by the current quarter sales mix of new releases, which have a higher relative sales price compared to catalog titles, reflecting the success of Frozen. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns. Increased unit sales reflected the performance of Frozen in the current quarter compared to Oz The Great And Powerful and Wreck-It Ralph in the prior-year quarter.
The increase in television and subscription video on demand (TV/SVOD) distribution and other revenue reflected an increase of 24% from other revenues, partially offset by a decrease of 6% from lower TV/SVOD revenue. Higher other revenues reflected an increase at Lucasfilm's special effects business, higher stage play revenues due to more productions in the current-year quarter and higher music distribution revenues reflecting the success of the Frozen soundtrack. The decrease in TV/SVOD revenue was primarily due to lower domestic TV/SVOD sales reflecting a sale of library titles in the prior-year quarter.
Costs and Expenses
Operating expenses include a decrease of $14 million in film cost amortization from $484 million to $470 million driven by a lower amortization rate for Frozen compared to titles in the prior-year quarter, partially offset by the impact of higher revenue. Operating expenses also include cost of goods sold and distribution costs, which increased $71 million from $283 million to $354 million. The increase in costs of goods sold and distribution costs was driven by higher revenues from Lucasfilm's special effects business and an increase in stage play costs due to more productions. Home entertainment costs of goods sold and distribution costs were comparable to the prior-year quarter as lower average per unit costs, which included the benefit of cost savings initiatives, were offset by an increase due to higher units sold.
Selling, general, administrative and other costs decreased $21 million from $562 million to $541 million driven by lower international theatrical marketing expenses primarily due to lower spend on future releases.
Depreciation and amortization decreased by $29 million due to higher amortization of intangible assets in the prior year.
Segment Operating Income
Segment operating income increased $210 million to $411 million due to increases in home entertainment and theatrical distribution driven by the performance of Frozen.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Consumer Products
Operating results for the Consumer Products segment are as follows:

	Quarter Ended		% Change
(in millions)	June 28, 2014	June 29, 2013	Better/ (Worse)
Revenues
Licensing and publishing	$586	$525	12%
Retail and other	316	250	26%
Total revenues	902	775	16%
Operating expenses	(398)	(343)	(16)%
Selling, general, administrative and other	(189)	(174)	(9)%
Depreciation and amortization	(42)	(39)	(8)%
Operating Income	$273	$219	25%
Revenues
The 12% increase in licensing and publishing revenue was from our licensing business driven by the performance of merchandise based on Frozen, Disney Channel properties, Spider-Man and Planes, partially offset by lower performance of Monsters University merchandise. Licensing also benefited from lower acquisition accounting impacts, which reduced revenue recognition in the prior-year quarter.
The 26% increase in retail and other revenue was from our retail business, which was driven by comparable store sales growth in all of our key markets. Retail revenue growth also benefited from higher online sales in North America and Europe and a new wholesale distribution business in North America.
Costs and Expenses
Operating expenses include an increase of $15 million in cost of goods sold, from $122 million to $137 million, due to higher sales at our retail business. Operating expenses also include labor, distribution and occupancy costs, which increased due to higher third-party royalty expense at our merchandise licensing business and higher labor costs at our retail business.
Selling, general, administrative and other costs increased $15 million from $174 million to $189 million reflecting higher technology development costs.
Segment Operating Income
Segment operating income increased 25% to $273 million due to increases at our retail and merchandise licensing businesses.
Restructuring and impairment charges
The Company recorded restructuring charges of $18 million related to Consumer Products in the prior-year quarter for severance and leasehold improvement impairment costs related to organizational and cost structure initiatives. These charges were reported in "Restructuring and impairment charges" in the Condensed Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Interactive
Operating results for the Interactive segment are as follows:

	Quarter Ended (1)		% Change
(in millions)	June 28, 2014	June 29, 2013	Better/ (Worse)
Revenues
Games	$204	$125	63%
Other content	62	58	7%
Total revenues	266	183	45%
Operating expenses	(135)	(131)	(3)%
Selling, general, administrative and other	(96)	(100)	4%
Depreciation and amortization	(6)	(10)	40%
Operating Income (Loss)	$29	$(58)	nm
(1) Certain revenue was reclassified in the prior-year quarter to conform with the current quarter presentation. The principal change was to reclassify revenue from our Japan mobile business that relates to games from Other content to Games.
Revenues
Games revenues grew $79 million from $125 million to $204 million due to increases of 45% from sales of console games and 28% from social/mobile games revenue. The increase in sales of console games was due to the continued success of Disney Infinity compared to no new releases in the prior-year quarter and higher licensing revenues reflecting the performance of Lego Marvel Super Heroes and Amazing Spider-Man 2. The increase in social/mobile games revenue was due to the performance of Frozen Free Fall and Tsum Tsum.
Higher revenue from other content was due to higher licensing fees from our mobile phone business in Japan.
Costs and Expenses
Operating expenses reflected a $24 million increase in cost of sales from $48 million to $72 million, partially offset by a $20 million decrease in product development from $83 million to $63 million. The increase in cost of sales was due to Disney Infinity and Frozen Free Fall sales volume. Lower product development costs reflected fewer self-published titles in development and the benefit of restructuring activities.
Selling, general, administrative and other costs decreased $4 million from $100 million to $96 million, which reflects the benefit of restructuring activities.
The decrease in depreciation and amortization was primarily due to lower amortization of intangible assets at our games business.
Segment Operating Income (Loss)
Segment operating results improved from a loss of $58 million to income of $29 million due to growth in our games business, lower product development costs and an increase in our mobile phone business in Japan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

BUSINESS SEGMENT RESULTS - Nine Month Results

Media Networks
Operating results for the Media Networks segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 28, 2014	June 29, 2013	Better/ (Worse)
Revenues
Affiliate Fees	$7,900	$7,512	5%
Advertising	6,279	6,185	2%
Other	1,756	1,713	3%
Total revenues	15,935	15,410	3%
Operating expenses	(8,693)	(8,424)	(3)%
Selling, general, administrative and other	(1,857)	(2,001)	7%
Depreciation and amortization	(179)	(190)	6%
Equity in the income of investees	678	581	17%
Operating Income	$5,884	$5,376	9%
Revenues
The 5% increase in Affiliate Fee revenue was due to an increase of 8% from higher contractual rates, partially offset by a decrease of 2% due to the sale of our ESPN UK business in the fourth quarter of the prior year.
The 2% increase in advertising revenues was due to an increase of $134 million at Cable Networks, from $3,042 million to $3,176 million, partially offset by a decrease of $40 million at Broadcasting, from $3,143 million to $3,103 million. The increase at Cable Networks was due to a 6% increase from higher rates and a 2% increase from more units sold, partially offset by a 2% decrease from lower ratings. The decrease in advertising revenues at Broadcasting was due to a 3% decrease from lower units sold, a 1% decrease due to lower owned television stations revenue and a 1% decrease from lower Network ratings, partially offset by a 3% increase from higher Network rates.
Other revenue increased $43 million from $1,713 million to $1,756 million driven by a Lucasfilm SVOD sale.
Costs and Expenses
Operating expenses include programming and production costs, which increased $271 million from $7,266 million to $7,537 million. At Cable Networks, programming and production costs increased $179 million due to contractual rate increases for sports rights, the addition of FIFA World Cup soccer and an increase at the worldwide Disney Channels driven by more episodes of original programming and a new channel in Europe. These increases were partially offset by lower costs as a result of the sale of our ESPN UK business. At Broadcasting, programming and production costs increased $92 million driven by a contractual rate increase for Modern Family and higher program write-offs.
Selling, general, administrative and other costs decreased $144 million from $2,001 million to $1,857 million driven by lower labor and marketing costs. Lower labor costs were driven by lower pension costs. Marketing costs declined at the ABC Television Network and ESPN, partially offset by an increase at the international Disney Channel driven by a new channel in Europe. The decrease at ESPN was due to the absence of costs related to the ESPN UK business.
Equity in the Income of Investees
Income from equity investees increased $97 million from $581 million to $678 million primarily due to an increase at AETN driven by higher advertising and affiliate revenues. Additionally, in the first quarter of the prior year, the Company recognized an equity loss from its investment in ESS. The Company sold its interest in ESS during the first quarter of the prior year and, accordingly, the current year nine-month period includes no equity income or loss from ESS.
 Segment Operating Income
Segment operating income increased 9%, or $508 million, to $5,884 million due to increases at ESPN, AETN, the ABC Television Network, ABC Family and the domestic Disney Channels, partially offset by a decrease at international Disney Channels.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Nine Months Ended		% Change
(in millions)	June 28, 2014	June 29, 2013	Better/ (Worse)
Revenues
Cable Networks	$11,334	$10,880	4%
Broadcasting	4,601	4,530	2%
	$15,935	$15,410	3%
Segment operating income
Cable Networks	$5,193	$4,763	9%
Broadcasting	691	613	13%
	$5,884	$5,376	9%
Restructuring and impairment charges and Other income/(expense), net
The Company recorded restructuring and impairment charges of $15 million and $36 million related to Media Networks in the current and prior-year nine-month periods, respectively. The current nine-month period charges were due to an investment impairment and contract termination costs and the prior-year nine-month period charges were for severance and contract settlement costs. These charges were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income. The Company recorded a $100 million loss related to Cable Networks in the current nine-month period resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in "Other income/(expense), net" in the Condensed Consolidated Statements of Income.

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 28, 2014	June 29, 2013	Better/ (Worse)
Revenues
Domestic	$9,202	$8,486	8%
International	1,937	1,885	3%
Total revenues	11,139	10,371	7%
Operating expenses	(6,674)	(6,276)	(6)%
Selling, general, administrative and other	(1,396)	(1,422)	2%
Depreciation and amortization	(1,093)	(1,024)	(7)%
Operating Income	$1,976	$1,649	20%
Revenues
Parks and Resorts revenues increased 7%, or $768 million, to $11.1 billion due to an increase of $716 million at our domestic operations and an increase of $52 million at our international operations.
Revenue growth of 8% at our domestic operations reflected increases of 5% from higher average guest spending and 2% from higher volumes. The increase in guest spending was due to higher average ticket prices for admissions at our theme parks and for sailings at our cruise line and increased food, beverage and merchandise spending. Higher volumes were due to attendance growth and higher occupied room nights.
Revenue growth of 3% at our international operations reflected a 4% increase from higher average guest spending and a 2% increase from foreign currency translation, partially offset by a 2% decrease from lower volumes. Guest spending growth was due to higher average ticket prices and higher merchandise, food and beverage spending. Lower volumes were due to decreases in attendance and occupied room nights at Disneyland Paris.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Parks
Increase/(decrease)
Attendance	2%	5%	(2)%	1%	1%	4%
Per Capita Guest Spending	7%	8%	6%	2%	7%	7%
Hotels (1)
Occupancy	83%	80%	78%	82%	82%	80%
Available Room Nights (in thousands)	7,862	7,918	1,845	1,845	9,707	9,763
Per Room Guest Spending	$283	$271	$304	$295	$287	$275

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending and per room guest spending are stated at prior-year foreign currency exchange rates to remove the impact of foreign currency translation. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.37, $1.31, and $1.31 for the nine months ended June 28, 2014, June 29, 2013, and June 30, 2012, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased $58 million from $3,080 million to $3,138 million, and cost of sales, which increased $58 million from $978 million to $1,036 million. The increase in operating labor was due to inflation, higher volumes and new guest offerings, principally MyMagic+, partially offset by lower pension and postretirement medical costs. The increase in cost of sales was due to higher volumes and inflation. Other operating expenses, which include costs associated with investments in system infrastructure, maintenance, utilities and property taxes, increased driven by the continued roll out of MyMagic+.
Selling, general, administrative and other costs decreased $26 million from $1,422 million to $1,396 million primarily due to the absence of development costs for MyMagic+, partially offset by higher marketing and sales costs and higher pre-opening costs at Shanghai Disney Resort. In the current nine-month period, costs for MyMagic+ are included in operating expenses as MyMagic+ has been made available to guests. Higher marketing and sales costs included marketing for new guest offerings.
The increase in depreciation and amortization was due to MyMagic+.
Segment Operating Income
Segment operating income increased 20%, or $327 million, to $1,976 million due to growth at our domestic operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 28, 2014	June 29, 2013	Better/ (Worse)
Revenues
Theatrical distribution	$1,846	$1,411	31%
Home entertainment	1,638	1,377	19%
TV/SVOD distribution and other	2,016	1,685	20%
Total revenues	5,500	4,473	23%
Operating expenses	(2,277)	(2,155)	(6)%
Selling, general, administrative and other	(1,824)	(1,647)	(11)%
Depreciation and amortization	(104)	(118)	12%
Operating Income	$1,295	$553	>100%
Revenues
The increase in theatrical distribution revenue reflected the performance of Frozen, Marvel's Captain America 2: The Winter Soldier, Marvel's Thor: The Dark World and Maleficent in the current period compared to Marvel's Iron Man 3, Oz The Great And Powerful, Wreck-It Ralph and Monsters University in the prior-year period.
Higher home entertainment revenue reflected a 13% increase from higher unit sales due to sales of new releases reflecting the performance of Frozen, Monsters University and Marvel's Thor: The Dark World in the current period compared to Brave and Wreck-It Ralph in the prior-year period.
The increase in TV/SVOD distribution and other revenue reflected increases of 16% from other revenues and 3% from TV/SVOD revenue. Higher other revenues reflected an increase at Lucasfilm's special effects business, which was acquired in December 2012, higher stage play revenues due to more productions in the current year and higher music distribution revenues reflecting the success of the Frozen soundtrack. The increase in TV/SVOD revenue was due to higher international television sales reflecting more titles being available in the current year.
Costs and Expenses
Operating expenses include an increase of $46 million in film cost amortization, from $1,244 million to $1,290 million, driven by higher revenues, partially offset by a lower film cost amortization rate for Frozen compared to titles in the prior-year period. Operating expenses also include cost of goods sold and distribution costs, which increased $76 million, from $911 million to $987 million. The increase was driven by higher revenues from Lucasfilm's special effects business, more stage play productions and increased music sales, partially offset by a decrease at home entertainment. Lower home entertainment cost of goods sold and distribution costs were due to lower average per unit costs, which included the benefit of cost saving initiatives, partially offset by an increase in units sold.
Selling, general, administrative and other costs increased $177 million from $1,647 million to $1,824 million due to higher theatrical marketing expenses driven by more titles in wide release, partially offset by lower spending on future releases.
Segment Operating Income
Segment operating income increased $742 million to $1,295 million due to increases in home entertainment, theatrical distribution, and to a lesser extent, international TV/SVOD and music distribution.
Restructuring and impairment charges and Other income/(expense), net
The Company recorded restructuring charges of $4 million and $12 million related to Studio Entertainment in the current and prior-year nine-month periods, respectively, for severance costs from organizational and cost structure initiatives. These charges were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income. The Company recorded a $31 million loss related to Studio Entertainment in the current nine-month period resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in "Other income/(expense), net" in the Condensed Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Consumer Products
Operating results for the Consumer Products segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 28, 2014	June 29, 2013	Better/ (Worse)
Revenues
Licensing and publishing	$1,792	$1,572	14%
Retail and other	1,121	979	15%
Total revenues	2,913	2,551	14%
Operating expenses	(1,256)	(1,152)	(9)%
Selling, general, administrative and other	(551)	(526)	(5)%
Depreciation and amortization	(129)	(108)	(19)%
Operating Income	$977	$765	28%
Revenues
The 14% increase in licensing and publishing revenues was due to a 13% increase from our licensing business driven by performance of merchandise based on Disney Channel properties, Planes and Frozen and a full period of revenues from Lucasfilm.
The 15% increase in retail and other revenue was from our retail business, driven by comparable store sales growth in all of our key markets, a new wholesale distribution business in North America and higher online sales in North America and Europe. These increases were partially offset by a decrease from store closures in Europe.
Costs and Expenses
Operating expenses included an increase of $47 million in cost of goods sold, from $469 million to $516 million, due to the new wholesale distribution business in North America and higher sales at our retail business. Operating expenses also include labor, distribution and occupancy costs, which increased driven by higher third-party royalty expense at our merchandise licensing business and higher labor costs at our retail business.
Selling, general, administrative and other costs increased $25 million from $526 million to $551 million reflecting higher technology development costs.
The increase in depreciation and amortization was driven by a full period of intangible asset amortization resulting from the acquisition of Lucasfilm.
Segment Operating Income
Segment operating income increased 28% to $977 million due to increases at our merchandise licensing and retail businesses.
Restructuring and impairment charges and Other income/(expense), net
The Company recorded restructuring charges of $2 million and $20 million related to Consumer Products in the current and prior-year nine-month periods, respectively. Charges in the prior-year nine-month period were for severance and leasehold improvement impairment costs. These charges were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income. The Company recorded a $16 million loss related to Consumer Products in the current nine-month period resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in "Other income/(expense), net" in the Condensed Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Interactive
Operating results for the Interactive segment are as follows:

	Nine Months Ended (1)		% Change
(in millions)	June 28, 2014	June 29, 2013	Better/ (Worse)
Revenues
Games	$751	$491	53%
Other content	186	177	5%
Total revenues	937	668	40%
Operating expenses	(501)	(426)	(18)%
Selling, general, administrative and other	(322)	(313)	(3)%
Depreciation and amortization	(16)	(32)	50%
Operating Income (Loss)	$98	$(103)	nm
(1) Certain revenue was reclassified in the prior-year to conform with the current year presentation. The principal change was to reclassify revenue from our Japan mobile business that relates to games from Other content to Games.
Revenues
Games revenues grew $260 million from $491 million to $751 million due to an increase of 51% from sales of console games resulting from the continued success of Disney Infinity in the current year compared to Epic Mickey 2 in the prior year and higher licensing revenues reflecting the performance of Lego Marvel Super Heroes.
Higher revenue from other content was due to higher licensing fees from our mobile phone business in Japan.
Costs and Expenses
Operating expenses reflected a $92 million increase in cost of sales from $196 million to $288 million, partially offset by a $17 million decrease in product development from $230 million to $213 million. The increase in cost of sales was due to Disney Infinity sales volume in the current year compared to Epic Mickey 2 in the prior year. Lower product development costs reflected fewer self-published titles in development and the benefit of restructuring activities.
Selling, general, administrative and other costs increased $9 million from $313 million to $322 million primarily due to higher marketing costs for Disney Infinity in the current year compared to Epic Mickey 2 in the prior year, partially offset by the benefit of restructuring activities.
The decrease in depreciation and amortization was driven by lower amortization of intangible assets at our games business.
Segment Operating Income (Loss)
Segment operating results improved from a loss of $103 million to income of $98 million due to the success of Disney Infinity and higher licensing fees in Japan.
Restructuring and impairment charges
The Company recorded restructuring charges of $40 million and $8 million related to Interactive in the current and prior-year nine-month periods, respectively, primarily for severance costs from organizational and cost structure initiatives. Charges in the current nine-month period also included contract termination costs. These charges were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

OTHER FINANCIAL INFORMATION
Corporate and Unallocated Shared Expenses

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 28, 2014	June 29, 2013	Better/ (Worse)	June 28, 2014	June 29, 2013	Better/ (Worse)
Corporate and unallocated shared expenses	$(137)	$(115)	(19)%	$(408)	$(367)	(11)%

The increase in Corporate and unallocated shared expenses for the quarter and nine-month period was primarily due to higher compensation related costs and charitable contributions. The increase in Corporate and unallocated shared expenses in the current quarter also reflects the timing of allocations to operating segments.
Interest Income/(Expense), net

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 28, 2014	June 29, 2013	Better/ (Worse)	June 28, 2014	June 29, 2013	Better/ (Worse)
Interest expense	$(74)	$(93)	20%	$(222)	$(268)	17%
Interest and investment income	24	10	>100%	283	59	>100%
Interest income/(expense), net	$(50)	$(83)	40%	$61	$(209)	nm
The decrease in interest expense for the quarter and nine-month period was primarily due to lower effective interest rates, partially offset by higher average debt balances. The increase in interest and investment income for the quarter and nine-month period was primarily due to gains on sales of investments. Interest income in the current nine-month period also benefited from income on late payments realized in connection with the settlement of an affiliate contract dispute.
Income Taxes

	Quarter Ended		Change		Nine Months Ended		Change
	June 28, 2014	June 29, 2013	Better/ (Worse)		June 28, 2014	June 29, 2013	Better/ (Worse)
Effective Income Tax Rate	34.1%	34.2%	0.1	ppt	34.8%	31.1%	(3.7)	ppt
The increase in the effective income tax rate for the nine-month period was primarily due to tax benefits recognized in the prior year, which included an increase in prior year earnings from foreign operations indefinitely reinvested outside the United States that are subject to tax rates lower than the federal statutory income tax rate.
Noncontrolling Interests

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 28, 2014	June 29, 2013	Better/ (Worse)	June 28, 2014	June 29, 2013	Better/ (Worse)
Net income attributable to noncontrolling interests	$174	$187	7%	$377	$351	(7)%
The decrease in net income attributable to noncontrolling interests for the quarter was due to a decrease in operating results at ESPN.
The increase in net income attributable to noncontrolling interests for the nine-month period was due to Disneyland Paris and improved operating results at Hong Kong Disneyland Resort. The increase at Disneyland Paris was due to the recognition of royalties and management fees in the prior-year nine-month period, partially offset by lower operating results.
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
Based on our hedge portfolio and other potential currency impacts, we project an adverse impact to growth in pre-tax income from fiscal 2013 to fiscal 2014 of approximately $390 million, of which approximately $315 million has been incurred in the first nine months of fiscal 2014. The currency impact is driven by a decline in the Japanese yen since the beginning of fiscal 2013 and recent changes in the Venezuelan foreign currency exchange market. The $315 million impact includes a $143 million foreign exchange loss that was recorded in the second quarter of fiscal 2014 as a result of the changes in the Venezuelan foreign exchange market (see Note 4 to the Condensed Consolidated Financial Statements).

FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Nine Months Ended		% Change Better/ (Worse)
(in millions)	June 28, 2014	June 29, 2013
Cash provided by operations	$6,675	$6,717	(1)%
Cash used in investing activities	(2,292)	(3,662)	37%
Cash used in financing activities	(4,090)	(2,436)	(68)%
Impact of exchange rates on cash and cash equivalents	(134)	(74)	(81)%
Increase in cash and cash equivalents	$159	$545	(71)%
Operating Activities
Cash provided by operating activities decreased 1% to $6.7 billion for the current nine-month period due to lower operating cash flow at our Media Networks segment, largely offset by higher operating cash flow at our Parks and Resorts and Studio Entertainment segments. Lower operating cash flow at Media Networks was due to the timing of sports rights payments and higher television programming and production spending. Parks and Resorts cash flow benefited from higher operating cash receipts due to increased revenues, partially offset by higher cash payments primarily due to labor cost inflation and increased spending on new guest offerings. Studio Entertainment benefited from higher operating cash receipts from increased revenues, partially offset by higher film production spending. Operating cash flows were also impacted by higher income tax payments.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The Company’s film and television production and programming activity for the nine months ended June 28, 2014 and June 29, 2013 are as follows:

	Nine Months Ended
(in millions)	June 28, 2014	June 29, 2013
Beginning balances:
Production and programming assets	$5,417	$5,217
Programming liabilities	(928)	(812)
	4,489	4,405
Spending:
Film and television production	3,138	2,856
Broadcast programming	4,792	4,041
	7,930	6,897
Amortization:
Film and television production	(2,771)	(2,588)
Broadcast programming	(4,166)	(3,952)
	(6,937)	(6,540)

Change in film and television production and programming costs	993	357
Other non-cash activity	32	51
Ending balances:
Production and programming assets	6,120	5,441
Programming liabilities	(606)	(628)
	$5,514	$4,813

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity.
The Company's investments in parks, resorts and other property for the nine months ended June 28, 2014 and June 29, 2013 are as follows:

	Nine Months Ended
(in millions)	June 28, 2014	June 29, 2013
Media Networks
Cable Networks	$101	$111
Broadcasting	52	43
Total Media Networks	153	154
Parks and Resorts
Domestic	809	752
International	1,056	623
Total Parks and Resorts	1,865	1,375
Studio Entertainment	44	41
Consumer Products	23	27
Interactive	3	11
Corporate	160	201
	$2,248	$1,809

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new attractions, cruise ships, recurring capital and capital improvements and systems infrastructure. The increase at our international parks and resorts operations was due to higher construction spending on the Shanghai Disney Resort.
Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology and equipment.
The Company currently expects its fiscal 2014 capital expenditures will be approximately $0.6 billion higher than fiscal 2013 capital expenditures of $2.8 billion, primarily due to increased investment in Shanghai Disney Resort. While we fully consolidate capital expenditures for Shanghai Disney Resort, our net contribution is only 43% of the total capital expenditures. Therefore, net of Shanghai Disney Resort partner contributions, our capital spending is expected to increase by approximately $0.3 billion.
Other Investing Activities
During the current nine-month period, acquisitions totaled $0.4 billion due to the acquisition of Maker Studios and proceeds from the sales of investments and dispositions totaled $0.4 billion.  In the prior-year nine-month period, acquisitions totaled $2.3 billion due to the acquisition of Lucasfilm and proceeds from dispositions and sales of investments totaled $0.4 billion due to the sale of our 50% equity interest in ESS.

Financing Activities
Cash used in financing activities was $4.1 billion in the current nine-month period compared to $2.4 billion in the prior-year nine-month period.
Cash used in financing activities in the current nine-month period reflected repurchases of common stock of $5.1 billion and the annual dividend payment of $1.5 billion, partially offset by net proceeds from borrowings of $1.9 billion.
The increase in cash used in financing activities of $1.7 billion versus the prior-year nine-month period was due to an increase in repurchases of common stock of $2.4 billion, partially offset by an increase in net proceeds from borrowings of $0.8 billion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

During the nine months ended June 28, 2014, the Company’s borrowing activity was as follows:

(in millions)	September 28, 2013	Additions	Payments	Other Activity(1)	June 28, 2014
Commercial paper borrowings	$—	$1,253	$—	$—	$1,253
U.S. medium-term notes	13,155	1,997	(1,450)	8	13,710
European medium-term notes and other foreign currency denominated borrowings	509	168	(93)	(4)	580
HKDL borrowings	275	—	(16)	(5)	254
Other	349	15	(12)	(13)	339
Total	$14,288	$3,433	$(1,571)	$(14)	$16,136

(1) Primarily market value adjustments for debt with qualifying hedges and foreign currency translation adjustments.
The Company’s bank facilities as of June 28, 2014 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facility expiring March 2015	$1,500	$—	$1,500
Bank facility expiring June 2017	2,250	—	2,250
Bank facility expiring March 2019	2,250	—	2,250
Total	$6,000	$—	$6,000
All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company's debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody's Investors Service and Standard & Poor's. The spread above LIBOR can range from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. As of June 28, 2014, $238 million of letters of credit were outstanding, of which none were issued under this facility.
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
During the nine months ended June 28, 2014, the Company repurchased 68 million shares of its common stock for $5.1 billion. As of June 28, 2014, the Company had remaining authorization in place to repurchase 93 million additional shares. The repurchase program does not have an expiration date.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of June 28, 2014, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on June 28, 2014 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the International Theme Parks, from any representations, covenants or events of default.

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
With respect to films intended for theatrical release, the most sensitive factor affecting our estimate of Ultimate Revenues (and therefore affecting future film cost amortization and/or impairment) is theatrical performance. Revenues derived from other markets subsequent to the theatrical release (e.g., the home entertainment or television markets) have historically been highly correlated with the theatrical performance. Theatrical performance varies primarily based upon the public interest and demand for a particular film, the popularity of competing films at the time of release and the level of marketing effort. Upon a film’s release and determination of the theatrical performance, the Company’s estimates of revenues from succeeding windows and markets are revised based on historical relationships and an analysis of current market trends. The most sensitive factor affecting our estimate of Ultimate Revenues for released films is the extent of home entertainment sales achieved. Home entertainment sales vary based on the number and quality of competing home entertainment products, as well as the manner in which retailers market and price our products.

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
New Accounting Pronouncements
See Note 15 to the Condensed Consolidated Financial Statements for information regarding new accounting pronouncements.
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
Based on their evaluation as of June 28, 2014, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
There have been no changes in our internal controls over financial reporting during the third quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 28, 2014:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 30, 2014 – April 30, 2014	10,924,761	$79.15	10,864,752	105 million
May 1, 2014 – May 31, 2014	6,811,690	80.55	6,760,000	98 million
June 1, 2014 – June 28, 2014	5,181,587	83.59	5,130,000	93 million
Total	22,918,038	80.57	22,754,752	93 million

(1)
163,286 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
James A. Rasulo, Senior Executive Vice President and Chief Financial Officer
August 5, 2014
Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

3.1	Amended and Restated Bylaws	Exhibit 3.1 to the Current Report on Form 8-K of the Company dated June 27, 2014

10.1	Non-Management Director Compensation	Filed herewith

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes
Filed

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.