Form 10-K
period 2014-09-27
WALT DISNEY CO/
filed 2014-11-19
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 27, 2014	Commission File Number 1-11605

Incorporated in Delaware 500 South Buena Vista Street, Burbank, California 91521 (818) 560-1000	I.R.S. Employer Identification No. 95-4545390
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ✓ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer (do not check if smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐ No ☒
The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $137.5 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
There were 1,695,710,842 shares of common stock outstanding as of November 13, 2014.
Documents Incorporated by Reference
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2015 annual meeting of the Company’s shareholders.

THE WALT DISNEY COMPANY AND SUBSIDIARIES

PART I
ITEM 1. Business

The Walt Disney Company, together with its subsidiaries, is a diversified worldwide entertainment company with operations in five business segments: Media Networks, Parks and Resorts, Studio Entertainment, Consumer Products and Interactive. On May 7, 2014, the Company acquired Maker Studios, Inc. (Maker), a leading network of online video content. See Note 3 to the Consolidated Financial Statements. Maker results are included primarily in our Media Networks and Studio Entertainment segments. For convenience, the terms “Company” and “we” are used to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.
Information on the Company’s revenues, segment operating income and identifiable assets appears in Note 1 to the Consolidated Financial Statements included in Item 8 hereof. The Company employed approximately 180,000 people as of September 27, 2014.

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
Cable Networks
Our cable networks include ESPN, the Disney Channels and ABC Family. We also operate the UTV/Bindass networks in India. The cable networks group produces its own programs or acquires rights from third-parties to air programs on our networks. The Company also has interests in joint ventures that operate cable and broadcast programming services and are accounted for under the equity method of accounting.
Cable networks derive the majority of their revenues from fees charged to MVPDs for the right to deliver our programming to their customers (Subscribers) and, for certain networks (primarily ESPN and ABC Family), the sale to advertisers of time in network programs for commercial announcements. Generally, the Company’s cable networks operate under multi-year agreements with MVPDs that include contractually determined fees. The amounts that we can charge to MVPDs for our cable network services are largely dependent on the quality and quantity of programming that we can provide and the competitive market. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand. We also sell programming developed by our cable networks worldwide in pay and syndication television markets and in physical (DVD and Blu-ray) and electronic formats.

The Company’s significant cable networks, along with the estimated number of subscribers as of September 27, 2014 are set forth in the following table:

Estimated Subscribers (in millions) (1)
ESPN (80% owned)
ESPN	95
ESPN2	95
ESPNU	74
ESPNEWS	73
SEC Network	63
ESPN Classic	27
ESPN channels internationally	115
Disney Channels (100% owned)
Disney Channel - Domestic	97
Disney Channels – International	185
Disney Junior – Domestic	74
Disney Junior – International	108
Disney XD - Domestic	80
Disney XD – International	115
ABC Family (100% owned)	94
A&E Television Networks (AETN) (50% owned)
A&E	97
HISTORY	97
Lifetime	96
Lifetime Movie Network (LMN)	82
H2	70
FYI	65

(1)
Estimated domestic subscriber counts are according to Nielsen Media Research, except for the SEC Network, which is not yet measured by Nielsen Media Research. For our international channels and the SEC Network, subscriber counts are based on internal management reports.

ESPN
ESPN is a multimedia sports entertainment company that operates eight 24-hour domestic television sports networks: ESPN, ESPN2, ESPNU (a network devoted to college sports), ESPNEWS, the recently launched SEC Network (a sports programming network dedicated to Southeastern Conference college athletics), ESPN Classic, the regionally focused Longhorn Network (a network dedicated to The University of Texas athletics) and ESPN Deportes (a Spanish language network), which are all simulcast in high definition except ESPN Classic. ESPN programs the sports schedule on the ABC Television Network, which is branded ESPN on ABC. ESPN owns 16 television networks outside of the United States (primarily in Latin America) that allow ESPN to reach sports fans in over 60 countries and territories in four languages. In addition, ESPN holds a 30% equity interest in CTV Specialty Television, Inc., which owns television networks in Canada, including The Sports Network, The Sports Network 2, Le Réseau des Sports (RDS), RDS2, RDS Info, ESPN Classic Canada, the NHL Network and Discovery Canada.
ESPN holds rights for various professional and college sports programming including the National Football League (NFL), the National Basketball Association (NBA), Major League Baseball (MLB), the College Football Playoffs, major college football and basketball conferences, National Association of Stock Car Auto Racing (NASCAR), the Wimbledon Championships, US Open Tennis and the British Open and Masters golf tournaments.
ESPN also operates:

•
ESPN.com – which delivers comprehensive sports news, information and video each month through its national hub and six local sites – ESPNBoston.com, ESPNChicago.com, ESPNDallas.com, ESPNDeportesLosAngeles.com, ESPNLosAngeles.com and ESPNNewYork.com

•
WatchESPN – which delivers live access to ESPN, ESPN2, ESPNU, ESPN3, ESPNEWS, SEC Network, Longhorn Network and ESPN Deportes on computers and mobile devices and is currently accessible in 75 million households

•
ESPN3 – which is ESPN’s live multi-screen sports network and is a destination that delivers thousands of exclusive sports events annually. It is accessible at WatchESPN and streamed through various third party services

•	ESPN Mobile Properties – which delivers content, including live game coverage, alerts and highlights, to mobile devices

•	ESPN Events – which owns and operates a large portfolio of collegiate sporting events worldwide

•
ESPN Radio – which distributes talk and play by play programming and is one of the largest sports radio networks in the U.S. ESPN Radio network programming is carried on more than 500 terrestrial stations including four ESPN owned stations in New York, Los Angeles, Chicago and Dallas and on satellite and internet radio

•	ESPN The Magazine – which is a bi-weekly sports magazine

•	ESPN Enterprises – which develops branded licensing opportunities

•	espnW – which provides an online destination for female sports fans
Disney Channels
The Disney Channels includes over 100 channels available in 34 languages and 164 countries/territories. Branded channels include Disney Channel, Disney Junior, Disney XD, Disney Cinemagic and DLife. Disney Channels also operates Radio Disney and has content available through subscription and video-on-demand services and online through our websites: DisneyChannel.com, DisneyXD.com, DisneyJunior.com and RadioDisney.com. Programming for these networks includes internally developed and acquired programming. WatchDisneyChannel, WatchDisneyJunior and WatchDisneyXD launched in the U.S. in 2012 and provide a way for subscribers of MVPDs to watch the channel feed either live or on a delayed basis through a computer or mobile device. Select Disney Channel content is also available without a MVPD subscription.
Disney Channel - Disney Channel is a cable network airing original series and movie programming targeted to kids ages 2 to 14. In the U.S., Disney Channel airs 24 hours a day. Disney Channel develops and produces shows for exhibition on its network, including live-action comedy series, animated programming and preschool series as well as original movies. Live-action comedy series include Austin & Ally, Dog with a Blog, I Didn’t Do It, Girl Meets World, Jessie and Liv & Maddie. Disney Channel animated programs include Gravity Falls, Phineas and Ferb, Wander Over Yonder and series for preschoolers including Disney’s Mickey Mouse Clubhouse, Doc McStuffins, Jake and the Never Land Pirates and Sofia the First. Disney Channel also airs programming and content from Disney’s theatrical film and television programming library.
Disney Junior - Disney Junior is a cable network that airs programming for kids ages 2 to 7 and their parents and caregivers, featuring animated and live-action programming that blends Disney’s storytelling and characters with learning. In the U.S., Disney Junior airs 24 hours a day. Programming focuses on early math and language skills, healthy eating and social skills. Disney Junior also airs as a programming block on the Disney Channel. Original Disney Junior animated series include Disney’s Mickey Mouse Clubhouse, Doc McStuffins, Henry Hugglemonster, Jake and the Never Land Pirates, Sheriff Callie’s Wild West and Sofia the First.
Disney XD - Disney XD is a cable channel airing a mix of live-action and animated original programming for kids ages 6 to 14. In the U.S., Disney XD airs 24 hours a day. Programming includes live-action series Kickin’ It, Lab Rats and Mighty Med and animated series Gravity Falls, Hulk and the Agents of S.M.A.S.H., Marvel’s Avengers Assemble, Marvel’s Ultimate Spider-Man Web Warriors, Phineas and Ferb, Randy Cunningham 9th Grade Ninja, Star Wars Rebels, The 7D and Wander Over Yonder.
Disney Cinemagic - Disney Cinemagic is a premium subscription service available in certain countries in Europe airing Disney movies, classic and newer Disney cartoons and shorts as well as animated television series.
Radio Disney - Radio Disney is a 24-hour radio network devoted to kids, tweens and families reaching listeners through its Los Angeles based national broadcast, Sirius XM, RadioDisney.com, TuneIn, the Radio Disney iPhone, iPad and Android apps, iTunes Radio Tuner and Aha Radio. Radio Disney operates from a terrestrial radio station in Los Angeles. The Company owns 23 additional terrestrial Radio Disney stations in the U.S. Radio Disney is also available throughout Latin America on two owned terrestrial stations and through agreements with third-party radio stations. In August 2014, the Company announced its intention to sell all of its U.S. based terrestrial Radio Disney stations, except for its Los Angeles station.
Seven TV - On November 18, 2011, the Company acquired a 49% interest in Seven TV for $300 million. Seven TV is a broadcast television network that was converted to an advertising-supported, free-to-air Disney Channel in Russia following the acquisition. In October 2014, new regulations were adopted in Russia that prohibit more than 20% foreign ownership of media companies and could require the Company to divest a portion of its interest by January 2016. The Company is evaluating its options with respect to these regulations and, depending on the outcome, we could have an impairment of some or all of our investment. The Company’s share of the financial results of Seven TV is reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income.
Das Vierte - In fiscal 2013, the Company acquired the Das Vierte channel in Germany and converted it to an advertising-supported, free-to-air Disney Channel in fiscal 2014.
ABC Family
ABC Family is a domestic cable network that targets viewers in the 14 to 34 age demographic. ABC Family produces original live-action programming including the returning series Switched at Birth, The Fosters, Melissa & Joey and Baby Daddy as well as the new original series Chasing Life, Young and Hungry and Mystery Girls. ABC Family also acquires programming from third parties including the returning series Pretty Little Liars. Additionally, ABC Family airs content from our owned theatrical film library and features branded holiday programming events such as “13 Nights of Halloween” and “25 Days of Christmas”.
WatchABCFamily launched in the U.S. in 2014 and provides a way for subscribers of MVPDs to watch the channel feed either live or on a delayed basis through a computer or mobile device. Select ABC Family content is also available without a MVPD subscription. ABCFamily.com also provides online extensions to ABC Family programming such as Pretty Dirty Secrets, which is an extension of Pretty Little Liars.
SOAPnet
SOAPnet ceased operations on December 31, 2013, and all MVPDs that carried SOAPnet have transitioned to now carry the Disney Junior Network.
Hungama
Hungama is a kids general entertainment cable network in India, which features a mix of anime, Hindi-language series and game shows.
UTV Networks
In India, we operate the Bindass, UTV World Movies, UTV Action, UTV Movies and UTV Stars cable television channels. UTV Stars was converted to Bindass Play in October 2014.
AETN
The A&E Television Networks (AETN), a joint venture owned 50% by the Company and 50% by the Hearst Corporation, operates a variety of cable networks including:
• A&E – which offers entertainment programming including reality series, original movies, dramatic series and justice shows
• HISTORY – which offers original non-fiction series and event-driven specials
• Lifetime – which is devoted to women’s lifestyle programming
• LMN – which is a 24-hour movie channel
• H2 – which focuses on the culture and history of various countries throughout the world from the perspective of locals
• FYI – which offers contemporary lifestyle programming
• Lifetime Real Women – which is a 24-hour cable network with programming focusing on women
Internationally, AETN programming is available in over 150 countries. The Company’s share of AETN’s financial results is reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income.

Broadcasting
Our broadcasting business includes a domestic broadcast network, television production and distribution operations and eight owned domestic television stations. The Company also has a 33% interest in Hulu LLC (Hulu), a venture that distributes film and television content on the internet, and a 50% effective interest in Fusion, a news, pop culture and lifestyle television and digital network targeted at millennials.

Domestic Broadcast Television Network
The Company operates the ABC Television Network (ABC), which as of September 27, 2014, had affiliation agreements with 240 local television stations reaching 99% of all U.S. television households. ABC broadcasts programs in the following “dayparts”: primetime, daytime, late night, news and sports.
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
ABC.com is the official website of ABC and provides access to full-length episodes of ABC shows online. The Watch ABC app provides subscribers of participating MVPDs access to the participating local ABC TV linear feed along with full-length episodes of ABC programming on mobile devices. Non-subscribers have access to a more limited range of programming and do not get access to the linear feed. ABCNews.com provides in-depth worldwide news coverage online and video-on-demand news reports from ABC News broadcasts. ABC News also has an agreement to provide news content to Yahoo! News.
Television Production
The Company produces the majority of its original live-action television programming under the ABC Studios label. Program development is carried out in collaboration with independent writers, producers and creative teams, with a focus on half-hour comedies and one-hour dramas, primarily for primetime broadcasts. Primetime programming produced either for our networks or for third parties for the 2014/2015 television season includes the returning one-hour dramas: Castle, Criminal Minds, Marvel’s Agents of S.H.I.E.L.D., Grey’s Anatomy, Nashville, Once Upon a Time, Resurrection, Revenge and Scandal; and the returning half-hour comedy Cougar Town. New primetime series include the one-hour dramas: How to Get Away With Murder and Red Band Society, and half-hour comedies, Black-ish and Benched. Additionally, the drama series American Crime, Astronauts Wives Club, Marvel’s Agent Carter, Marvel’s Daredevil and Jessica Jones (produced for Netflix), Secrets and Lies and Whispers and the comedy Galavant are in production for mid-season or summer launch. The Company also produces the late night show, Jimmy Kimmel Live, a variety of primetime specials for network television and live-action syndicated programming.
Syndicated programming includes the daytime talk show Live! with Kelly and Michael and the game show, Who Wants to Be a Millionaire. The Company also produces news programming including World News Tonight, 20/20, Nightline, Good Morning America and This Week with George Stephanopoulos and programming for daytime such as General Hospital, The View and The Chew.
Television Distribution
We distribute the Company’s productions worldwide in pay and syndication television markets, in DVD and Blu-ray formats and also online via Hulu and third-party services.
Domestic Television Stations
The Company owns eight television stations, six of which are located in the top-ten markets in the U.S. The television stations derive the majority of their revenues from the sale to advertisers of time in station programming for commercial announcements. The stations also receive retransmission fees from MVPDs for the right to deliver the stations’ programming to the MVPD’s subscribers. All of our television stations are affiliated with ABC and collectively reach 23% of the nation’s television households. Each owned station broadcasts three digital channels: the first consists of local, ABC and syndicated programming; the second is the Live Well Network in standard definition; and the third is the Live Well Network in high definition.

Details for the stations we own are as follows:

TV Station	Market	Television Market Ranking(1)
WABC	New York, NY	1
KABC	Los Angeles, CA	2
WLS	Chicago, IL	3
WPVI	Philadelphia, PA	4
KGO	San Francisco, CA	6
KTRK	Houston, TX	10
WTVD	Raleigh-Durham, NC	24
KFSN	Fresno, CA	55

(1)	Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2014
Hulu
Hulu is a joint venture owned one-third each by Fox Entertainment Group, NBCUniversal and the Company. Its principal business is to aggregate television and film entertainment for viewing on the internet. Hulu offers a free service and a subscription-based service, Hulu Plus. The Hulu Plus service offers more content and less commercial time than the free service. In July 2013, Fox Entertainment Group, NBCUniversal and the Company agreed to provide Hulu with $750 million in cash to fund Hulu’s operations and investments for future growth, of which $380 million has been provided as of September 27, 2014. The Company has contributed $134 million of its $257 million share of this cash commitment. (See Note 3 to the Consolidated Financial Statements.) The Company’s share of Hulu’s financial results is reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income.
Fusion
In October 2013, the Company and Univision jointly launched Fusion, a news, pop culture and lifestyle television and digital network targeted at millennials. The network had 17 million subscribers as of September 27, 2014. The Company’s share of Fusion’s financial results is reported as "Equity in the income of investees" in the Company’s Consolidated Statements of Income.
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
The growth in the number of networks distributed by MVPDs has resulted in increased competitive pressures for advertising revenues for our broadcast and cable networks. The Company’s cable networks also face competition from other cable networks for carriage by MVPDs. The Company’s contractual agreements with MVPDs are renewed or renegotiated from time to time in the ordinary course of business. Consolidation and other market conditions in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable programming services that are as favorable as those currently in place.
The Company’s Media Networks businesses also compete for the acquisition of sports and other programming. The market for programming is very competitive, particularly for sports programming. The Company currently has sports rights agreements with the NFL, NBA, MLB, college football (including college football bowl games) and basketball conferences, NASCAR, and also for golf, tennis and soccer programming.
The Company’s internet websites and digital products compete with other websites and entertainment products in their respective categories.

Advertising revenues at Media Networks are subject to seasonal advertising patterns and changes in viewership levels. Revenues are typically somewhat higher during the fall and somewhat lower during the summer months. Affiliate revenues are typically collected ratably throughout the year. Certain affiliate revenues at ESPN have in the past been deferred until annual programming commitments are met. These commitments have typically been satisfied during the second half of the Company’s fiscal year, which generally resulted in higher revenue recognition during this period. As of October 2014, most MVPD contracts no longer have annual programming commitments that would result in the deferral of revenues during the fiscal year.
Federal Regulation
Television and radio broadcasting are subject to extensive regulation by the Federal Communications Commission (FCC) under federal laws and regulations, including the Communications Act of 1934, as amended. Violation of FCC regulations can result in substantial monetary forfeitures, limited renewals of licenses and, in egregious cases, denial of license renewal or revocation of a license. FCC regulations that affect our Media Networks segment include the following:

•
Licensing of television and radio stations. Each of the television and radio stations we own must be licensed by the FCC. These licenses are granted for periods of up to eight years, and we must obtain renewal of licenses as they expire in order to continue operating the stations. We (and the acquiring entity in the case of a divestiture) must also obtain FCC approval whenever we seek to have a license transferred in connection with the acquisition or divestiture of a station. The FCC may decline to renew or approve the transfer of a license in certain circumstances and may delay renewals while permitting a licensee to continue operating. The FCC has delayed renewals for a number of broadcast licensees, including a number of our licenses, in recent years while permitting the licensees to continue operating. Although we have received such renewals and approvals in the past or have been permitted to continue operations when renewal is delayed, there can be no assurance that this will be the case in the future.

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

▪
Federal statutes permit our television stations in the aggregate to reach a maximum of 39% of the national audience (for this purpose, FCC regulations attribute to UHF television stations only 50% of the television households in their market). For purposes of the FCC’s rules, our eight stations reach approximately 21% of the national audience. Although the FCC is currently considering a proposal to repeal or revise the UHF discount, the outcome of that rulemaking would not affect our operations because our eight stations would only be deemed to reach approximately 23% of the national audience, if the UHF discount did not apply.

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

•
Regulation of programming. The FCC regulates broadcast programming by, among other things, banning “indecent” programming, regulating political advertising and imposing commercial time limits during children’s programming. Penalties for broadcasting indecent programming can range up to $325,000 per indecent utterance or image per station.

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

•
Cable and satellite carriage of broadcast television stations. With respect to cable systems operating within a television station’s Designated Market Area, FCC rules require that every three years each television station elect either “must carry” status, pursuant to which cable operators generally must carry a local television station in the station’s market, or “retransmission consent” status, pursuant to which the cable operator must negotiate with the television station to obtain the consent of the television station prior to carrying its signal. Under the Satellite Home Viewer Improvement Act and its successors, including most recently the Satellite Television Extension and Localism Act (STELA), which also requires the “must carry” or “retransmission consent” election, satellite carriers are permitted to retransmit a local television station’s signal into its local market with the consent of the local television station. Portions of these satellite laws are set to expire on December 31, 2014, but legislative deliberations are proceeding with respect to their renewal. Under “must carry,” if a satellite carrier elects to carry one local station in a market, the satellite carrier must carry the signals of all local television stations that also request carriage.

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

PARKS AND RESORTS
The Company owns and operates the Walt Disney World Resort in Florida, the Disneyland Resort in California, Aulani, a Disney Resort & Spa in Hawaii, the Disney Vacation Club, the Disney Cruise Line and Adventures by Disney. The Company manages and has effective ownership interests as of September 27, 2014 of 51% in Disneyland Paris, 48% in Hong Kong Disneyland Resort and 43% in Shanghai Disney Resort, each of which is consolidated in our financial statements. The Company also licenses the operations of the Tokyo Disney Resort in Japan. The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions as well as resort properties.
The businesses in the Parks and Resorts segment generate revenues predominately from the sale of admissions to theme parks, sales of food, beverage and merchandise, charges for room nights at hotels, sales of cruise vacation packages, and sales and rentals of vacation club properties. Significant costs include labor, depreciation, costs of merchandise, food and beverage sold, marketing and sales expense, infrastructure costs and cost of vacation club units. Infrastructure costs include information systems expense, repairs and maintenance, utilities, property taxes, insurance and transportation.
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
Magic Kingdom — The Magic Kingdom consists of six themed areas: Adventureland, Fantasyland, Frontierland, Liberty Square, Main Street USA and Tomorrowland. Each land provides a unique guest experience featuring themed attractions, live Disney character interactions, restaurants, refreshment areas and merchandise shops. Additionally, there are daily parades and a nighttime fireworks extravaganza, Wishes. In fiscal 2014, the Company completed its multi-year expansion of Fantasyland that includes new themed spaces and attractions that nearly doubled the size of the area.
Epcot — Epcot consists of two major themed areas: Future World and World Showcase. Future World dramatizes certain historical developments and addresses the challenges facing the world today through pavilions devoted to showcasing science and technology improvements, communication, energy, transportation, use of imagination, nature and food production, the ocean environment and space. World Showcase presents a community of nations focusing on the culture, traditions and accomplishments of people around the world. Countries represented with pavilions include Canada, China, France, Germany, Italy, Japan, Mexico, Morocco, Norway, the United Kingdom and the United States. Both areas feature themed attractions, restaurants and merchandise shops. Epcot also features Illuminations: Reflections of Earth, a nighttime entertainment spectacular.
Disney’s Hollywood Studios — Disney’s Hollywood Studios consists of eight themed areas: Animation Courtyard, Commissary Lane, Echo Lake, Hollywood Boulevard, Mickey Avenue, Pixar Place, Streets of America and Sunset Boulevard. The eight areas provide behind-the-scenes glimpses of Hollywood-style action through various shows and attractions and offer themed food service and merchandise facilities. The park also features Fantasmic!, a nighttime entertainment spectacular.
Disney’s Animal Kingdom — Disney’s Animal Kingdom consists of a 145-foot Tree of Life centerpiece surrounded by six themed areas: Africa, Asia, Dinoland U.S.A., Discovery Island, Oasis and Rafiki’s Planet Watch. Each themed area contains attractions, entertainment, restaurants and merchandise shops. The park features more than 300 species of mammals, birds, reptiles and amphibians and 3,000 varieties of vegetation. In September 2011, the Company announced an agreement with James Cameron’s Lightstorm Entertainment and Fox Filmed Entertainment for the exclusive global theme park rights to create themed lands based on the AVATAR franchise with the first land planned for Disney’s Animal Kingdom. Scheduled to open in 2017, the AVATAR-inspired land will be a part of an expansion of Disney’s Animal Kingdom, which will include new entertainment and nighttime experiences.
Hotels and Other Resort Facilities — As of September 27, 2014, the Company owned and operated 18 resort hotels at the Walt Disney World Resort, with a total of approximately 23,000 rooms and 3,000 vacation club units. Resort facilities include 468,000 square feet of conference meeting space and Disney’s Fort Wilderness camping and recreational area, which offers approximately 800 campsites.
The Walt Disney World Resort also hosts a 120-acre retail, dining and entertainment complex known as Downtown Disney. Downtown Disney is home to Cirque du Soleil, DisneyQuest, the House of Blues and the 51,000-square-foot World of Disney retail store featuring Disney-branded merchandise. A number of the Downtown Disney facilities are operated by third parties that pay rent to the Company. The Company is currently in a multi-year expansion to transform Downtown Disney into Disney Springs, which will provide visitors with more shopping, dining and entertainment options and is expected to open in phases through fiscal 2016.
ESPN Wide World of Sports Complex is a 230-acre sports center that hosts professional caliber training and competitions, festival and tournament events and interactive sports activities. The complex, which welcomes over 200 amateur and professional events each year, accommodates multiple sporting events, including baseball, basketball, football, soccer, softball, tennis and track and field. Its stadium, which has a seating capacity of approximately 9,500, is the spring training site for MLB’s Atlanta Braves.
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

In 2014, Walt Disney World Resort launched MyMagic+, a series of technology-based tools to enhance the guest experience. These tools include the My Disney Experience app and website, MagicBand and Disney’s FastPass+, a reservation system for attractions and entertainment experiences.  MyMagic+ is available to all guests at Walt Disney World and provides a more personal and customized visit.
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

Disneyland — Disneyland consists of eight themed areas: Adventureland, Critter Country, Fantasyland, Frontierland, Main Street USA, Mickey’s Toontown, New Orleans Square and Tomorrowland. These areas feature themed attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, Disneyland offers daily parades and a nighttime entertainment spectacular, Fantasmic!.
Disney California Adventure — Disney California Adventure is adjacent to Disneyland and includes eight themed areas: Buena Vista Street, Cars Land, Condor Flats, Grizzly Peak, Hollywood Land, Pacific Wharf, Paradise Pier and “a bug’s land”. These areas include attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, Disney California Adventure offers a nighttime water spectacular, World of Color.
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
Aulani, a Disney Resort & Spa
The Company operates a mixed-use family resort on a 21-acre oceanfront property on Oahu, Hawaii. Aulani, a Disney Resort & Spa features 351 hotel rooms, an 18,000-square-foot spa and 12,000 square feet of conference meeting space. The resort also has 481 Disney Vacation Club units.
Disneyland Paris
The Company has a 51% effective ownership interest in Disneyland Paris, a 5,510-acre development located in Marne-la-Vallée, approximately 20 miles east of Paris, France, which has been developed pursuant to a master agreement with French governmental authorities. The Company manages and has a 40% equity interest in Euro Disney S.C.A., a publicly-traded French entity that is the holding company for Euro Disney Associés S.C.A., the primary operating company of Disneyland Paris in which the Company has a direct 18% ownership interest. Euro Disney S.C.A. and its subsidiaries operate Disneyland Paris, which includes two theme parks (Disneyland Park and Walt Disney Studios Park); seven themed hotels; two convention centers; a shopping, dining and entertainment complex; and a 27-hole golf facility. Of the 5,510 acres comprising the site, approximately half have been developed to date, including the Val d’Europe development discussed below. An indirect, wholly-owned subsidiary of the Company is responsible for managing Disneyland Paris. Euro Disney Associés S.C.A. is required to pay royalties and management fees to the Company based on the operating performance of the resort.
Disneyland Park — Disneyland Park consists of five themed areas: Adventureland, Discoveryland, Fantasyland, Frontierland and Main Street, U.S.A. These areas include themed attractions, shows, restaurants, merchandise shops and refreshment stands. Disneyland Park also features a daily parade and a nighttime entertainment spectacular, Disney Dreams!.
Walt Disney Studios Park — Walt Disney Studios Park takes guests into the worlds of cinema, animation and television and includes four themed areas: Backlot, Front Lot, Production Courtyard and Toon Studio. These areas each include themed attractions, shows, restaurants, merchandise shops and refreshment stands. In fiscal 2014, a new attraction and restaurant based on the Disney•Pixar movie Ratatouille opened in the park.
Hotels and Other Facilities — Disneyland Paris operates seven resort hotels, with a total of approximately 5,800 rooms and 210,000 square feet of conference meeting space. In addition, several on-site hotels that are owned and operated by third parties provide approximately 2,300 rooms.
Disneyland Paris also includes Disney Village, a retail, dining and entertainment complex of approximately 500,000 square feet, located between the theme parks and the hotels. A number of the Disney Village facilities are operated by third parties that pay rent to a subsidiary of Euro Disney S.C.A.
Val d’Europe is a planned community that is being developed near Disneyland Paris. The development is being completed in phases and currently includes a regional train station, hotels and a town center consisting of a shopping center as well as office, commercial and residential space. Third parties operate these developments on land leased or purchased from Euro Disney S.C.A. and its subsidiaries.
Pursuant to the master agreement with French government authorities, Euro Disney Associés S.C.A. and a 50% joint venture partner, Pierre & Vacances-Center Parcs, are developing Villages Nature, a new European eco-tourism destination, which is targeted to open in phases beginning 2016.

As of September 27, 2014, Euro Disney Associés S.C.A. had €1.8 billion in outstanding loans from the Company. In order to improve Disneyland Paris’ financial position, Euro Disney S.C.A. announced, with the Company’s backing, a €1.0 billion recapitalization through an equity rights offering to raise €0.4 billion of equity along with the conversion of €0.6 billion of loans from the Company into equity in Disneyland Paris. (See Note 6 to the Consolidated Financial Statements.)
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
Hong Kong Disneyland – Hong Kong Disneyland consists of seven themed areas: Adventureland, Fantasyland, Grizzly Gulch, Main Street USA, Mystic Point, Tomorrowland and Toy Story Land. These areas feature themed attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, there are daily parades and a nighttime fireworks extravaganza, Disney in the Stars. In fiscal 2014, Hong Kong Disneyland Resort announced it will open a new themed area at the park based on Marvel’s Iron Man franchise in late 2016.
Hotels – Hong Kong Disneyland Resort includes two themed hotels with a total of 1,000 rooms. In fiscal 2014, HKDL announced a plan to build a third hotel at the resort expected to open in 2017. (See Note 6 to the Consolidated Financial Statements.)
Shanghai Disney Resort
The Company and Shanghai Shendi (Group) Co., Ltd (Shendi) are constructing a Disney resort (Shanghai Disney Resort) in the Pudong district of Shanghai, which will be located on approximately 1,000 acres and will include the Shanghai Disneyland theme park; two themed hotels with a total of 1,220 rooms; a retail, dining and entertainment complex; and an outdoor recreational area. The original planned investment of approximately 29 billion yuan was increased in fiscal 2014 by approximately 5 billion yuan, primarily to fund additional attractions, entertainment and other offerings to increase capacity at the theme park. Construction on the project began in April 2011, with the resort opening date expected to be announced in early calendar 2015. The total investment will be funded in accordance with each partner’s equity ownership percentage, with approximately 67% from equity contributions and 33% from shareholder loans.  Shanghai Disney Resort is owned through two joint venture companies, in which Shendi owns 57% and the Company owns 43%. An additional joint venture management company, in which Disney has a 70% interest and Shendi a 30% interest, is responsible for creating, constructing and operating the resort. The management company will be entitled to receive management fees based on operating performance of the resort.  Shanghai Disney Resort will also pay the Company royalties based on resort revenues.
Tokyo Disney Resort
Tokyo Disney Resort is located on 494 acres of land, six miles east of downtown Tokyo, Japan. The resort includes two theme parks (Tokyo Disneyland and Tokyo DisneySea); three Disney-branded hotels; six independently operated hotels; and a retail, dining and entertainment complex.
The Company earns royalties on revenues generated by the Tokyo Disney Resort, which is owned and operated by Oriental Land Co., Ltd. (OLC), a Japanese corporation in which the Company has no equity interest.
Tokyo Disneyland — Tokyo Disneyland was the first Disney theme park to open outside the U.S. Tokyo Disneyland consists of seven themed areas: Adventureland, Critter Country, Fantasyland, Tomorrowland, Toontown, Westernland and World Bazaar.
Tokyo DisneySea — Tokyo DisneySea, adjacent to Tokyo Disneyland, is divided into seven “ports of call,” including American Waterfront, Arabian Coast, Lost River Delta, Mediterranean Harbor, Mermaid Lagoon, Mysterious Island and Port Discovery.
Hotels and Other Resort Facilities — The resort includes three Disney-branded hotels with a total of more than 1,700 rooms. The resort also includes the Disney Resort Line monorail, which links the theme parks and resort hotels with Ikspiari, a retail, dining and entertainment complex, and Bon Voyage, a Disney-themed merchandise location.
In 2014, OLC announced a 10-year investment plan for Tokyo Disney Resort, which will include an expansion of Fantasyland at Tokyo Disneyland and a new themed area at Tokyo DisneySea.

Disney Vacation Club
The Disney Vacation Club (DVC) offers ownership interests in 12 resort facilities located at the Walt Disney World Resort; Disneyland Resort; Vero Beach, Florida; Hilton Head Island, South Carolina; and Oahu, Hawaii. Available units at each facility are offered for sale under a vacation ownership plan and are operated as hotel rooms when not occupied by vacation club members. The Company’s vacation club units consist of a mix of units ranging from one-bedroom studios to three-bedroom villas. Unit counts in this document are presented in terms of two-bedroom equivalents. DVC had 3,647 vacation club units as of September 27, 2014. The Company is currently constructing a new vacation club property, Disney’s Polynesian Villas and Bungalows, at the Walt Disney World Resort, which is expected to be completed in 2015.
Disney Cruise Line
Disney Cruise Line (DCL) is a four-ship vacation cruise line, which operates out of ports in North America and Europe. The Disney Magic and the Disney Wonder are 85,000-ton 877-stateroom ships, and the Disney Dream and the Disney Fantasy are 130,000-ton 1,250-stateroom ships. DCL caters to families, children, teenagers and adults, with distinctly-themed areas and activities for each group. Many cruise vacations include a visit to Disney’s Castaway Cay, a 1,000-acre private Bahamian island.
Adventures by Disney
Adventures by Disney offers all-inclusive guided vacation tour packages predominantly at non-Disney sites around the world. The Company offered 27 different excursion packages during 2014.
Walt Disney Imagineering
Walt Disney Imagineering provides master planning, real estate development, attraction, entertainment and show design, engineering support, production support, project management and other development services, including research and development for the Company’s Parks and Resorts operations.
Competition and Seasonality
The Company’s theme parks and resorts as well as Disney Cruise Line and Disney Vacation Club compete with other forms of entertainment, lodging, tourism and recreational activities. The profitability of the leisure-time industry may be influenced by various factors that are not directly controllable, such as economic conditions including business cycle and exchange rate fluctuations, travel industry trends, amount of available leisure time, oil and transportation prices, weather patterns and natural disasters.
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
The businesses in the Studio Entertainment segment generate revenue from the distribution of films in the theatrical, home entertainment and television markets, the distribution of recorded music, stage play ticket sales and licensing revenues from live entertainment events. Significant operating expenses include film cost amortization, which consists of production cost and participations and residuals expense amortization, distribution expenses and costs of sales.
The Company distributes films primarily under the Walt Disney Pictures, Pixar, Marvel, Touchstone and Lucasfilm banners. The Company produces and distributes Indian movies through its UTV banner.
In August 2009, the Company entered into an agreement with DreamWorks Studios (DreamWorks) to distribute live-action motion pictures produced by DreamWorks for seven years under the Touchstone Pictures banner for which the Company receives a distribution fee. Under this agreement, the Company has distributed eleven films to date. As part of the agreement, the Company provided loans to DreamWorks, which as of September 27, 2014 totaled $156 million. There is an additional $90 million available to DreamWorks.

Prior to the Company’s acquisition of Marvel, Marvel had licensed the rights to third-party studios to produce and distribute feature films based on certain Marvel properties including Spider-Man, The Fantastic Four and X-Men. Under the licensing arrangements, the third-party studios incur the costs to produce and distribute the films and the Company retains the merchandise licensing rights. Under the licensing arrangement for Spider-Man, the Company pays the third-party studio a licensing fee based on each film’s box office receipts, subject to specified limits. Under the licensing arrangements for The Fantastic Four and X-Men, the third-party studio pays the Company a licensing fee, and the third-party studio receives a share of the Company’s merchandise revenue on these properties. The Company distributes all Marvel-produced films with the exception of The Incredible Hulk, which is distributed by a third-party studio.
Prior to the Company’s acquisition, Lucasfilm produced six Star Wars films (Episodes 1 through 6).  Lucasfilm retained the rights to consumer products related to all of those films and the rights related to television and electronic distribution formats for all of those films, with the exception of the rights for Episode 4, which are owned by a third-party studio.  All of the films are distributed by a third-party studio in the theatrical and home entertainment markets. The theatrical and home entertainment distribution rights for these films revert back to Lucasfilm in May 2020 with the exception of Episode 4, for which these distribution rights are retained in perpetuity by the third-party studio.
Lucasfilm also includes Industrial Light & Magic and Skywalker Sound, which provide visual and audio effects and other post-production services to the Company and third-party producers.
Theatrical Market
We produce and distribute both live-action films and full-length animated films. In the domestic theatrical market, we generally distribute and market our filmed products directly. In most major international markets, we distribute our filmed products directly while in other markets our films are distributed by independent distribution companies or joint ventures. During fiscal 2015, we expect to distribute eleven of our own produced feature films domestically. As of September 27, 2014, the Company has released domestically approximately 997 full-length live-action features and 97 full-length animated features.
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
Domestic and international home entertainment distribution typically starts three to six months after the theatrical release in each market. Home entertainment releases may be distributed in both physical (DVD and Blu-ray) and electronic formats. Titles are generally sold to retailers, such as Wal-Mart and Best Buy and physical rental channels, such as Netflix. However, distribution in the rental channels may be delayed up to 28 days after the start of home entertainment distribution.
As of September 27, 2014, we had approximately 1,400 active produced and acquired titles, including 1,000 live-action titles and 400 animated titles, in the domestic home entertainment marketplace and approximately 2,500 active produced and acquired titles, including 2,000 live-action titles and 500 animated titles, in the international marketplace.
Television Market
Pay-Per-View (PPV)/Video-on-Demand (VOD) — Concurrently with, or up to one month after, home entertainment distribution begins, we license titles to PPV/VOD service providers for electronic delivery to consumers for a specified rental period (e.g. 24 hours).
Pay Television (Pay 1) — There are generally three pay television windows. The first window is generally eighteen months in duration and follows the PPV/VOD window. The Company has licensed exclusive domestic pay television rights to substantially all films released theatrically through calendar year 2015 under the Walt Disney Pictures, Pixar and Touchstone Pictures banners, along with films released under the Marvel banner starting with Iron Man 3 to the Starz pay television service. DreamWorks titles distributed by the Company are licensed to Showtime under a separate agreement.
Free Television (Free 1) — The Pay 1 window is followed by a television window that may last up to 84 months. Motion pictures are usually sold in the Free 1 window to major broadcast networks, including ABC, and basic cable services.

Pay Television 2 (Pay 2) and Free Television 2 (Free 2) — In the U.S., Free 1 is generally followed by a twelve-month Pay 2 window under our license arrangements with Starz and Showtime, and then by a Free 2 window that generally lasts up to 84 months. Packages of the Company’s feature films have been licensed for broadcast under multi-year agreements within the Free 2 window. The Free 2 window is a syndication window where films are licensed both to basic cable networks, subscription video on demand (SVOD) services and to third-party television station groups.
Pay Television 3 (Pay 3) and Free Television 3 (Free 3) — In the U.S., Free 2 is generally followed by a seven-month Pay 3 window under our license arrangements with Starz and Showtime, and then by a Free 3 window. Packages of the Company’s feature films have been licensed for broadcast under multi-year agreements within the Free 3 window. The Free 3 window is a syndication window where films are licensed to basic cable networks and SVOD services.
Following the conclusion of Starz’s exclusive domestic Pay 1, Pay 2 and Pay 3 television rights for films released theatrically through the end of calendar year 2015, Netflix will have exclusive domestic pay television rights for the Pay 1 and Pay 2 windows for films released theatrically through calendar year 2018.
International Television — The Company also licenses its films outside of the U.S. The typical windowing sequence is consistent with the domestic cycle such that titles premiere on television in PPV/VOD then air in pay TV before airing in free TV. Windowing strategies are developed in response to local market practices and conditions, and the exact sequence and length of each window can vary country by country.
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
The Disney Music Group commissions new music for the Company’s motion pictures and television programs, records the songs and licenses the song and recording copyrights to others for printed music, records, audio-visual devices, public performances and digital distribution. Buena Vista Concerts produces live musical concerts with the Company’s intellectual property and artists signed to the Disney Music Group record labels.
Disney Music Publishing controls the copyrights of thousands of musical compositions derived from the Company’s motion picture, television and theme park properties as well as musical compositions written by songwriters under exclusive contract. It is responsible for the management, protection and licensing of the Disney song catalog on a worldwide basis.
Disney Theatrical Group
Disney Theatrical Group develops, produces and licenses live entertainment events. The Company has produced and licensed Broadway productions around the world, including Aladdin, Beauty and the Beast, The Lion King, Elton John & Tim Rice’s Aida, TARZAN®, Mary Poppins (a co-production with Cameron Mackintosh Ltd), The Little Mermaid and Newsies.
Disney Theatrical Group licenses the Company’s intellectual property to Feld Entertainment, the producer of Disney On Ice and Disney Live!. Feld’s newest production, Disney on Ice: Frozen, launched in August 2014 for a North America tour.
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

CONSUMER PRODUCTS
The Consumer Products segment engages with licensees, publishers and retailers throughout the world to design, develop, publish, promote and sell a wide variety of products based on the Company’s intellectual property through its Merchandise Licensing, Publishing and Retail businesses. In addition to using the Company’s film and television properties, Consumer Products also develops its own intellectual property, which can be used across the Company’s businesses.
The Consumer Products segment generates revenue from:

•	licensing characters from our film, television and other properties to third parties for use on consumer merchandise

•	wholesale revenue from publishing children’s books and magazines and comic books

•	sales of merchandise at our retail stores and wholesale business

•	fees charged at our English language learning centers; and

•	sales of merchandise at internet shopping sites
Significant costs include costs of goods sold and distribution expenses, operating labor and retail occupancy costs.
Merchandise Licensing
The Company’s merchandise licensing operations cover a diverse range of product categories, the most significant of which are: toys, apparel, home décor and furnishings, stationery, accessories, health and beauty, food, footwear and consumer electronics. The Company licenses characters from its film, television and other properties for use on third-party products in these categories and earns royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the products. Some of the major properties licensed by the Company include: Mickey and Minnie; the Marvel properties including Spider-Man, The Avengers and Iron Man; Disney Channel properties; Disney Princess; Star Wars; Cars; Frozen; Winnie the Pooh; Planes; Disney Classics; Toy Story; and Monsters. The Company also provides input on the design of individual products and creates exclusive themed and seasonal promotional campaigns for retailers based on the Company’s characters, movies and TV shows.
Publishing
Disney Publishing Worldwide (DPW) creates, distributes, licenses and publishes children’s books, magazine and learning products in print and digital formats and storytelling apps in multiple countries and languages based on the Company’s branded franchises. DPW also operates Disney English, which develops and delivers an English language learning curriculum for Chinese children using Disney content in 33 learning centers in nine cities across China.
Marvel Publishing creates and publishes comic books, and graphic novel collections of comic books, principally in North America in print and digital formats. Marvel Publishing also licenses the right to publish translated versions of these comic books, principally in Europe and Latin America.
Retail
The Company markets Disney-, Marvel- and Lucasfilm-themed products through retail stores operated under the Disney Store name and through internet sites in North America (DisneyStore.com and MarvelStore.com), Western Europe and Japan. The stores, which are generally located in leading shopping malls and other retail complexes, carry a wide variety of Disney merchandise and promote other businesses of the Company. The Company currently owns and operates 210 stores in North America, 73 stores in Europe and 45 stores in Japan. The Company also offers merchandise that it designs and develops under wholesale arrangements.
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

INTERACTIVE
The Interactive segment creates and delivers branded entertainment and lifestyle content across interactive media platforms. Interactive’s primary operations include the production and global distribution of multi-platform games, the licensing of content for games and mobile devices, website management and design for other Company businesses and the development of branded online services.
The Interactive segment generates revenue from:

•	the sale of multi-platform games to retailers and distributors and through micro transactions and subscription fees

•	licensing content to third-party game publishers and mobile phone providers

•	online advertising and sponsorships
Significant costs include product development, cost of goods sold, marketing expenses and distribution expenses.
Games
Interactive develops console, mobile and virtual world games, which are marketed and distributed on a worldwide basis. Disney Infinity, a game that delivers Company content and features a game world that combines physical toys and story-driven gameplay, was our significant console game in release in fiscal 2014. Mobile games are distributed on smartphones and tablets and social networking websites and include Tsum Tsum, Frozen Free Fall and Marvel Avengers Alliance. The Company’s virtual world game is Disney’s Club Penguin. Certain properties are also licensed to third-party video game publishers.
Other Content
Interactive licenses Disney properties and content to mobile phone carriers in Japan. In addition, we develop, publish and distribute interactive family content through a portfolio of platforms including Disney.com, Disney on YouTube and Babble.com and develop and publish apps for moms and families. Interactive also provides website maintenance and design for other Company businesses.
Competition and Seasonality
The Company’s game business competes primarily with other publishers of game software and other types of home entertainment. The Company’s online sites and products compete with a wide variety of other online sites and products. Operating results for the game business fluctuate due to the performance and timing of game releases, which are determined by several factors including theatrical releases and cable programming broadcasts, competition and the timing of holiday periods. Revenues from certain of the Company’s online and mobile operations are subject to similar seasonal trends.

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
A decline in economic activity in the U.S. and other regions of the world in which we do business can adversely affect demand for any of our businesses, thus reducing our revenue and earnings. The most recent decline in economic conditions reduced spending at our parks and resorts, purchase of and prices for advertising on our broadcast and cable networks and owned stations, performance of our home entertainment releases, and purchases of Company-branded consumer products, and similar impacts can be expected should such conditions recur. A decline in economic conditions could also reduce attendance at our parks and resorts, prices that MVPDs pay for our cable programming or subscription levels for our cable programming. Recent instability in European economies has had similar impacts on some of our European operations. Economic conditions can also impair the ability of those with whom we do business to satisfy their obligations to us. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs. Changes in exchange rates for foreign currencies may reduce international demand for our products, increase our labor or supply costs in non-U.S. markets, or reduce the U.S. dollar value of revenue we receive from other markets, and economic or political conditions in a country could reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.
Changes in public and consumer tastes and preferences for entertainment and consumer products could reduce demand for our entertainment offerings and products and adversely affect the profitability of any of our businesses.
Our businesses create entertainment, travel or consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create and distribute filmed entertainment, broadcast and cable programming, online material, electronic games, theme park attractions, hotels and other resort facilities and travel experiences and consumer products that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. Many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside the U.S., and their success therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside as well as inside the U.S. Moreover, we must often invest substantial amounts in film production, broadcast and cable programming, electronic games, theme park attractions, cruise ships or hotels and other resort facilities before we learn the extent to which these products will earn consumer acceptance. If our entertainment offerings and products do not achieve sufficient consumer acceptance, our revenue from advertising sales (which are based in part on ratings for the programs in which advertisements air) or subscription fees for broadcast and cable programming and online services, from theatrical film receipts or home entertainment or electronic game sales, from theme park admissions, hotel room charges and merchandise, food and beverage sales, from sales of licensed consumer products or from sales of our other consumer products and services may decline or fail to grow to the extent we anticipate when making investment decisions and thereby adversely affect the profitability of one or more of our businesses.

Changes in technology and in consumer consumption patterns may affect demand for our entertainment products, the revenue we can generate from these products or the cost of producing or distributing products.
The media entertainment and internet businesses in which we participate increasingly depend on our ability to successfully adapt to shifting patterns of content consumption through the adoption and exploitation of new technologies. New technologies affect the demand for our products, the manner in which our products are distributed to consumers, the sources and nature of competing content offerings, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired audiences. This trend has disrupted and challenged the business model for certain traditional forms of distribution, as evidenced by the industry-wide decline in ratings for broadcast television, the reduction in demand for home entertainment sales of theatrical content and the development of alternative distribution channels for broadcast and cable programming. In order to respond to these developments, we may be required to alter our business models and there can be no assurance that we will successfully respond to these changes, that we will not experience disruption as we develop responses to the changes, or that the business models we develop will be as profitable as our current business models. As a result, the income from our entertainment offerings may decline or increase at slower rates than our historical experience or our expectations when we make investments in products.
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
The unauthorized use of our intellectual property rights may increase the cost of protecting these rights or reduce our revenues. New technologies such as the convergence of computing, communication, and entertainment devices, the falling prices of devices incorporating such technologies, increased broadband internet speed and penetration and increased availability and speed of mobile data transmission have made the unauthorized digital copying and distribution of our films, television productions and other creative works easier and faster and enforcement of intellectual property rights more challenging. The unauthorized use of intellectual property in the entertainment industry generally continues to be a significant challenge for intellectual property rights holders. Inadequate laws or weak enforcement mechanisms to protect intellectual property in one country can adversely affect the results of the Company’s operations worldwide, despite the Company’s efforts to protect its intellectual property rights. These developments require us to devote substantial resources to protecting our intellectual property against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed distribution of our content.
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
Demand for our products and services, particularly our theme parks and resorts, is highly dependent on the general environment for travel and tourism. The environment for travel and tourism, as well as demand for other entertainment products, can be significantly adversely affected in the U.S., globally or in specific regions as a result of a variety of factors beyond our control, including: adverse weather conditions arising from short-term weather patterns or long-term change, catastrophic events or natural disasters (such as excessive heat or rain, hurricanes, typhoons, floods, tsunamis and earthquakes); health concerns; international, political or military developments; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs and computer virus attacks, intrusions or other widespread computing or telecommunications failures, may also damage our ability to provide our products and services or to obtain insurance coverage with respect to these events. In addition, we derive royalties from the sales of our licensed goods and services by third parties and the management of businesses operated under brands licensed from the Company, and we are therefore dependent on the successes of those third parties for that portion of our revenue. A wide variety of factors could influence the success of those third parties and if negative factors significantly impacted a sufficient number of our licensees, that could adversely affect the profitability of one or more of our businesses. We obtain insurance against the risk of losses relating to some of these events, generally including physical damage to our property and resulting business interruption, certain injuries occurring on our property and some liabilities for alleged breach of legal responsibilities. When insurance is obtained it is subject to deductibles, exclusions, terms, conditions and limits of liability. The types and levels of coverage we obtain vary from time to time depending on our view of the likelihood of specific types and levels of loss in relation to the cost of obtaining coverage for such types and levels of loss.
Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.
As changes in our business environment occur we may need to adjust our business strategies to meet these changes or we may otherwise find it necessary to restructure our operations or particular businesses or assets. In addition, external events including acceptance of our theatrical offerings and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. We also make investments in existing or new businesses, including investments in international expansion of our business and in new business lines. In recent years, such investments have included expansion and renovation of certain of our theme park attractions and investment in Shanghai Disney Resort. Some of these investments may have short-term returns that are negative or low and the ultimate business prospects of the businesses may be uncertain. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring.
Turmoil in the financial markets could increase our cost of borrowing and impede access to or increase the cost of financing our operations and investments.
Past disruptions in the U.S. and global credit and equity markets made it difficult for many businesses to obtain financing on acceptable terms. These conditions tended to increase the cost of borrowing and if they recur, our cost of borrowing could increase and it may be more difficult to obtain financing for our operations or investments. In addition, our borrowing costs can be affected by short- and long-term debt ratings assigned by independent rating agencies that are based, in part, on the Company’s performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. Past disruptions in the global financial markets also impacted some of the financial institutions with which we do business. A similar decline in the financial stability of financial institutions could affect our ability to secure credit-worthy counterparties for our interest rate and foreign currency hedging programs and could affect our ability to settle existing contracts.
Increased competitive pressures may reduce our revenues or increase our costs.
We face substantial competition in each of our businesses from alternative providers of the products and services we offer and from other forms of entertainment, lodging, tourism and recreational activities. We also must compete to obtain human resources, programming and other resources we require in operating our business. For example:

•	Our broadcast and cable networks, stations and online offerings compete for viewers with other broadcast, cable and satellite services as well as with home entertainment products and internet usage.

•
Our broadcast and cable networks and stations compete for the sale of advertising time with other broadcast, cable and satellite services, and the internet, as well as with newspapers, magazines and billboards.

•	Our cable networks compete for carriage of their programming with other programming providers.

•	Our broadcast and cable networks compete for the acquisition of creative talent and sports and other programming with other broadcast and cable networks.

•	Our theme parks and resorts compete for guests with all other forms of entertainment, lodging, tourism and recreation activities.

•	Our studio operations compete for customers with all other forms of entertainment.

•	Our studio operations, broadcast and cable networks compete to obtain creative and performing talent, story properties, advertiser support, broadcast rights and market share.

•	Our consumer products segment competes with other licensors, publishers and retailers of character, brand and celebrity names.

•	Our interactive game operations compete with other publishers of console, online and mobile games and other types of home entertainment.
Competition in each of these areas may increase as a result of technological developments and changes in market structure, including consolidation of suppliers of resources and distribution channels. Increased competition may divert consumers from our creative or other products, or to other products or other forms of entertainment, which could reduce our revenue or increase our marketing costs. Such competition may also reduce, or limit growth in, prices for our products and services, including advertising rates and subscription fees at our media networks, parks and resorts admissions and room rates, and prices for consumer products from which we derive license revenues. Competition for the acquisition of resources can increase the cost of producing our products and services.
Sustained increases in costs of pension and postretirement medical and other employee health and welfare benefits may reduce our profitability.
With approximately 180,000 employees, our profitability is substantially affected by costs of pension benefits and current and postretirement medical benefits. We may experience significant increases in these costs as a result of macro-economic factors, which are beyond our control, including increases in the cost of health care. In addition, changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. These macroeconomic factors as well as a decline in the fair value of pension and postretirement medical plan assets may put upward pressure on the cost of providing pension and postretirement medical benefits and may increase future funding requirements. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.
Our results may be adversely affected if long-term programming or carriage contracts are not renewed on sufficiently favorable terms.
We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sporting events and other programs, and contracts for the distribution of our programming to content distributors. As these contracts expire, we must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose programming rights or distribution rights. Even if these contracts are renewed, the cost of obtaining programming rights may increase (or increase at faster rates than our historical experience) or the terms on which we distribute programming (including the breadth of distribution by a carrier) may reduce revenue from distribution of programs (or increase revenue at slower rates than our historical experience). With respect to the acquisition of programming rights, particularly sports programming rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.
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

•
Revenues in our Consumer Products segment are influenced by seasonal consumer purchasing behavior, which generally results in higher revenues during the Company’s first fiscal quarter, and by the timing and performance of theatrical releases and cable programming broadcasts.

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
The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2014 fiscal year and that remain unresolved.

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

Location	Property / Approximate Size	Use	Business Segment(1)
Burbank, CA	Land (52 acres) & Buildings (1,978,000 ft2)	Owned Office/Production/Warehouse	Corp/Studio/Media/CP/P&R

Burbank, CA & surrounding cities(2)	Buildings (1,218,000 ft2)	Leased Office/Warehouse	Corp/Studio/Media/CP/ Interactive

Glendale, CA & surrounding cities(2)	Land (149 acres) & Buildings (2,789,000 ft2)	Owned Office/Warehouse (includes 357,000 ft2 sublet to third-party tenants)	Corp/Studio/Media/CP/ P&R/Interactive

Glendale, CA	Buildings (210,000 ft2)	Leased Office/Warehouse	Corp/Media/P&R

Los Angeles, CA	Land (22 acres) & Buildings (600,000 ft2)	Owned Office/Production/Technical	Media/Studio

Los Angeles, CA	Buildings (342,000 ft2)	Leased Office/Production/Technical/Theater (includes 14,000 ft2 sublet to third-party tenants)	Media/Studio

New York, NY	Land (5 acres) & Buildings (1,418,000 ft2)	Owned Office/Production/Technical	Media/Corp

New York, NY	Buildings (302,000 ft2)	Leased Office/Production/Theater/Warehouse (includes 23,000 ft2 sublet to third-party tenants)	Corp/Studio/Media/Interactive

Bristol, CT	Land (117 acres) & Buildings (962,000 ft2)	Owned Office/Production/Technical	Media

Bristol, CT	Buildings (512,000 ft2)	Leased Office/Warehouse/Technical	Media

Emeryville, CA	Land (20 acres) & Buildings (430,000 ft2)	Owned Office/Production/Technical	Studio

Emeryville, CA	Buildings (89,000 ft2)	Leased Office/Storage (includes 16,000 ft2 sublet to third party tenants)	Studio

San Francisco, CA	Buildings (542,000 ft2)	Leased Office/Production/Technical/Theater	Studio/Media/CP/P&R/Interactive

USA & Canada	Land and Buildings (Multiple sites and sizes)	Owned and Leased Office/ Production/Transmitter/Retail/Theaters/Warehouse	Corp/Studio/Media/CP/ P&R/Interactive

Hammersmith, England	Building (279,500 ft2)	Leased Office	Corp/Studio/Media/CP/ P&R/Interactive

Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Leased Office/Retail/Warehouse	Corp/Studio/Media/CP/ P&R/Interactive

(1)	Corp – Corporate, CP – Consumer Products, P&R – Parks and Resorts

(2)	Surrounding cities include North Hollywood, CA and Sun Valley, CA

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
At September 27, 2014, the executive officers of the Company were as follows:

Name	Age	Title	Executive Officer Since
Robert A. Iger	63	Chairman and Chief Executive Officer(1)	2000
James A. Rasulo	58	Senior Executive Vice President and Chief Financial Officer(2)	2010
Alan N. Braverman	66	Senior Executive Vice President, General Counsel and Secretary	2003
Kevin A. Mayer	52	Executive Vice President, Corporate Strategy and Business Development	2005
Christine M. McCarthy	59	Executive Vice President, Corporate Real Estate, Alliances and Treasurer	2005
Mary Jayne Parker	53	Executive Vice President and Chief Human Resources Officer	2009

(1)	Mr. Iger was appointed Chairman of the Board and Chief Executive Officer effective March 13, 2012. He was President and Chief Executive Officer from October 2, 2005 through that date.

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

	Sales Price
	High	Low
2014
4th Quarter	$91.20	$84.87
3rd Quarter	85.86	76.31
2nd Quarter	83.65	69.85
1st Quarter	74.78	63.10
2013
4th Quarter	67.65	60.41
3rd Quarter	67.89	56.15
2nd Quarter	57.82	48.80
1st Quarter	53.15	46.53
On December 4, 2013, the Company declared a $0.86 per share dividend ($1.5 billion) related to fiscal 2013 for shareholders of record on December 16, 2013, which was paid on January 16, 2014. The Board of Directors has not declared a dividend related to fiscal 2014 as of the date of this report.
As of September 27, 2014, the approximate number of common shareholders of record was 958,420.
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 27, 2014:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 29, 2014 – July 31, 2014	5,614,142	$85.93	5,586,167	87 million
August 1, 2014 – August 31, 2014	6,826,974	88.20	6,804,000	81 million
September 1, 2014 – September 27, 2014	4,017,177	90.08	3,994,854	77 million
Total	16,458,293	87.88	16,385,021	77 million

(1)
73,272 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)
Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On March 22, 2011, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 6. Selected Financial Data
(in millions, except per share data)

	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)
Statements of income
Revenues	$48,813	$45,041	$42,278	$40,893	$38,063
Net income	8,004	6,636	6,173	5,258	4,313
Net income attributable to Disney	7,501	6,136	5,682	4,807	3,963
Per common share
Earnings attributable to Disney
Diluted	$4.26	$3.38	$3.13	$2.52	$2.03
Basic	4.31	3.42	3.17	2.56	2.07
Dividends	0.86	0.75	0.60	0.40	0.35
Balance sheets
Total assets	$84,186	$81,241	$74,898	$72,124	$69,206
Long-term obligations	18,618	17,337	17,876	17,717	16,234
Disney shareholders’ equity	44,958	45,429	39,759	37,385	37,519
Statements of cash flows
Cash provided (used) by:
Operating activities	$9,780	$9,452	$7,966	$6,994	$6,578
Investing activities	(3,345)	(4,676)	(4,759)	(3,286)	(4,523)
Financing activities	(6,710)	(4,214)	(2,985)	(3,233)	(2,663)

(1)
The fiscal 2014 results include a loss resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency ($0.05 per diluted share) (see Note 4 to the Consolidated Financial Statements), restructuring and impairment charges ($0.05 per diluted share), a gain on the sale of property ($0.03 per diluted share) and a portion of a settlement of an affiliate contract dispute ($0.01 per diluted share). These items collectively resulted in a net adverse impact of $0.06 per diluted share.

(2)
During fiscal 2013, the Company completed a cash and stock acquisition for the outstanding capital stock of Lucasfilm for $4.1 billion (see Note 3 to the Consolidated Financial Statements for further discussion). In addition, results for the year include a charge related to the Celador litigation ($0.11 per diluted share) (see Note 14 to the Consolidated Financial Statements), restructuring and impairment charges ($0.07 per diluted share), a charge related to an equity redemption by Hulu (Hulu Equity Redemption) ($0.02 per diluted share) (see Note 3 to the Consolidated Financial Statements), favorable tax adjustments related to an increase in the amount of prior-year foreign earnings considered to be indefinitely reinvested outside of the United States and favorable tax adjustments related to pre-tax earnings in prior years ($0.12 per diluted share) and gains in connection with the sale of our equity interest in ESPN STAR Sports and certain businesses ($0.08 per diluted share) (See Note 4 to the Consolidated Financial Statements). These items collectively resulted in a net adverse impact of $0.01 per diluted share.

(3)
The fiscal 2012 results include a non-cash gain in connection with the acquisition of a controlling interest in UTV ($0.06 per diluted share) (see Note 3 to the Consolidated Financial Statements for further discussion), a recovery of a previously written-off receivable from Lehman Brothers ($0.03 per diluted share), restructuring and impairment charges ($0.03 per diluted share) and costs related to the Disneyland Paris debt refinancing (rounded to $0.00 per diluted share) (see Note 6 to the Consolidated Financial Statements). These items collectively resulted in a net positive benefit of $0.06 per diluted share.

(4)
The fiscal 2011 results include restructuring and impairment charges that rounded to $0.00 per diluted share and a net after tax loss on the sales of businesses including Miramax ($0.02 per diluted share), which collectively resulted in a net adverse impact of $0.02 per diluted share.

(5)
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
(in millions, except per share data)

				% Change Better/(Worse)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues:
Services	$40,246	$37,280	$34,625	8%	8%
Products	8,567	7,761	7,653	10%	1%
Total revenues	48,813	45,041	42,278	8%	7%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(21,356)	(20,090)	(18,625)	(6)%	(8)%
Cost of products (exclusive of depreciation and amortization)	(5,064)	(4,944)	(4,843)	(2)%	(2)%
Selling, general, administrative and other	(8,565)	(8,365)	(7,960)	(2)%	(5)%
Depreciation and amortization	(2,288)	(2,192)	(1,987)	(4)%	(10)%
Total costs and expenses	(37,273)	(35,591)	(33,415)	(5)%	(7)%
Restructuring and impairment charges	(140)	(214)	(100)	35%	>(100)%
Other income/(expense), net	(31)	(69)	239	55%	nm
Interest income/(expense), net	23	(235)	(369)	nm	36%
Equity in the income of investees	854	688	627	24%	10%
Income before income taxes	12,246	9,620	9,260	27%	4%
Income taxes	(4,242)	(2,984)	(3,087)	(42)%	3%
Net income	8,004	6,636	6,173	21%	8%
Less: Net income attributable to noncontrolling interests	(503)	(500)	(491)	(1)%	(2)%
Net income attributable to The Walt Disney Company (Disney)	$7,501	$6,136	$5,682	22%	8%
Earnings per share attributable to Disney:
Diluted	$4.26	$3.38	$3.13	26%	8%
Basic	$4.31	$3.42	$3.17	26%	8%
Weighted average number of common and common equivalent shares outstanding:
Diluted	1,759	1,813	1,818
Basic	1,740	1,792	1,794

Organization of Information
Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Consolidated Results and Non-Segment Items

•	Business Segment Results — 2014 vs. 2013

•	Business Segment Results — 2013 vs. 2012

•	Corporate and Unallocated Shared Expenses

•	Pension and Postretirement Medical Benefit Costs

•	Seven TV Investment

•	Impact of Fiscal Reporting Calendar

•	Liquidity and Capital Resources

•	Contractual Obligations, Commitments and Off Balance Sheet Arrangements

•	Accounting Policies and Estimates

•	Forward-Looking Statements
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
2014 vs. 2013
Revenues for fiscal 2014 increased 8%, or $3.8 billion, to $48.8 billion; net income attributable to Disney increased 22%, or $1.4 billion, to $7.5 billion; and diluted earnings per share attributable to Disney (EPS) for the year increased 26% or $0.88 to $4.26. The EPS increase in fiscal 2014 reflected improved operating performance, a decrease in the weighted average shares outstanding as a result of our share repurchase program and higher investment gains.
Revenues
Service revenues for fiscal 2014 increased 8%, or $3.0 billion, to $40.2 billion driven by the strong worldwide theatrical performance of Frozen, higher MVPD fees (Affiliate Fees) at ESPN, Broadcasting and the domestic Disney Channels, increased average guest spending for admissions and occupancy at our domestic parks and resorts operations, higher advertising revenues at ESPN and an increase in merchandise licensing revenue driven by Frozen and Disney Channel properties.
Product revenues for fiscal 2014 increased 10%, or $0.8 billion, to $8.6 billion reflecting higher worldwide home entertainment revenues driven by Frozen, increased guest spending on food, beverage and merchandise and higher volumes at our domestic parks and resorts operations and growth at our console games business driven by the success of Disney Infinity.
Costs and expenses
Cost of services for fiscal 2014 increased 6%, or $1.3 billion, to $21.4 billion driven by higher programming costs at ESPN and the ABC Television Network and an increase at our domestic parks and resorts due to MyMagic+, higher volumes and labor cost inflation.
Cost of products for fiscal 2014 increased 2%, or $120 million, to $5.1 billion driven by higher home entertainment unit sales, higher costs at our console games business driven by Disney Infinity and labor and other cost inflation and higher volumes at our domestic parks and resorts operations, partially offset by lower average home entertainment per unit costs.
Selling, general, administrative and other costs increased 2%, or $200 million, to $8.6 billion primarily due to higher theatrical marketing expenses driven by more titles in wide release.
Depreciation and amortization costs increased 4%, or $96 million, to $2.3 billion driven by MyMagic+ at our domestic parks and resorts operations.
Restructuring and Impairment Charges
The Company recorded $140 million and $214 million of restructuring and impairment charges in fiscal years 2014 and 2013, respectively. Charges in 2014 were primarily due to severance costs across various of our segments and radio FCC license impairments, which were determined in connection with the plan to sell Radio Disney stations. Charges in fiscal 2013 were due to severance, contract and lease termination costs and intangible and other asset impairments. Charges in each fiscal year were largely driven by organizational and cost structure initiatives across various of our businesses.

Other Income/(Expense), net
Other income/(expense) is as follows (see Note 4 to the Consolidated Financial Statements):

(in millions)	2014	2013
Venezuelan foreign currency translation loss	$(143)	$—
Gain on sale of property	77	—
Celador litigation charge	—	(321)
Gain on sale of equity interest in ESPN STAR Sports (ESS)	—	219
Other (1)	35	33
Other income/(expense), net	$(31)	$(69)

(1) Fiscal 2014 includes income of $29 million representing a portion of a settlement of an affiliate contract dispute in the current year and fiscal 2013 includes gains on the sale of businesses.
Interest Income/(Expense), net
Interest income/(expense), net is as follows:

(in millions)	2014	2013	% Change Better/(Worse)
Interest expense	$(294)	$(349)	16%
Interest and investment income	317	114	>100%
Interest income/(expense), net	$23	$(235)	nm
The decrease in interest expense was due to lower effective interest rates, partially offset by higher average debt balances.
The increase in interest and investment income was primarily due to gains on sales of investments. Interest income also benefited from income on late payments realized in connection with the settlement of an affiliate contract dispute.
Equity in the Income of Investees
Equity in the income of investees increased 24%, or $166 million, to $0.9 billion driven by the absence of a charge in the prior year for our share of expense related to an equity redemption at Hulu LLC (Hulu Equity Redemption).
Effective Income Tax Rate

	2014	2013	Change Better/(Worse)
Effective income tax rate	34.6%	31.0%	(3.6)	ppt
The increase in the effective income tax rate was primarily due to tax benefits recognized in the prior year, which included an increase in prior-year earnings from foreign operations indefinitely reinvested outside the United States that are subject to tax rates lower than the federal statutory income tax rate.
Noncontrolling Interests
Net income attributable to noncontrolling interests for the year increased $3 million to $503 million driven by improved operating results at Hong Kong Disneyland Resort, partially offset by a lower noncontrolling interest impact related to ESPN. The decrease at ESPN was due to lower net income in the current year driven by after-tax gains recognized in the prior year on the sales of a joint venture interest and our ESPN UK business, partially offset by improved operating results.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes.

2013 vs. 2012
Revenues for fiscal 2013 increased 7%, or $2.8 billion, to $45.0 billion; net income attributable to Disney increased 8%, or $454 million, to $6.1 billion; and diluted earnings per share attributable to Disney (EPS) for the year increased 8% or $0.25 to $3.38. The EPS increase in fiscal 2013 reflected improved operating performance and lower net interest expense driven by lower effective interest rates.
Revenues
Service revenues for fiscal 2013 increased 8%, or $2.7 billion, to $37.3 billion driven by higher guest spending for admissions, more passenger cruise ship days, higher attendance and an increase in occupied room nights at our domestic parks and resorts operations, contractual Affiliate Fee growth at ESPN, the domestic Disney Channels and Broadcasting, the strong theatrical performance of Wreck-It Ralph and Oz the Great and Powerful and growth at our merchandise licensing business.
Product revenues of $7.8 billion for fiscal 2013 were relatively flat compared to fiscal 2012, as higher volumes and higher average guest spending on food, beverage and merchandise at our domestic parks and resorts operations and the success of Disney Infinity were largely offset by a decrease in home entertainment units sold.
Costs and expenses
Cost of services for fiscal 2013 increased 8%, or $1.5 billion, to $20.1 billion driven by higher programming costs at ESPN and ABC primetime, higher film cost amortization driven by more theatrical releases and an increase at domestic parks and resorts driven by new guest offerings, labor and other cost inflation and higher volumes.
Cost of products of $4.9 billion for fiscal 2013 was relatively flat compared to fiscal 2012 as higher costs due to volume growth and labor and other cost inflation at our domestic parks and resorts operations and the success of Disney Infinity were largely offset by lower volumes at our home entertainment business.
Selling, general, administrative and other costs increased 5%, or $405 million, to $8.4 billion reflected higher information technology spending driven by MyMagic+ and higher marketing costs due to the fall launch of ABC programming and more theatrical titles in release.
Depreciation and amortization costs increased 10%, or $205 million, to $2.2 billion driven by new guest offerings at our domestic parks and resorts operations.
Restructuring and Impairment Charges
The Company recorded $100 million of restructuring and impairment charges in fiscal 2012 primarily due to severance, lease termination costs and the write-off of an intellectual property asset. These charges were largely due to organizational and cost structure initiatives across various of our businesses.
Other Income/(Expense), net
Other income/(expense) in fiscal 2012 is as follows (see Note 4 to the Consolidated Financial Statements):

(in millions)	2012
Gain related to the acquisition of UTV	184
Lehman recovery	79
DLP debt charge	(24)
Other income/(expense), net	$239

Net Interest Expense
Net interest expense is as follows:

(in millions)	2013	2012	% Change Better/(Worse)
Interest expense	$(349)	$(472)	26%
Interest and investment income	114	103	11%
Net interest expense	$(235)	$(369)	36%
The decrease in interest expense was due to lower effective interest rates.
The increase in interest and investment income was due to gains on sales of investments, partially offset by higher write-downs of investments.
Equity in the Income of Investees
Equity in the income of investees increased 10%, or $61 million, to $0.7 billion due to a charge for our share of expense related to the Hulu Equity Redemption.
Effective Income Tax Rate

	2013	2012	Change Better/(Worse)
Effective income tax rate	31.0%	33.3%	2.3	ppt
The effective tax rate decreased 2.3 percentage points for the year primarily due to an increase in the amount of prior-year foreign earnings considered to be indefinitely reinvested outside of the United States that are subject to foreign tax rates lower than the federal statutory income tax rate and from favorable tax adjustments related to pre-tax earnings in prior years.
Noncontrolling Interests
Net income attributable to noncontrolling interests for the year increased $9 million to $500 million due to higher net income at ESPN. This increase was partially offset by a higher allocation of expense to the noncontrolling interest at Hong Kong Disneyland Resort due to higher recognition of royalty and management fee expense. Additionally the impact of pre-opening costs at Shanghai Disney Resort also reduced net income attributable to noncontrolling interests.
Certain Items Impacting Comparability
Results for fiscal 2014 were impacted by the following:

•	A Venezuelan foreign currency translation loss of $143 million

•	Restructuring and impairment charges totaling $140 million

•	A $77 million gain on the sale of a property

•	Income of $29 million representing a portion of a settlement of an affiliate contract dispute
Results for fiscal 2013 were impacted by the following:

•	A $321 million charge related to the Celador litigation

•	Restructuring and impairment charges totaling $214 million

•	A $55 million charge for our share of expense related to the Hulu Equity Redemption. See Note 3 to the Consolidated Financial Statements for further discussion

•
A tax benefit related to an increase in the amount of prior-year foreign earnings considered to be indefinitely reinvested outside of the United States and favorable tax adjustments related to pre-tax earnings in prior years, which together totaled $207 million

•	A $219 million gain on the sale of our 50% interest in ESS and gains of $33 million on the sale of certain businesses

Results for fiscal 2012 were impacted by the following:

•	A $184 million non-cash gain recorded in connection with the acquisition of a controlling interest in UTV (UTV Gain)

•	$79 million for the recovery of a receivable from Lehman Brothers that was written off in fiscal 2008 as a result of the Lehman Brothers bankruptcy (Lehman recovery)

•	Restructuring and impairment charges totaling $100 million

•	A $24 million net charge related to the refinancing of Disneyland Paris borrowings (DLP debt charge)
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)	After-Tax Income/(Loss)	EPS Favorable/(Adverse) (1)
Year Ended September 27, 2014:
Venezuela foreign currency translation loss(2)	$(143)	$53	$(90)	$(0.05)
Restructuring and impairment charges	(140)	48	(92)	(0.05)
Gain on sale of property(2)	77	(28)	49	0.03
Settlement income(2)	29	(11)	18	0.01
Other(2)	6	(2)	4	—
Total	$(171)	$60	$(111)	$(0.06)

Year Ended September 28, 2013:
Celador litigation charge(2)	$(321)	$119	$(202)	$(0.11)
Restructuring and impairment charges	(214)	78	(136)	(0.07)
Hulu Equity Redemption charge(3)	(55)	20	(35)	(0.02)
Gain on sale of businesses and equity interest in ESS(2)	252	(48)	204	0.08
Favorable tax adjustments	—	207	207	0.12
Total	$(338)	$376	$38	$(0.01)

Year Ended September 29, 2012:
UTV Gain(2)	$184	$(68)	$116	$0.06
Lehman recovery(2)	79	(29)	50	0.03
Restructuring and impairment charges	(100)	37	(63)	(0.03)
DLP debt charge(2)	(24)	4	(20)	—
Total	$139	$(56)	$83	$0.06

(1)	EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.

(2)	Recorded in "Other income/(expense), net" in the Consolidated Statements of Income.

(3)	See Note 3 of the Consolidated Financial Statements for discussion of the Hulu Equity Redemption Charge.

BUSINESS SEGMENT RESULTS — 2014 vs. 2013
Below is a discussion of the major revenue and expense categories for our business segments. Costs and expenses for each segment consist of operating expenses, selling, general, administrative and other expenses and depreciation and amortization. Selling, general, administrative and other costs include third-party and internal marketing expenses.
Our Media Networks segment generates revenue from Affiliate Fees charged to MVPDs and ABC affiliated stations, advertising revenues from the sale to advertisers of time in programs for commercial announcements and other revenues, which include the sale and distribution of television programming. Significant operating expenses include amortization of programming, production, participations and residuals costs, technical support costs, distribution costs and operating labor.

Our Parks and Resorts segment generates revenue from the sale of admissions to theme parks, the sale of food, beverage and merchandise, charges for room nights at hotels, sales of cruise vacation packages and sales and rentals of vacation club properties. Significant operating expenses include operating labor, costs of sales and infrastructure costs. Infrastructure costs include information systems expense, repairs and maintenance, utilities, property taxes, insurance and transportation.
Our Studio Entertainment segment generates revenue from the distribution of films in the theatrical, home entertainment and television and SVOD markets (TV/SVOD), ticket sales for live stage plays, music distribution and licensing of live entertainment events. Significant operating expenses include amortization of production, participations and residuals costs, distribution expenses and costs of sales.
Our Consumer Products segment generates revenue from licensing characters from our film, television and other properties to third parties for use on consumer merchandise, publishing children’s books and magazines and comic books, operating retail stores and internet shopping sites, the sale of merchandise to retailers and operating English language learning centers. Significant operating expenses include costs of goods sold and distribution expenses, operating labor and retail occupancy costs.
Our Interactive segment generates revenue from the development and sale of multi-platform games, subscriptions to and micro transactions for online and mobile games, licensing content for Disney-branded mobile phones in Japan, and online advertising and sponsorships. We also license our properties to third-party game publishers. Significant operating expenses include cost of goods sold, distribution expense and product development.

				% Change Better/(Worse)
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues:
Media Networks	$21,152	$20,356	$19,436	4%	5%
Parks and Resorts	15,099	14,087	12,920	7%	9%
Studio Entertainment	7,278	5,979	5,825	22%	3%
Consumer Products	3,985	3,555	3,252	12%	9%
Interactive	1,299	1,064	845	22%	26%
	$48,813	$45,041	$42,278	8%	7%
Segment operating income (loss):
Media Networks	$7,321	$6,818	$6,619	7%	3%
Parks and Resorts	2,663	2,220	1,902	20%	17%
Studio Entertainment	1,549	661	722	>100%	(8)%
Consumer Products	1,356	1,112	937	22%	19%
Interactive	116	(87)	(216)	nm	60%
	$13,005	$10,724	$9,964	21%	8%

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

				% Change Better/(Worse)
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Segment operating income	$13,005	$10,724	$9,964	21%	8%
Corporate and unallocated shared expenses	(611)	(531)	(474)	(15)%	(12)%
Restructuring and impairment charges	(140)	(214)	(100)	35%	>(100)%
Other income/(expense), net	(31)	(69)	239	55%	nm
Interest income/(expense), net	23	(235)	(369)	nm	36%
Hulu Equity Redemption charge	—	(55)	—	—%	nm
Income before income taxes	$12,246	$9,620	$9,260	27%	4%

Media Networks
Operating results for the Media Networks segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 27, 2014	September 28, 2013
Revenues
Affiliate Fees	$10,632	$10,018	6%
Advertising	8,031	7,923	1%
Other	2,489	2,415	3%
Total revenues	21,152	20,356	4%
Operating expenses	(11,794)	(11,261)	(5)%
Selling, general, administrative and other	(2,643)	(2,768)	5%
Depreciation and amortization	(250)	(251)	—%
Equity in the income of investees	856	742	15%
Operating Income	$7,321	$6,818	7%
Revenues
The 6% increase in Affiliate Fee revenue was due to an increase of 8% from higher contractual rates and an increase of 1% from an increase in subscribers, partially offset by a decrease of 2% due to the sale of our ESPN UK business in the fourth quarter of the prior year and a decrease of 1% due to unfavorable foreign currency translation impacts. The increase in subscribers was driven by international subscriber growth and the launch of the SEC Network, partially offset by a decline in domestic subscribers.
The 1% increase in advertising revenues was due to an increase of $165 million at Cable Networks, from $3,963 million to $4,128 million, partially offset by a decrease of $57 million at Broadcasting, from $3,960 million to $3,903 million. The increase at Cable Networks was driven by a 6% increase from higher rates and a 3% increase from more units delivered, partially offset by a 4% decrease from lower ratings. The decrease in advertising revenues at Broadcasting was due to a 2% decrease from lower units delivered, a 1% decrease due to lower owned television stations revenue and a 1% decrease from lower network ratings, partially offset by a 2% increase due to higher network rates.
Other revenue increased $74 million from $2,415 million to $2,489 million driven by the inclusion of revenues from Maker Studios, Lucasfilm SVOD sales and higher international program syndication fees at ESPN.

Costs and Expenses
Operating expenses include programming and production costs, which increased $526 million from $9,703 million to $10,229 million. At Cable Networks, programming and production costs increased $378 million due to contractual rate increases for sports programming rights and the airing of FIFA World Cup soccer, partially offset by a decrease as a result of the sale of our ESPN UK business and lower production costs for international X Games events that have been discontinued. At Broadcasting, programming and production costs increased $148 million due to a contractual rate increase for Modern Family and higher program write-offs.
Selling, general, administrative and other costs decreased $125 million from $2,768 million to $2,643 million driven by lower marketing and labor costs. Marketing costs declined at the domestic Disney Channels and ESPN, partially offset by an increase at the international Disney Channels driven by a new channel in Germany that was launched in January 2014 and higher affiliate support in Latin America. Lower marketing costs at the domestic Disney Channels reflected decreased affiliate marketing support including the absence of prior-year costs to launch the Watch Disney Channel apps. The decrease at ESPN was due to the sale of the ESPN UK business. The reduction in labor costs was driven by lower pension costs.
Equity in the Income of Investees
Income from equity investees increased $114 million from $742 million to $856 million primarily due to an increase at AETN driven by higher advertising and affiliate revenues.

Segment Operating Income
Segment operating income increased 7%, or $503 million, to $7,321 million due to increases at ESPN, the domestic Disney Channels, AETN, ABC Family, the owned television stations and the ABC Television Network, partially offset by a decrease at the international Disney Channels.
The following table provides supplemental revenue and operating income detail for the Media Networks segment:

	Year Ended		% Change Better / (Worse)
(in millions)	September 27, 2014	September 28, 2013
Revenues
Cable Networks	$15,110	$14,453	5%
Broadcasting	6,042	5,903	2%
	$21,152	$20,356	4%
Segment operating income
Cable Networks	$6,467	$6,047	7%
Broadcasting	854	771	11%
	$7,321	$6,818	7%
Restructuring and impairment charges and Other income/(expense), net
The Company recorded charges of $78 million, $85 million and $14 million related to Media Networks for fiscal years 2014, 2013 and 2012, respectively. The charges in fiscal 2014 were due to radio FCC license and investment impairments and severance. The severance charges resulted from organizational and cost structure initiatives. The charges in fiscal 2013 were primarily for severance and contract settlement costs. The charges in fiscal 2012 were primarily related to severance. The fiscal 2014 radio FCC license impairments were determined in connection with the plan to sell Radio Disney stations. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income. The Company recorded a $100 million loss related to Cable Networks in fiscal 2014 resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in "Other income/(expense), net" in the Consolidated Statements of Income.

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 27, 2014	September 28, 2013
Revenues
Domestic	$12,329	$11,394	8%
International	2,770	2,693	3%
Total revenues	15,099	14,087	7%
Operating expenses	(9,106)	(8,537)	(7)%
Selling, general, administrative and other	(1,856)	(1,960)	5%
Depreciation and amortization	(1,472)	(1,370)	(7)%
Equity in the loss of investees	(2)	—	nm
Operating Income	$2,663	$2,220	20%
Revenues
Parks and Resorts revenues increased 7%, or $1.0 billion, to $15.1 billion due to an increase of $935 million at our domestic operations and an increase of $77 million at our international operations.
Revenue growth of 8% at our domestic operations reflected increases of 5% from higher average guest spending and 2% from higher volumes. Increased guest spending was primarily due to higher average ticket prices for admissions at our theme parks and for sailings at our cruise line and increased food, beverage and merchandise spending. Higher volumes were due to attendance growth and higher occupied room nights.
Revenue growth of 3% at our international operations reflected a 4% increase from higher average guest spending and a 1% increase from foreign currency translation, partially offset by a 3% decrease from lower volumes. Guest spending growth was due to higher average ticket prices and higher merchandise, food and beverage spending. Lower volumes were due to decreases in attendance and occupied room nights at Disneyland Paris.
The following table presents supplemental attendance, per capita theme park guest spending and hotel statistics:

	Domestic		International (2)		Total
	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2014	Fiscal Year 2013
Parks
Increase/ (decrease)
Attendance	3%	4%	(3)%	(2)%	1%	2%
Per Capita Guest Spending	7%	8%	7%	4%	7%	7%
Hotels (1)
Occupancy	83%	79%	78%	81%	82%	80%
Available Room Nights (in thousands)	10,470	10,558	2,466	2,466	12,936	13,024
Per Room Guest Spending	$280	$267	$319	$312	$287	$276

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending and per room guest spending are stated at prior-year foreign currency exchange rates to remove the impact of foreign currency translation. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.36, $1.31 and $1.30 for fiscal years 2014, 2013 and 2012, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased $139 million from $4,094 million to $4,233 million, cost of sales, which increased $77 million from $1,348 million to $1,425 million, and infrastructure costs, which increased $99 million from $1,755 million to $1,854 million. The increase in operating labor was primarily due to inflation, new guest offerings, including MyMagic+, and higher volumes, partially offset by lower pension and postretirement medical costs. The increase in cost of sales was due to higher volumes and inflation. The increase in infrastructure costs was due to the roll out of MyMagic+. In addition, other operating expenses increased driven by higher volumes.
Selling, general, administrative and other costs decreased $104 million from $1,960 million to $1,856 million due to the absence of development costs for MyMagic+, partially offset by higher marketing and sales costs and higher pre-opening costs at Shanghai Disney Resort. In the current year, costs for MyMagic+ are included in operating expenses as MyMagic+ has been made available to guests. Higher marketing and sales costs were driven by marketing for new guest offerings.
The increase in depreciation and amortization was due to MyMagic+.
Segment Operating Income
Segment operating income increased 20%, or $443 million, to $2,663 million due to growth at our domestic operations partially offset by a decrease at Disneyland Paris.

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 27, 2014	September 28, 2013
Revenues
Theatrical distribution	$2,431	$1,870	30%
Home entertainment	2,094	1,750	20%
Television and SVOD distribution and other	2,753	2,359	17%
Total revenues	7,278	5,979	22%
Operating expenses	(3,137)	(3,012)	(4)%
Selling, general, administrative and other	(2,456)	(2,145)	(14)%
Depreciation and amortization	(136)	(161)	16%
Operating Income	$1,549	$661	>100%

Revenues
The increase in theatrical distribution revenue was due to the performance of Frozen in the current year. The benefit of three Marvel titles and Maleficent in the current year was essentially offset by one Marvel title, the animated titles Monsters University and Wreck-It Ralph, and Oz The Great And Powerful in the prior year.
Growth in home entertainment revenue reflected a 13% increase from higher unit sales and a 9% increase from higher average net effective pricing. Growth in unit sales was due to sales of new releases reflecting the performance of Frozen. Higher pricing was primarily due to an increase in the current year sales mix of new releases, which have a higher relative sales price compared to catalog titles. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns. Other significant titles in release included Monsters University, Marvel’s Thor: The Dark World, Planes and Marvel’s Captain America 2: The Winter Soldier in the current year compared to Brave, Wreck-It Ralph, Marvel’s Iron Man 3, Oz The Great And Powerful and Marvel’s The Avengers in the prior year.
Higher TV/SVOD distribution and other revenue reflected an increase of 16% from other revenues due to an increase at Lucasfilm’s special effects business driven by higher volume and inclusion of a full year of results (Lucasfilm was acquired in December 2012), higher stage play revenues due to more productions in the current year and higher music distribution revenues reflecting the success of the Frozen soundtrack.

Costs and Expenses
Operating expenses include a decrease of $4 million in film cost amortization, from $1,806 million to $1,802 million, driven by a lower average amortization rate due to the success of Frozen compared to titles in the prior year, which was essentially offset by the impact of higher revenues. Operating expenses also include distribution costs and cost of goods sold, which increased $129 million, from $1,206 million to $1,335 million. The increase was driven by higher revenues from Lucasfilm’s special effects business, more stage play productions and increased music sales, partially offset by a decrease at home entertainment. Lower home entertainment distribution costs and cost of goods sold were primarily due to lower average per unit costs, which included the benefit of cost saving initiatives, partially offset by an increase in units sold.
Selling, general, administrative and other costs increased $311 million from $2,145 million to $2,456 million primarily due to higher theatrical marketing expenses driven by more titles in wide release.
The decrease in depreciation and amortization was due to lower amortization of intangible assets.
Segment Operating Income
Segment operating income increased $888 million to $1,549 million due to increases in home entertainment and theatrical distribution.
Restructuring and impairment charges and Other income/(expense), net
The Company recorded charges of $7 million, $18 million and $18 million related to Studio Entertainment for fiscal years 2014, 2013 and 2012, respectively. The charges in fiscal 2014 and 2013 were primarily for severance costs from organizational and cost structure initiatives. The charges in fiscal 2012 were primarily due to an impairment of an intangible asset. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income. The Company recorded a $31 million loss related to Studio Entertainment in fiscal 2014 resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in "Other income/(expense), net" in the Consolidated Statements of Income.
Consumer Products
Operating results for the Consumer Products segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 27, 2014	September 28, 2013
Revenues
Licensing and publishing	$2,538	$2,254	13%
Retail and other	1,447	1,301	11%
Total revenues	3,985	3,555	12%
Operating expenses	(1,683)	(1,566)	(7)%
Selling, general, administrative and other	(778)	(731)	(6)%
Depreciation and amortization	(168)	(146)	(15)%
Operating Income	$1,356	$1,112	22%
Revenues
The 13% increase in licensing and publishing revenues was due to a 12% increase from our licensing business driven by performance of merchandise based on Frozen, Disney Channel, Mickey and Minnie, Planes and Spider-Man partially offset by lower earned revenue from Cars and Monsters merchandise.
The 11% increase in retail and other revenue was from our retail business, due to comparable store sales growth in our key markets, higher online sales in North America and Europe and a new wholesale distribution business in North America, which launched in the fourth quarter of the prior year. These increases were partially offset by a decrease from store closures in Europe.

Costs and Expenses
Operating expenses included an increase of $39 million in cost of goods sold, from $641 million to $680 million, due to higher sales at our retail business including the wholesale distribution business in North America. Operating expenses also include labor, distribution and occupancy costs, which increased $60 million from $810 million to $870 million. The increase was primarily due to higher third-party royalty expense at our merchandise licensing business and higher labor and distribution costs at our retail business.
Selling, general, administrative and other costs increased $47 million from $731 million to $778 million driven by higher labor costs and higher technology development costs.
The increase in depreciation and amortization was driven by a full period of intangible asset amortization related to Lucasfilm.
Segment Operating Income
Segment operating income increased 22% to $1,356 million due to increases at our merchandise licensing and retail businesses.
Restructuring and impairment charges and Other income/(expense), net
The Company recorded charges of $0, $49 million and $34 million related to Consumer Products for fiscal years 2014, 2013 and 2012, respectively. The charges in fiscal 2013 and fiscal 2012 were primarily due to severance costs from organizational and cost structure initiatives. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income. The Company recorded a $16 million loss related to Consumer Products in fiscal 2014 resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in "Other income/(expense), net" in the Consolidated Statements of Income.

Interactive
Operating results for the Interactive segment are as follows:

	Year Ended (1)		% Change Better / (Worse)
(in millions)	September 27, 2014	September 28, 2013
Revenues
Games	$1,056	$812	30%
Other content	243	252	(4)%
Total revenues	1,299	1,064	22%
Operating expenses	(700)	(658)	(6)%
Selling, general, administrative and other	(460)	(449)	(2)%
Depreciation and amortization	(23)	(44)	48%
Operating Income/(Loss)	$116	$(87)	nm

(1) Certain reclassifications have been made to the revenue amounts presented for fiscal 2013 to conform to the fiscal 2014 presentation. The principal change was to reclassify game-related revenue from our Japan mobile business from Other content to Games.

Revenues
Games revenues grew $244 million from $812 million to $1,056 million due to increases of 24% from sales of console games and 10% from social/mobile games. The increase in sales of console games was due to the success of the Disney Infinity franchise, partially offset by the performance of Epic Mickey 2 in the prior year. The current year benefited from the launch of Disney Infinity 2.0 on September 23, 2014 and higher sales of Disney Infinity 1.0, which was launched on August 18, 2013. The increase in social/mobile games revenue was driven by performance of Tsum Tsum and Frozen Free Fall, partially offset by a decrease as a result of discontinued games.
Revenue from other content decreased $9 million from $252 million to $243 million primarily due to the expiration of a distribution contract in the current year and lower online advertising revenues, partially offset by an increase in revenue at our mobile phone business in Japan. The increase in revenue at our mobile phone business in Japan was due to higher handset sales.

Costs and Expenses
Operating expenses reflected an $86 million increase in cost of sales from $332 million to $418 million, partially offset by a $44 million decrease in product development from $326 million to $282 million. The increase in cost of sales was due to higher Disney Infinity sales volume, partially offset by fewer units sold of other titles. Lower product development costs reflected fewer titles in development and the benefit of restructuring activities.
The decrease in depreciation and amortization was driven by lower amortization of intangible assets.
Segment Operating Income/(Loss)
Segment operating results improved from a loss of $87 million to income of $116 million due to growth at our games business and higher licensing fees from our mobile phone business in Japan.
Restructuring and Impairment Charges
The Company recorded charges totaling $44 million, $11 million and $21 million related to Interactive for fiscal years 2014, 2013 and 2012, respectively, which were primarily severance costs for organizational and cost structure initiatives. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

BUSINESS SEGMENT RESULTS – 2013 vs. 2012
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
The increase in other revenues was due to higher program sales at Broadcasting, the inclusion of revenues from Lucasfilm and higher international program syndication fees at ESPN, partially offset by lower royalties from MVPD distribution of our programs. Higher program sales reflected increased subscription revenues from programs distributed through Hulu.com. Syndication sales were comparable to the prior year as increases driven by Scandal, Revenge, Katie and Once Upon a Time were offset by decreases from Desperate Housewives, Castle and Grey’s Anatomy.

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
Selling, general, administrative and other costs increased $117 million from $2,651 million to $2,768 million driven by higher marketing costs related to the fall launch of the ABC primetime season and an increase in labor related costs.
Equity in the Income of Investees
Income from equity investees increased to $742 million in the current year from $627 million in the prior year due to an increase at AETN primarily due to higher advertising and affiliate revenues, partially offset by higher sales and marketing and programming costs. The increase in equity income from AETN includes the benefit from an increase in the Company’s ownership interest from 42% to 50%.
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

Revenue growth of 10% at our domestic operations reflected a 5% increase from higher average guest spending and a 4% increase from volume. Increased guest spending was due to higher average ticket prices, food, beverage and merchandise spending, and average daily hotel room rates. Higher volume was due to park attendance growth, increased passenger cruise days and higher occupied room nights at Walt Disney World Resort and, to a lesser extent, at the Disneyland Resort. Higher passenger cruise days reflected the launch of the Disney Fantasy in March 2012, while the increase in occupied room nights at Walt Disney World Resort reflected the opening of Disney’s Art of Animation Resort in May 2012.
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

(2)
Per capita guest spending and per room guest spending are stated at prior-year foreign exchange rates to remove the impact of foreign currency translation. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.31, $1.30 and $1.39 for fiscal years 2013, 2012 and 2011, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased by $269 million from $3,825 million to $4,094 million, cost of sales, which increased by $54 million from $1,294 million to $1,348 million, and infrastructure costs, which increased by $250 million from $1,505 million to $1,755 million. Higher operating labor was due to new guest offerings and labor cost inflation. The increase in cost of sales was primarily due to higher volumes partially offset by a lower costs per unit mix of vacation club units, reflecting sales at the Grand Floridian, which is a higher margin property. The increase in infrastructure costs was driven by new guest offerings and the absence of business interruption insurance proceeds collected in 2012 related to the impact of the 2011 earthquake and tsunami in Japan on Tokyo Disney Resort. Significant new guest offerings that drove increased operating labor and infrastructure costs included a full year of operating the Disney Fantasy, pre-opening costs at Shanghai Disney Resort, the expansion of Disney California Adventure and a full year of Disney’s Art of Animation Resort at Walt Disney World Resort.

Selling, general, administrative and other costs increased $111 million from $1,849 million to $1,960 million primarily due to information technology spending related to MyMagic+.

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

Revenues
Higher theatrical distribution revenues were driven by two Disney feature animation releases in the current year, Wreck-It Ralph and Planes, compared to none in the prior year. Other significant titles in release were Marvel’s Iron Man 3, Monsters University, Oz The Great and Powerful, The Lone Ranger and Lincoln in the current year compared to Marvel’s The Avengers, Brave, John Carter and The Muppets in the prior year.
Lower home entertainment revenue reflected a 19% decrease from a decline in unit sales. The decrease in unit sales was driven by the performance of Brave, Wreck-It Ralph and Marvel’s Iron Man 3 in the current year compared to Marvel’s The Avengers, Cars 2, The Lion King Diamond Release and Pirates of the Caribbean: On Stranger Tides in the prior year along with lower catalog sales.
The increase in TV/SVOD distribution and other revenue was driven by domestic SVOD sales of library titles in the current year and the inclusion of Lucasfilm’s special effects business.
Cost and Expenses
Operating expenses included an increase of $121 million in film cost amortization, from $1,685 million to $1,806 million, driven by more significant titles in theatrical release in the current year, including the two feature animation releases, and higher TV/SVOD revenues. These increases were partially offset by the impact of lower home entertainment unit sales and lower film impairments. Lower film impairments reflected the write-down of The Lone Ranger in the current year compared to the write-down of John Carter and higher development costs write-offs in the prior year. Operating expenses also include distribution costs and cost of goods sold, which decreased $17 million from $1,223 million to $1,206 million driven by a decline in home entertainment unit sales, partially offset by the inclusion of Lucasfilm’s special effects business.
Selling, general, administrative and other costs increased $92 million from $2,053 million to $2,145 million primarily due to higher theatrical marketing expenses driven by two Disney feature animation releases in the current year compared to none in the prior year, partially offset by a decrease in home entertainment marketing.
The increase in depreciation and amortization was due to amortization of intangible assets resulting from the acquisition of Lucasfilm.
Segment Operating Income
Segment operating income decreased 8% to $661 million primarily due to lower results at our home entertainment business, partially offset by an increase in TV/SVOD distribution results and lower film cost write-downs.

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
Revenues
The 10% increase in licensing and publishing revenues was due to increases of 8% from our licensing business and 2% from our publishing business. The increase at licensing was due to the inclusion of revenues from Lucasfilm and the performance of merchandise based on Disney Junior, Monsters University, Mickey and Minnie, Iron Man and Planes partially offset by lower earned revenue from Cars and Winnie the Pooh merchandise. Merchandise Licensing growth also benefited from higher recognition of minimum guarantees and a licensee audit settlement. The increase at publishing was due to international sales of books based on Disney Channel properties and higher revenues at our English language learning centers in China.
The 9% increase in retail and other revenue was from our retail business, due to comparable store sales growth in our key markets, a new wholesale distribution business in North America, higher online sales in North America and Europe, and the benefit of store format changes in North America and Japan. These increases were partially offset by an unfavorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Japanese yen.
Costs and Expenses
Operating expenses included an increase of $48 million in cost of goods sold, from $593 million to $641 million, due to higher sales at our retail business. Operating expenses also include distribution, labor and occupancy costs, which decreased $4 million from $814 million to $810 million. The decrease was due to lower third-party royalty expense and the favorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Japanese yen, partially offset by higher labor, distribution and occupancy costs at our retail business.
Selling, general, administrative and other costs increased $45 million from $686 million to $731 million primarily due to the inclusion of Lucasfilm and higher technology development costs.
The increase in depreciation and amortization was due to amortization of intangible assets resulting from the acquisition of Lucasfilm.
Segment Operating Income
Segment operating income increased 19% to $1,112 million due to increases at our licensing, retail and publishing businesses.

Interactive
Operating results for the Interactive segment are as follows:

	Year Ended (1)		% Change Better / (Worse)
(in millions)	September 28, 2013	September 29, 2012
Revenues
Games	$812	$591	37%
Other content	252	254	(1)%
Total revenues	1,064	845	26%
Operating expenses	(658)	(583)	(13)%
Selling, general, administrative and other	(449)	(429)	(5)%
Depreciation and amortization	(44)	(49)	10%
Operating Loss	$(87)	$(216)	60%

(1) Certain reclassifications have been made to the revenue amounts presented for fiscal 2013 and fiscal 2012 to conform to the fiscal 2014 presentation. The principal change was to reclassify game-related revenue from our Japan mobile business from Other content to Games.

Revenues
The increase in games revenue was due to an increase of 26% from higher self-published console game revenues due to the fourth quarter release of Disney Infinity 1.0 and 7% due to the inclusion of Lucasfilm’s interactive games business.
Other content revenue was essentially flat as an unfavorable impact of foreign currency translation from the strengthening of the U.S. dollar against the Japanese yen and lower online advertising revenues were offset by higher revenues at our Japan mobile business due to a licensing agreement that started in February 2012.
Costs and Expenses
Operating expenses included an $80 million increase in cost of sales from $252 million to $332 million and a $5 million decrease in product development costs from $331 million to $326 million. Higher cost of sales was due to the release of Disney Infinity 1.0 and the inclusion of Lucasfilm.
Selling, general, administrative and other costs increased $20 million from $429 million to $449 million due to higher marketing costs at our console games business in connection with the release of Disney Infinity 1.0, partially offset by the favorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Japanese yen.
Segment Operating Loss
Segment operating loss decreased from $216 million to $87 million due to improved results at our console games and Japan mobile businesses.

CORPORATE AND UNALLOCATED SHARED EXPENSES
Corporate and unallocated shared expenses are as follows:

				% Change Better/(Worse)
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Corporate and unallocated shared expenses	$(611)	$(531)	$(474)	(15)%	(12)%
Corporate and unallocated shared expenses in fiscal 2014 increased $80 million from fiscal 2013 due to higher incentive compensation costs and charitable contributions.
Corporate and unallocated shared expenses in fiscal 2013 increased $57 million from fiscal 2012 reflecting higher incentive compensation costs and charitable contributions.

PENSION AND POSTRETIREMENT MEDICAL BENEFIT COSTS
Pension and postretirement medical benefit plan costs affect results in all of our segments, with approximately one-third of these costs being borne by the Parks and Resorts segment. The Company recognized pension and postretirement medical benefit plan expenses of $309 million, $698 million and $626 million for fiscal years 2014, 2013 and 2012, respectively. The decrease in fiscal 2014 was driven by an increase in the assumed discount rate used to measure the present value of plan obligations. The assumed discount rate reflects market rates for high-quality corporate bonds currently available and was determined by considering the average of yield curves constructed from a large population of high-quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.
In fiscal 2015, we expect pension and postretirement medical costs to increase to approximately $460 million. The increase in pension and postretirement medical costs is driven by a lower assumed discount rate and updated assumed mortality rates to reflect life expectancy improvements. The decrease in the discount rate and the update to our assumed mortality rates also resulted in an increase in the underfunded status of our plans from $1.9 billion to $3.5 billion and an increase in unrecognized pension and postretirement medical expense to $3.5 billion ($2.2 billion after tax) from $2.0 billion ($1.2 billion after tax). If our future investment returns do not exceed our long-term expected returns and/or discount rates do not increase, a significant portion of the unrecognized pension and postretirement medical costs will be recognized as a net actuarial loss in our income statement over approximately the next 10 years. See Note 10 to the Consolidated Financial Statements for further details of the impacts of our pension and postretirement medical plans on our financial statements.
During fiscal 2014, the Company contributed $275 million to its pension and postretirement medical plans including discretionary contributions above the minimum requirements for pension plans. The Company currently expects pension and postretirement medical plan contributions in fiscal 2015 to total approximately $350 million to $375 million. Final minimum funding requirements for fiscal 2015 will be determined based on our January 1, 2015 funding actuarial valuation, which will be available in late fiscal 2015. See “Item 1A – Risk Factors” for the impact of factors affecting pension and postretirement medical costs.
SEVEN TV INVESTMENT
On November 18, 2011, the Company acquired a 49% interest in Seven TV for $300 million. Seven TV is a broadcast television network that was converted to an advertising-supported, free-to-air Disney Channel in Russia following the acquisition. In October 2014, new regulations were adopted in Russia that prohibit more than 20% foreign ownership of media companies and could require the Company to divest a portion of its interest by January 2016. The Company is evaluating its options with respect to these regulations and, depending on the outcome, we could have an impairment of some or all of our investment. The Company’s share of the financial results of Seven TV is reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income.
IMPACT OF FISCAL REPORTING CALENDAR
The Company’s fiscal year ends on the Saturday closest to September 30 and consists of fifty-two weeks with the exception that approximately every six years, we have a fifty-three week year. Fiscal 2015 is a fifty-three week year beginning on September 28, 2014 and ending on October 3, 2015.

LIQUIDITY AND CAPITAL RESOURCES
The change in cash and cash equivalents is as follows:

(in millions)	2014	2013	2012
Cash provided by operations	$9,780	$9,452	$7,966
Cash used in investing activities	(3,345)	(4,676)	(4,759)
Cash used in financing activities	(6,710)	(4,214)	(2,985)
Impact of exchange rates on cash and cash equivalents	(235)	(18)	(20)
(Decrease)/increase in cash and cash equivalents	$(510)	$544	$202
Operating Activities
Cash provided by operating activities for fiscal 2014 increased 3% or $0.3 billion to $9.8 billion compared to fiscal 2013.  The increase reflected higher operating cash receipts from increased revenues across all of our segments, partially offset by higher income tax payments, higher cash payments due to new contractual payment terms for sports rights payments at Media Networks, higher programming and production spending at Media Networks and Studio Entertainment and higher payments at Parks and Resorts. The increase in cash payments at Parks and Resorts was due to labor cost inflation and increased spending on new guest offerings. Operating cash flows were also impacted by the absence of the Celador litigation payment made in fiscal 2013 and lower pension contributions.
Cash provided by operating activities for fiscal 2013 increased 19% or $1.5 billion to $9.5 billion compared to fiscal 2012.  The increase reflected higher operating cash receipts from increased revenues at Parks and Resorts, Media Networks and Consumer Products, the favorable timing of collections at Studio Entertainment, and lower pension contributions and interest payments. The decrease in interest payments was due to a significant payment of accrued interest in connection with the fiscal 2012 refinancing of Disneyland Paris’ borrowings.  These cash flow increases were partially offset by higher operating cash payments at Studio Entertainment, Media Networks and Parks and Resorts and the payment related to the Celador litigation.  The increase in cash payments at Studio Entertainment was driven by higher film production spending and the timing of participation payments, while the increase in cash payments at Media Networks was due to higher television programming and production spending.  The increase in cash payments at Parks and Resorts was due to higher spending on new guest offerings and labor cost inflation, partially offset by the absence of a repurchase of vacation club mortgage receivables, which occurred in fiscal 2012.
Depreciation expense is as follows:

(in millions)	2014	2013	2012
Media Networks
Cable Networks	$145	$139	$141
Broadcasting	93	99	100
Total Media Networks	238	238	241
Parks and Resorts
Domestic	1,117	1,041	927
International	353	327	314
Total Parks and Resorts	1,470	1,368	1,241
Studio Entertainment	48	54	48
Consumer Products	59	57	55
Interactive	10	20	17
Corporate	239	220	182
Total depreciation expense	$2,064	$1,957	$1,784
Amortization of intangible assets is as follows:

(in millions)	2014	2013	2012
Media Networks	$12	$13	$17
Parks and Resorts	2	2	—
Studio Entertainment	88	107	94
Consumer Products	109	89	60
Interactive	13	24	32
Corporate	—	—	—
Total amortization of intangible assets	$224	$235	$203
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

The Company’s film and television production and programming activity for fiscal years 2014, 2013 and 2012 are as follows:

(in millions)	2014	2013	2012
Beginning balances:
Production and programming assets	$5,417	$5,217	$5,031
Programming liabilities	(928)	(812)	(866)
	4,489	4,405	4,165
Spending:
Television program licenses and rights	6,241	5,093	4,763
Film and television production	4,221	3,835	3,385
	10,462	8,928	8,148
Amortization:
Television program licenses and rights	(5,678)	(5,233)	(4,766)
Film and television production	(3,820)	(3,646)	(3,330)
	(9,498)	(8,879)	(8,096)
Change in film and television production and programming costs	964	49	52
Other non-cash activity	58	35	188
Ending balances:
Production and programming assets	6,386	5,417	5,217
Programming liabilities	(875)	(928)	(812)
	$5,511	$4,489	$4,405
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for fiscal years 2014, 2013 and 2012 are as follows:

(in millions)	2014	2013	2012
Media Networks
Cable Networks	$172	$176	$170
Broadcasting	88	87	85
Parks and Resorts
Domestic	1,184	1,140	2,242
International	1,504	970	641
Studio Entertainment	63	78	79
Consumer Products	43	45	69
Interactive	5	13	27
Corporate	252	287	471
	$3,311	$2,796	$3,784
Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The increase in capital expenditures at our international parks and resorts in fiscal 2014 compared to fiscal 2013 was due to higher construction spending on the Shanghai Disney Resort. The decrease in capital expenditures at Parks and Resorts in fiscal 2013 compared to fiscal 2012 was primarily due to the final progress payment for the Disney Fantasy cruise ship in fiscal 2012 and higher fiscal 2012 spending in connection with the expansion of Disney California Adventure, the construction of Disney’s Art of Animation Resort and the development of MyMagic+, partially offset by higher fiscal 2013 spending related to the construction of the Shanghai Disney Resort.
Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.

Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology infrastructure and equipment. The decrease in fiscal 2013 reflected higher spending in fiscal 2012 for corporate facilities and information technology infrastructure.
The Company currently expects its fiscal 2015 capital expenditures will be approximately $1.5 billion higher than fiscal 2014 capital expenditures of $3.3 billion driven by increased investment at Shanghai Disney Resort. While we fully consolidate capital expenditures for Shanghai Disney Resort, our net contribution is only 43% of the total capital expenditures. Therefore, net of Shanghai Disney Resort partner contributions, our capital spending is expected to increase by approximately $1.1 billion.
Other Investing Activities
During fiscal 2014, acquisitions totaled $0.4 billion due to the acquisition of Maker Studios and proceeds from the sales of investments and dispositions totaled $0.4 billion.

During fiscal 2013, acquisitions totaled $2.4 billion driven by the acquisition of Lucasfilm. Proceeds from dispositions totaled $0.4 billion primarily due to the sale of our 50% equity interest in ESS.
During fiscal 2012, acquisitions totaled $1.1 billion driven by the acquisition of an incremental 43% interest in UTV and a 49% interest in Seven TV in Russia. We also made a $300 million equity contribution to AETN.
Financing Activities
Cash used in financing activities was $6.7 billion in fiscal 2014 compared to $4.2 billion in fiscal 2013.  The net use of cash in the current year was due to $6.5 billion of common stock repurchases and $1.5 billion in dividends, partially offset by cash benefits associated with equity compensation awards of $0.7 billion, net borrowings of $0.6 billion and contributions from our Shanghai Disney Resort joint venture partner of $0.6 billion.  The increase in net cash used in financing activities of $2.5 billion versus the prior fiscal year was due to higher repurchases of common stock.
Cash used in financing activities was $4.2 billion in fiscal 2013 compared to $3.0 billion in fiscal 2012.  The net use of cash in fiscal 2013 was due to repurchases of common stock of $4.1 billion and dividends of $1.3 billion, partially offset by cash benefits associated with equity compensation awards of $0.8 billion and contributions from our Shanghai Disney Resort joint venture partner of $0.5 billion.  The increase in net cash used in financing activities of $1.2 billion versus fiscal 2012 was primarily due to higher repurchases of common stock.
During the year ended September 27, 2014, the Company’s borrowing activity was as follows:

(in millions)	September 28, 2013	Additions	Payments	Other Activity	September 27, 2014
Commercial paper borrowings	$—	$50	$—	$—	$50
U.S. medium-term notes	13,155	1,997	(1,450)	11	13,713
Foreign currency denominated debt	509	219	(176)	(22)	530
Hong Kong Disneyland Resort borrowings	275	—	(19)	(3)	253
Other	349	15	(27)	(43)	294
Total	$14,288	$2,281	$(1,672)	$(57)	$14,840

The Company’s bank facilities as of September 27, 2014 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2015	$1,500	$—	$1,500
Facility expiring June 2017	2,250	—	2,250
Facility expiring March 2019	2,250	—	2,250
Total	$6,000	$—	$6,000

All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. As of September 27, 2014, $223 million of letters of credit had been issued of which none were issued under this facility.
The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
The Company paid a $0.86 per share dividend ($1.5 billion) during the second quarter of fiscal 2014 related to fiscal 2013. The Company paid a $0.75 per share dividend ($1.3 billion) during the first quarter of fiscal 2013 related to fiscal 2012. The Company paid a $0.60 per share dividend ($1.1 billion) during the second quarter of fiscal 2012 related to fiscal 2011. As of the filing date of this report, the Board of Directors had not yet declared a dividend related to fiscal 2014.
During fiscal 2014, the Company repurchased 84 million shares of its common stock for $6.5 billion. During fiscal 2013, the Company repurchased 71 million shares of its common stock for $4.1 billion. During fiscal 2012, the Company repurchased 72 million shares of its common stock for $3.0 billion. As of September 27, 2014, the Company had remaining authorization in place to repurchase 77 million additional shares.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. See “Item 1A – Risk Factors”. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of September 27, 2014, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on September 27, 2014, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Disneyland Paris, Hong Kong Disneyland Resort and Shanghai Disney Resort, from any representations, covenants or events of default.

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

The following table summarizes our significant contractual obligations and commitments on an undiscounted basis at September 27, 2014 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings based on their contractual maturities. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements, as referenced in the table:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Borrowings (Note 8) (1)	$20,130	$2,570	$4,923	$3,380	$9,257
Operating lease commitments (Note 14)	3,387	460	719	493	1,715
Capital lease obligations (Note 14)	684	71	78	35	500
Sports programming commitments (Note 14)	44,217	4,801	9,232	8,625	21,559
Broadcast programming commitments (Note 14)	1,868	383	548	399	538
Total sports and other broadcast programming commitments	46,085	5,184	9,780	9,024	22,097
Other(2)	4,728	1,907	1,307	373	1,141
Total contractual obligations (3)	$75,014	$10,192	$16,807	$13,305	$34,710

(1)
Amounts exclude market value adjustments totaling $74 million, which are recorded in the balance sheet. Amounts include interest payments based on contractual terms for fixed rate debt and on current interest rates for variable rate debt. In 2023, the Company has the ability to call a debt instrument prior to its scheduled maturity, which if exercised by the Company would reduce future interest payments by $1.1 billion.

(2)
Other commitments primarily comprise contractual commitments for creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives.

(3)	Contractual commitments include the following:

Liabilities recorded on the balance sheet	$15,655
Commitments not recorded on the balance sheet	59,359
$75,014
The Company also has obligations with respect to its pension and postretirement medical benefit plans. See Note 10 to the Consolidated Financial Statements.
As a result of new sports and other programming commitments, primarily for incremental sports rights with payment terms that range up to 11 years, and payments subsequent to year end, the Company’s sports and other broadcast programming commitments are approximately $58 billion as of November 15, 2014.
Contingent Commitments and Contractual Guarantees
The Company has certain contractual arrangements that would require the Company to make payments or provide funding if certain circumstances occur. The Company has recognized a $198 million liability for the fair value of contingent consideration related to the acquisition of Maker Studios, Inc. The Company does not currently expect that other contractual arrangements will result in any significant amounts being paid by the Company. See Notes 3, 6 and 14 to the Consolidated Financial Statements for information regarding the Company’s contingent commitments and contractual guarantees.
Legal and Tax Matters
As disclosed in Notes 9 and 14 to the Consolidated Financial Statements, the Company has exposure for certain tax and legal matters.

Disneyland Paris Refinancing
At September 27, 2014, Disneyland Paris had €1.8 billion in loans outstanding from the Company. In order to improve Disneyland Paris’ financial position, Disneyland Paris announced, with the Company’s backing, a €1.0 billion recapitalization through a rights offering to raise €0.4 billion of equity along with the conversion of €0.6 billion of loans from the Company into equity in Disneyland Paris. (See Note 6 to the Consolidated Financial Statements.)

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
With respect to films intended for theatrical release, the most sensitive factor affecting our estimate of Ultimate Revenues (and therefore affecting future film cost amortization and/or impairment) is theatrical performance. Revenues derived from other markets subsequent to the theatrical release (e.g., the home entertainment or television markets) have historically been highly correlated with the theatrical performance. Theatrical performance varies primarily based upon the public interest and demand for a particular film, the popularity of competing films at the time of release and the level of marketing effort. Upon a film’s release and determination of the theatrical performance, the Company’s estimates of revenues from succeeding windows and markets are revised based on historical relationships and an analysis of current market trends. The most sensitive factor affecting our estimate of Ultimate Revenues for released films is the level of expected home entertainment sales. Home entertainment sales vary based on the number and quality of competing home entertainment products as well as the manner in which retailers market and price our products.
With respect to television series or other television productions intended for broadcast, the most sensitive factor affecting estimates of Ultimate Revenues is the program’s rating and the strength of the advertising market. Program ratings, which are an indication of market acceptance, directly affect the Company’s ability to generate advertising revenues during the airing of the program. In addition, television series with greater market acceptance are more likely to generate incremental revenues through the eventual sale of the program rights in the syndication, international and home entertainment markets. Alternatively, poor ratings may result in a television series cancellation, which would require an immediate write-down of any unamortized production costs. A significant decline in the advertising market would also negatively impact our estimates.
We expense the cost of television broadcast rights for acquired series, movies and other programs based on the number of times the program is expected to be aired or on a straight-line basis over the useful life, as appropriate. Amortization of those television programming assets being amortized on a number of airings basis may be accelerated if we reduce the estimated future airings and slowed if we increase the estimated future airings. The number of future airings of a particular program is impacted primarily by the program’s ratings in previous airings, expected advertising rates and availability and quality of alternative programming. Accordingly, planned usage is reviewed periodically and revised if necessary. We amortize rights costs for multi-year sports programming arrangements during the applicable seasons based on the estimated relative value of each year in the arrangement. The estimated values of each year are based on our projections of revenues over the contract period, which include advertising revenue and an allocation of affiliate revenue. If the annual contractual payments related to each season approximate each season’s relative value, we expense the related contractual payments during the applicable season. If planned usage patterns or estimated relative values by year were to change significantly, amortization of our sports rights costs may be accelerated or slowed.
Costs of film and television productions are subject to regular recoverability assessments, which compare the estimated fair values with the unamortized costs. The net realizable values of television broadcast program licenses and rights are reviewed using a daypart methodology. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. The Company’s dayparts are: primetime, daytime, late night, news and sports (includes broadcast and cable networks). The net realizable values of other cable programming assets are reviewed on an aggregated basis for each cable network. Individual programs are written off when there are no plans to air or sublicense the program. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than our projections, film, television and programming cost write-downs may be required.
Revenue Recognition
The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements for a summary of these revenue recognition policies.

We reduce home entertainment and game revenues for estimated future returns of merchandise and for customer programs and sales incentives. These estimates are based upon historical return experience, current economic trends and projections of customer demand for and acceptance of our products. If we underestimate the level of returns and concessions in a particular period, we may record less revenue in later periods when returns exceed the estimated amount. Conversely, if we overestimate the level of returns and concessions for a period, we may have additional revenue in later periods when returns and concessions are less than estimated.
We recognize revenues from advance theme park ticket sales when the tickets are used. We recognize revenues from expiring multi-use tickets ratably over the estimated usage period. For non-expiring, multi-day tickets, we recognize revenue over a five-year time period based on estimated usage. The estimated usage periods are derived from historical usage patterns. If actual usage is different than our estimated usage, revenues may not be recognized in the periods the related services are rendered. In addition, a change in usage patterns would impact the timing of revenue recognition.
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
The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. The guideline for setting this rate is a high-quality long-term corporate bond rate. We decreased our discount rate to 4.40% at the end of fiscal 2014 from 5.00% at the end of fiscal 2013 to reflect market interest rate conditions at our September 27, 2014 measurement date. This decrease in the discount rate will affect net periodic pension and postretirement medical expense in fiscal 2015. The assumed discount rate reflects market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed of a large population of high-quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves. A one percentage point decrease in the assumed discount rate would increase total benefit expense for fiscal 2015 by $203 million and would increase the projected benefit obligation at September 27, 2014 by $2.1 billion. A one percentage point increase in the assumed discount rate would decrease total benefit expense and the projected benefit obligation by $188 million and $1.8 billion, respectively.
To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. A one percentage point change in the long-term asset return assumption would impact fiscal 2015 annual benefit expense by $100 million.
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
The Company tests long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount may not be recoverable. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for use requires a comparison of cash flows expected to be generated over the useful life of an asset group to the carrying value of the asset group. An asset group is established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets and could include assets used across multiple businesses or segments. If the carrying value of an asset group exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the fair value of the group’s long-lived assets and the carrying value of the group’s long-lived assets. The impairment is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts, but only to the extent the carrying value of each asset is above its fair value. For assets held for sale, to the extent the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. Determining whether a long-lived asset is impaired requires various estimates and assumptions, including whether a triggering event has occurred, the identification of the asset groups, estimates of future cash flows and the discount rate used to determine fair values. If we had established different asset groups or utilized different valuation methodologies or assumptions, the impairment test results could differ, and we could be required to record impairment charges.
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
During the current year, the Company tested its goodwill and other intangible assets, investments and long-lived assets for impairment and recorded non-cash impairment charges of $46 million related to radio FCC licenses held by businesses in the Media Networks segment. The radio FCC license impairment charges were determined in connection with the plan to sell Radio Disney stations and the fair value was derived from market transactions. During fiscal years 2013 and 2012, the Company recorded impairments totaling $5 million and $0, respectively. These impairment charges were recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income.
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

New Accounting Pronouncements
See Note 18 to the Consolidated Financial Statements for information regarding new accounting pronouncements.

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
VAR on a combined basis decreased to $51 million at September 27, 2014 from $63 million at September 28, 2013.
The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

Fiscal Year 2014	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Equity Sensitive Financial Instruments	Combined Portfolio
Year end VAR	$34	$30	$11	$51
Average VAR	$35	$27	$8	$47
Highest VAR	$37	$30	$11	$51
Lowest VAR	$34	$19	$6	$42
Beginning of year VAR (year end fiscal 2013)	$60	$29	$17	$63
The VAR for Disneyland Paris and Hong Kong Disneyland Resort is immaterial as of September 27, 2014 and has been excluded from the above table.
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
Based on their evaluation as of September 27, 2014, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth on page 62 is incorporated herein by reference.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended September 27, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees,” “Governing Documents,” “Director Selection Process” and “Election of Directors” in the Company’s Proxy Statement for the 2015 annual meeting of Shareholders is hereby incorporated by reference.
Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).
ITEM 11. Executive Compensation
Information appearing under the captions “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Tables” in the 2015 Proxy Statement (other than the “Compensation Committee Report,” which is deemed furnished herein by reference) is hereby incorporated by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information appearing under the caption “Equity Compensation Plans” in the 2015 Proxy Statement is hereby incorporated by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and information regarding director independence appearing under the caption “Director Independence” in the 2015 Proxy Statement is hereby incorporated by reference.
ITEM 14. Principal Accounting Fees and Services
Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2015 Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements and Schedules
See Index to Financial Statements and Supplemental Data on page 61.

(2)	Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K of the Company dated March 20, 2014
3.2	Bylaws of the Company	Exhibit 3.1 to the Current Report on Form 8-K of the Company dated June 27, 2014
4.1	Five-Year Credit Agreement dated as of March 14, 2014	Exhibit 10.12 to the Current Report on Form 8-K of the Company, filed March 20, 2014
4.2	Five-Year Credit Agreement dated as of June 8, 2012	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed June 11, 2012
4.3	364-Day Credit Agreement dated as of March 14, 2014	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 20, 2014
4.4	Senior Debt Securities Indenture, dated as of September 24, 2001, between the Company and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company, dated September 24, 2001
4.5	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request
10.1	Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Form 10-K of the Company for the fiscal year ended October 1, 2011
10.2	Amendment dated July 1, 2013 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed July 1, 2013
10.3	Amendment dated October 2, 2014 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed October 3, 2014
10.4	Employment Agreement, dated as of January 1, 2010 between the Company and James A. Rasulo	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 8, 2010
10.5	Amendment dated March 17, 2011, to the Amended and Restated Employment Agreement, dated as of January 1, 2010 between the Company and James A. Rasulo	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated March 18, 2011
10.6	Employment Agreement, dated as of September 27, 2013 between the Company and Alan N. Braverman	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated October 2, 2013
10.7	Employment Agreement dated November 16, 2012 and effective as of October 1, 2012 between the Company and Kevin A. Mayer	Exhibit 10.1 to the Form 10-K of the Company for the fiscal year ended September 29, 2012
10.8	Employment Agreement dated November 16, 2012 and effective as of September 1, 2012 between the Company and Jayne Parker	Exhibit 10.1 to the Form 10-K of the Company for the fiscal year ended September 29, 2012
10.9	Description of Directors Compensation	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended June 28, 2014
10.10	Amended and Restated Director’s Retirement Policy	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended January 2, 2010
10.11	Form of Indemnification Agreement for certain officers and directors	Annex C to the Proxy Statement for the 1987 annual meeting of DEI

	Exhibit	Location
10.12	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995
10.13	Amended and Restated 2002 Executive Performance Plan	Annex A to the Proxy Statement for the 2013 Annual Meeting of the Registrant
10.14	Management Incentive Bonus Program
The portions of the tables labeled "Performance based Bonus" in the sections of the Proxy Statement for the 2014 annual meeting of the Company titled "2013 Total Direct Compensation" and "Compensation Process" and the section of the Proxy Statement titled "Performance Goals"

10.15	Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of the Company
10.16	Amended and Restated The Walt Disney Company/Pixar 2004 Equity Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 1, 2006
10.17	Amended and Restated 2011 Stock Incentive Plan	Exhibit 10.1 to the Form 8-K of the Company dated March 16, 2012
10.18	The Amended and Restated The Walt Disney Productions and Associated Companies Key Employees Deferred Compensation and Retirement Plan	Exhibit 10.5 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.19	Amended and Restated Benefit Equalization Plan of ABC, Inc.	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.20	Disney Key Employees Retirement Savings Plan	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended July 2, 2011
10.21	Group Personal Excess Liability Insurance Plan	Exhibit 10(x) to the Form 10-K of the Company for the period ended September 30, 1997
10.22	Amended and Restated Severance Pay Plan	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended December 27, 2008
10.23	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting)	Exhibit 10(aa) to the Form 10-K of the Company for the period ended September 30, 2004
10.24	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement)	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.25	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/EPS Growth Tests/ Section 162(m) Vesting Requirement)	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 11, 2013
10.26	Form of Non-Qualified Stock Option Award Agreement	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.27	Disney Savings and Investment Plan as Amended and Restated Effective January 1, 2010	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended July 3, 2010
10.28	First Amendment dated December 13, 2011 to the Disney Savings and Investment Plan as amended and restated effective January 1, 2010	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended December 31, 2011
10.29	Second Amendment dated December 3, 2012 to the Disney Savings and Investment Plan	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended December 29, 2012

	Exhibit	Location
12.1	Ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of the Company	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended September 27, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes
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

THE WALT DISNEY COMPANY
(Registrant)
Date:	November 19, 2014	By:	/s/ ROBERT A. IGER
(Robert A. Iger,
Chairman and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ ROBERT A. IGER	Chairman and Chief Executive Officer	November 19, 2014
(Robert A. Iger)

Principal Financial and Accounting Officers
/s/ JAMES A. RASULO	Senior Executive Vice President and Chief Financial Officer	November 19, 2014
(James A. Rasulo)

/s/ BRENT A. WOODFORD	Senior Vice President-Planning and Control	November 19, 2014
(Brent A. Woodford)

Directors
/s/ SUSAN E. ARNOLD	Director	November 19, 2014
(Susan E. Arnold)

/s/ JOHN S. CHEN	Director	November 19, 2014
(John S. Chen)

/s/ JACK DORSEY	Director	November 19, 2014
(Jack Dorsey)

/s/ ROBERT A. IGER	Chairman of the Board and Director	November 19, 2014
(Robert A. Iger)

/s/ FRED H. LANGHAMMER	Director	November 19, 2014
(Fred H. Langhammer)

/s/ AYLWIN B. LEWIS	Director	November 19, 2014
(Aylwin B. Lewis)

/s/ MONICA C. LOZANO	Director	November 19, 2014
(Monica C. Lozano)

/s/ ROBERT W. MATSCHULLAT	Director	November 19, 2014
(Robert W. Matschullat)

/s/ SHERYL SANDBERG	Director	November 19, 2014
(Sheryl Sandberg)

/s/ ORIN C. SMITH	Director	November 19, 2014
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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 27, 2014.
The effectiveness of our internal control over financial reporting as of September 27, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The Walt Disney Company
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the Company) at September 27, 2014 and September 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
November 19, 2014

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	2014	2013	2012
Revenues:
Services	$40,246	$37,280	$34,625
Products	8,567	7,761	7,653
Total revenues	48,813	45,041	42,278
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(21,356)	(20,090)	(18,625)
Cost of products (exclusive of depreciation and amortization)	(5,064)	(4,944)	(4,843)
Selling, general, administrative and other	(8,565)	(8,365)	(7,960)
Depreciation and amortization	(2,288)	(2,192)	(1,987)
Total costs and expenses	(37,273)	(35,591)	(33,415)
Restructuring and impairment charges	(140)	(214)	(100)
Other income/(expense), net	(31)	(69)	239
Interest income/(expense), net	23	(235)	(369)
Equity in the income of investees	854	688	627
Income before income taxes	12,246	9,620	9,260
Income taxes	(4,242)	(2,984)	(3,087)
Net income	8,004	6,636	6,173
Less: Net income attributable to noncontrolling interests	(503)	(500)	(491)
Net income attributable to The Walt Disney Company (Disney)	$7,501	$6,136	$5,682

Earnings per share attributable to Disney:
Diluted	$4.26	$3.38	$3.13
Basic	$4.31	$3.42	$3.17

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,759	1,813	1,818
Basic	1,740	1,792	1,794

Dividends declared per share	$0.86	$0.75	$0.60
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2014	2013	2012
Net Income	$8,004	$6,636	$6,173
Other comprehensive income (loss), net of tax:
Market value adjustments for investments	5	92	(3)
Market value adjustments for hedges	121	135	2
Pension and postretirement medical plan adjustments	(925)	1,963	(609)
Foreign currency translation and other	(18)	(80)	(41)
Other comprehensive income (loss)	(817)	2,110	(651)
Comprehensive income	7,187	8,746	5,522
Less: Net income attributable to noncontrolling interests	(503)	(500)	(491)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	36	(31)	15
Comprehensive income attributable to Disney	$6,720	$8,215	$5,046
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 27, 2014	September 28, 2013
ASSETS
Current assets
Cash and cash equivalents	$3,421	$3,931
Receivables	7,822	6,967
Inventories	1,574	1,487
Television costs and advances	1,061	634
Deferred income taxes	497	485
Other current assets	801	605
Total current assets	15,176	14,109
Film and television costs	5,325	4,783
Investments	2,696	2,849
Parks, resorts and other property
Attractions, buildings and equipment	42,263	41,192
Accumulated depreciation	(23,722)	(22,459)
	18,541	18,733
Projects in progress	3,553	2,476
Land	1,238	1,171
	23,332	22,380
Intangible assets, net	7,434	7,370
Goodwill	27,881	27,324
Other assets	2,342	2,426
Total assets	$84,186	$81,241
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$7,595	$6,803
Current portion of borrowings	2,164	1,512
Unearned royalties and other advances	3,533	3,389
Total current liabilities	13,292	11,704
Borrowings	12,676	12,776
Deferred income taxes	4,098	4,050
Other long-term liabilities	5,942	4,561
Commitments and contingencies (Note 14)
Equity
Preferred stock, $.01 par value Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value Authorized – 4.6 billion shares, Issued – 2.8 billion shares	34,301	33,440
Retained earnings	53,734	47,758
Accumulated other comprehensive loss	(1,968)	(1,187)
	86,067	80,011
Treasury stock, at cost, 1.1 billion shares at September 27, 2014 and 1.0 billion shares at September 28, 2013	(41,109)	(34,582)
Total Disney Shareholders’ equity	44,958	45,429
Noncontrolling interests	3,220	2,721
Total equity	48,178	48,150
Total liabilities and equity	$84,186	$81,241
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2014	2013	2012
OPERATING ACTIVITIES
Net income	$8,004	$6,636	$6,173
Depreciation and amortization	2,288	2,192	1,987
Gains on sales of investments, dispositions and acquisitions	(299)	(325)	(198)
Deferred income taxes	517	92	472
Equity in the income of investees	(854)	(688)	(627)
Cash distributions received from equity investees	718	694	663
Net change in film and television costs and advances	(964)	(49)	(52)
Equity-based compensation	408	402	408
Other	234	395	231
Changes in operating assets and liabilities:
Receivables	(480)	(374)	(108)
Inventories	(81)	51	18
Other assets	(151)	(30)	(151)
Accounts payable and other accrued liabilities	536	367	(608)
Income taxes	(96)	89	(242)
Cash provided by operations	9,780	9,452	7,966

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(3,311)	(2,796)	(3,784)
Sales of investments/proceeds from dispositions	395	479	110
Acquisitions	(402)	(2,443)	(1,088)
Other	(27)	84	3
Cash used in investing activities	(3,345)	(4,676)	(4,759)

FINANCING ACTIVITIES
Commercial paper borrowings/(repayments), net	50	(2,050)	467
Borrowings	2,231	3,931	3,779
Reduction of borrowings	(1,648)	(1,502)	(3,822)
Dividends	(1,508)	(1,324)	(1,076)
Repurchases of common stock	(6,527)	(4,087)	(3,015)
Proceeds from exercise of stock options	404	587	1,008
Other	288	231	(326)
Cash used in financing activities	(6,710)	(4,214)	(2,985)

Impact of exchange rates on cash and cash equivalents	(235)	(18)	(20)

(Decrease)/increase in cash and cash equivalents	(510)	544	202
Cash and cash equivalents, beginning of year	3,931	3,387	3,185
Cash and cash equivalents, end of year	$3,421	$3,931	$3,387

Supplemental disclosure of cash flow information:
Interest paid	$310	$316	$718
Income taxes paid	$3,483	$2,531	$2,630
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests	Total Equity
Balance at October 1, 2011	1,808	$30,296	$38,375	$(2,630)	$(28,656)	$37,385	$2,068	$39,453
Comprehensive income	—	—	5,682	(636)	—	5,046	476	5,522
Equity compensation activity	44	1,415	—	—	—	1,415	—	1,415
Common stock repurchases	(72)	—	—	—	(3,015)	(3,015)	—	(3,015)
Dividends	—	16	(1,092)	—	—	(1,076)	—	(1,076)
Distributions and other	—	4	—	—	—	4	(345)	(341)
Balance at September 29, 2012	1,780	$31,731	$42,965	$(3,266)	$(31,671)	$39,759	$2,199	$41,958
Comprehensive income	—	—	6,136	2,079	—	8,215	531	8,746
Equity compensation activity	27	1,007	—	—	—	1,007	—	1,007
Common stock repurchases	(71)	—	—	—	(4,087)	(4,087)	—	(4,087)
Dividends	—	18	(1,342)	—	—	(1,324)	—	(1,324)
Acquisition of Lucasfilm	37	679	—	—	1,176	1,855	6	1,861
Contributions	—	—	—	—	—	—	505	505
Distributions and other	—	5	(1)	—	—	4	(520)	(516)
Balance at September 28, 2013	1,773	$33,440	$47,758	$(1,187)	$(34,582)	$45,429	$2,721	$48,150
Comprehensive income	—	—	7,501	(781)	—	6,720	467	7,187
Equity compensation activity	18	844	—	—	—	844	—	844
Common stock repurchases	(84)	—	—	—	(6,527)	(6,527)	—	(6,527)
Dividends	—	17	(1,525)	—	—	(1,508)	—	(1,508)
Contributions	—	—	—	—	—	—	608	608
Distributions and other	—	—	—	—	—	—	(576)	(576)
Balance at September 27, 2014	1,707	$34,301	$53,734	$(1,968)	$(41,109)	$44,958	$3,220	$48,178
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1	Description of the Business and Segment Information
The Walt Disney Company, together with the subsidiaries through which businesses are conducted (the Company), is a diversified worldwide entertainment company with operations in the following business segments: Media Networks, Parks and Resorts, Studio Entertainment, Consumer Products and Interactive.
DESCRIPTION OF THE BUSINESS
Media Networks
The Company operates cable programming services including the ESPN, Disney Channels, ABC Family and UTV/Bindass networks, broadcast businesses, which include the ABC TV Network and eight owned television stations, radio businesses consisting of the ESPN Radio Network, Radio Disney Network and 30 owned and operated Radio Disney and ESPN radio stations. In August 2014, the Company announced its intention to sell 23 of its 24 U.S. based Radio Disney stations. The ABC TV and ESPN Radio Networks have affiliated stations providing coverage to consumers throughout the U.S. The Company also produces original live-action and animated television programming, which may be sold in network, first-run syndication, pay and international television markets, on DVD and Blu-ray formats and through online services. The Company has interests in media businesses that are accounted for under the equity method including A&E Television Networks LLC, Seven TV, CTV Specialty Television, Inc., Hulu LLC and Fusion. Our Media Networks business also operates branded internet sites.
Parks and Resorts
The Company owns and operates the Walt Disney World Resort in Florida and the Disneyland Resort in California. The Walt Disney World Resort includes four theme parks (the Magic Kingdom, Epcot, Disney’s Hollywood Studios and Disney’s Animal Kingdom), 18 resort hotels, a retail, dining and entertainment complex, a sports complex, conference centers, campgrounds, water parks and other recreational facilities. The Disneyland Resort includes two theme parks (Disneyland and Disney California Adventure), three resort hotels and a retail, dining and entertainment complex. Internationally, as of September 27, 2014, the Company manages and has a 51% effective ownership interest in Disneyland Paris, which includes two theme parks (Disneyland Park and Walt Disney Studios Park), seven themed hotels, two convention centers, a shopping, dining and entertainment complex and a 27-hole golf facility. The Company manages and has a 48% ownership interest in Hong Kong Disneyland Resort (HKDL), which includes one theme park and two resort hotels. The Company has a 43% ownership interest in Shanghai Disney Resort, which is currently under construction, and a 70% ownership interest in the management company of Shanghai Disney Resort. The Company also earns royalties on revenues generated by the Tokyo Disneyland Resort, which includes two theme parks (Tokyo Disneyland and Tokyo DisneySea) and three Disney-branded hotels, and is owned and operated by an unrelated Japanese corporation. The Company manages and markets vacation club ownership interests through the Disney Vacation Club, operates the Disney Cruise Line, the Adventures by Disney guided group vacations business and Aulani, a hotel and vacation club resort in Hawaii. The Company’s Walt Disney Imagineering unit designs and develops theme park concepts and attractions as well as resort properties.
Studio Entertainment
The Company produces and acquires live-action and animated motion pictures for worldwide distribution to the theatrical, home entertainment and television markets. The Company distributes these products through its own distribution and marketing companies in the U.S. and both directly and through independent companies and joint ventures in foreign markets primarily under the Walt Disney Pictures, Pixar, Marvel, Touchstone, Lucasfilm and UTV banners. We distribute certain motion pictures for DreamWorks under our Touchstone Pictures banner. The Company also produces stage plays and musical recordings, licenses and produces live entertainment events and provides visual and audio effects and other post-production services.
Consumer Products
The Company licenses its trade names, characters and visual and literary properties to various retailers, show promoters and publishers throughout the world. The Company also engages in retail, online and wholesale distribution of products through The Disney Store and DisneyStore.com. We operate The Disney Store in North America, Europe and Japan. The Company publishes entertainment and educational books and magazines and comic books for children and families and operates English language learning centers in China.

Interactive
The Company creates and delivers branded entertainment and lifestyle content across interactive media platforms. The primary operations include the production and global distribution of multi-platform games, the licensing of game content, and the development of branded online services.

SEGMENT INFORMATION
The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.
Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, other income/(expense), interest income/(expense), income taxes and noncontrolling interests. Segment operating income includes equity in the income of investees. Corporate and unallocated shared expenses principally consist of corporate functions, executive management and certain unallocated administrative support functions.
Equity in the income of investees included in segment operating results is as follows:

	2014	2013	2012
Media Networks
Cable Networks	$895	$788	$664
Broadcasting	(39)	(46)	(37)
Parks and Resorts	(2)	—	—
Equity in the income of investees included in segment operating income	$854	$742	$627
In fiscal 2013, the Company recorded a $55 million charge for our share of expense related to an equity redemption at Hulu LLC (Hulu Equity Redemption). This charge is recorded in Equity in the income of investees in the Consolidated Statement of Income but has been excluded from segment operating income. See Note 3 for further discussion of the transaction.
The following segment results include allocations of certain costs, including information technology, pension, legal and other shared services costs, which are allocated based on metrics designed to correlate with consumption. These allocations are agreed-upon amounts between the businesses and may differ from amounts that would be negotiated in arm’s length transactions. In addition, all significant intersegment transactions have been eliminated except that Studio Entertainment revenues and operating income include an allocation of Consumer Products and Interactive revenues, which is meant to reflect royalties on revenue generated by Consumer Products and Interactive on merchandise based on intellectual property from certain Studio Entertainment films.

	2014	2013	2012
Revenues
Media Networks	$21,152	$20,356	$19,436
Parks and Resorts	15,099	14,087	12,920
Studio Entertainment
Third parties	6,988	5,721	5,566
Intersegment	290	258	259
	7,278	5,979	5,825
Consumer Products
Third parties	4,274	3,811	3,499
Intersegment	(289)	(256)	(247)
	3,985	3,555	3,252
Interactive
Third parties	1,300	1,066	857
Intersegment	(1)	(2)	(12)
	1,299	1,064	845
Total consolidated revenues	$48,813	$45,041	$42,278
Segment operating income (loss)
Media Networks	$7,321	$6,818	$6,619
Parks and Resorts	2,663	2,220	1,902
Studio Entertainment	1,549	661	722
Consumer Products	1,356	1,112	937
Interactive	116	(87)	(216)
Total segment operating income	$13,005	$10,724	$9,964
Reconciliation of segment operating income to income before income taxes
Segment operating income	$13,005	$10,724	$9,964
Corporate and unallocated shared expenses	(611)	(531)	(474)
Restructuring and impairment charges	(140)	(214)	(100)
Other income/(expense), net	(31)	(69)	239
Interest income/(expense), net	23	(235)	(369)
Hulu Equity Redemption charge	—	(55)	—
Income before income taxes	$12,246	$9,620	$9,260
Capital expenditures
Media Networks
Cable Networks	$172	$176	$170
Broadcasting	88	87	85
Parks and Resorts
Domestic	1,184	1,140	2,242
International	1,504	970	641
Studio Entertainment	63	78	79
Consumer Products	43	45	69
Interactive	5	13	27
Corporate	252	287	471
Total capital expenditures	$3,311	$2,796	$3,784

	2014	2013	2012
Depreciation expense
Media Networks	$238	$238	$241
Parks and Resorts
Domestic	1,117	1,041	927
International	353	327	314
Studio Entertainment	48	54	48
Consumer Products	59	57	55
Interactive	10	20	17
Corporate	239	220	182
Total depreciation expense	$2,064	$1,957	$1,784
Amortization of intangible assets
Media Networks	$12	$13	$17
Parks and Resorts	2	2	—
Studio Entertainment	88	107	94
Consumer Products	109	89	60
Interactive	13	24	32
Corporate	—	—	—
Total amortization of intangible assets	$224	$235	$203
Identifiable assets(1)
Media Networks	$29,887	$28,627
Parks and Resorts	23,335	22,056
Studio Entertainment	15,155	14,750
Consumer Products	7,526	7,506
Interactive	2,259	2,311
Corporate(2)	6,024	5,991
Total consolidated assets	$84,186	$81,241
Supplemental revenue data
Affiliate Fees	$10,632	$10,018	$9,360
Advertising	8,094	8,006	7,773
Retail merchandise, food and beverage	5,598	5,185	4,849
Theme park admissions	5,114	4,704	4,225
Revenues
United States and Canada	$36,769	$34,021	$31,770
Europe	6,505	6,181	6,223
Asia Pacific	3,930	3,333	2,990
Latin America and Other	1,609	1,506	1,295
	$48,813	$45,041	$42,278
Segment operating income
United States and Canada	$9,594	$7,871	$6,991
Europe	1,581	1,361	1,692
Asia Pacific	1,342	1,016	835
Latin America and Other	488	476	446
	$13,005	$10,724	$9,964

	2014	2013
Long-lived assets (3)
United States and Canada	$52,947	$53,225
Europe	8,733	7,552
Asia Pacific	5,084	3,909
Latin America and Other	217	215
	$66,981	$64,901

(1)	Identifiable assets include amounts associated with equity method investments, goodwill and intangible assets. Equity method investments by segment are as follows:

	2014	2013
Media Networks	$2,321	$2,369
Parks and Resorts	28	15
Studio Entertainment	2	2
Consumer Products	1	1
Interactive	—	—
Corporate	124	20
	$2,476	$2,407

Goodwill and intangible assets by segment are as follows:

	2014	2013
Media Networks	$18,270	$17,782
Parks and Resorts	379	342
Studio Entertainment	8,679	8,425
Consumer Products	6,187	6,262
Interactive	1,670	1,753
Corporate	130	130
	$35,315	$34,694

(2)	Primarily fixed assets, deferred tax assets, cash and cash equivalents and investments

(3)	Long-lived assets are total assets less the following: current assets, long-term receivables, deferred taxes, financial investments and derivatives

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

Reporting Period
The Company’s fiscal year ends on the Saturday closest to September 30 and consists of fifty-two weeks with the exception that approximately every six years, we have a fifty-three week year. When a fifty-three week year occurs, the Company reports the additional week in the fourth quarter. 2014, 2013 and 2012 were fifty-two week fiscal years. Fiscal 2015 will be a fifty-three week year beginning on September 28, 2014 and ending on October 3, 2015.
Reclassifications
Certain reclassifications have been made in the fiscal 2013 and fiscal 2012 financial statements and notes to conform to the fiscal 2014 presentation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

Revenues and Costs from Services and Products
The Company generates revenue from the sale of both services and tangible products and revenues and operating costs are classified under these two categories in the Consolidated Statements of Income. Certain costs related to both the sale of services and tangible products are not specifically allocated between the service or tangible product revenue streams but are attributed to the principal revenue stream. The cost of services and tangible products exclude depreciation and amortization.
Significant service revenues include:

•	Affiliate fees

•	Advertising revenues

•	Revenue from the licensing and distribution of film and television properties

•	Admissions to our theme parks, charges for room nights at hotels and sales of cruise vacation packages

•	Licensing of intellectual property in our consumer products and publishing businesses
Significant operating costs related to the sale of services include:

•	Amortization of programming, production, participations and residuals costs

•	Distribution costs

•	Operating labor

•	Facilities and infrastructure costs
Significant tangible product revenues include:

•	The sale of food, beverage and merchandise at our retail locations

•	The sale of DVDs, Blu-ray discs and video game discs and accessories

•	The sale of books and magazines
Significant operating costs related to the sale of tangible products include:

•	Costs of goods sold

•	Amortization of programming, production, participations and residuals costs

•	Distribution costs

•	Operating labor

•	Retail occupancy costs

•	Game development costs
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
Revenues from advance theme park ticket sales are recognized when the tickets are used. Revenues from expiring multi-use tickets are recognized ratably over the estimated usage period. For non-expiring, multi-day tickets, revenues are recognized over a five-year time period based on estimated usage. The estimated usage periods are derived from historical usage patterns.
Revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited. Revenues from home entertainment and video game sales, net of anticipated returns and customer incentives, are recognized on the date that units are made available for sale by retailers. Revenues from the licensing of feature films and television programming are recorded when the content is available for telecast by the licensee and when certain other conditions are met. Revenues from the sale of electronic formats of feature films and television programming are recognized when the product is received by the consumer.
Merchandise licensing advances and guarantee royalty payments are recognized based on the contractual royalty rate when the licensed product is sold by the licensee. Non-refundable advances and minimum guarantee royalty payments in excess of royalties earned are generally recognized as revenue at the end of the contract period.
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
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense for fiscal years 2014, 2013 and 2012 was $2.8 billion, $2.6 billion and $2.5 billion, respectively.
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
Film and television production, participation and residual costs are expensed over the applicable product life cycle based upon the ratio of the current period’s revenues to estimated remaining total revenues (Ultimate Revenues) for each production. For film productions, Ultimate Revenues include revenues from all sources that will be earned within ten years from the date of the initial theatrical release. For television series, Ultimate Revenues include revenues that will be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later. For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition. Costs of film and television productions are subject to regular recoverability assessments, which compare the estimated fair values with the unamortized costs. The Company bases these fair value measurements on the Company’s assumptions about how market participants would price the asset at the balance sheet date, which may be different than the amounts ultimately realized in future periods. The amount by which the unamortized costs of film and television productions exceed their estimated fair values is written off. Film development costs for projects that have been abandoned or have not been set for production within three years are generally written off.
The costs of television broadcast rights for acquired series, movies and other programs are expensed based on the number of times the program is expected to be aired or on a straight-line basis over the useful life, as appropriate. Rights costs for multi-year sports programming arrangements are amortized during the applicable seasons based on the estimated relative value of each year in the arrangement. The estimated values of each year are based on our projections of revenues over the contract period, which include advertising revenue and an allocation of affiliate revenue. If the annual contractual payments related to each season approximate each season’s relative value, we expense the related contractual payments during the applicable season. Individual programs are written off when there are no plans to air or sublicense the program.
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
Internal-Use Software Costs
The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project and it is probable that the project will be completed and the software will be used for the function intended. As of September 27, 2014 and September 28, 2013, capitalized software costs, net of accumulated depreciation, totaled $761 million and $831 million, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, ranging from 3-10 years.
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
The Company tests long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount may not be recoverable. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for use requires a comparison of cash flows expected to be generated over the useful life of an asset group against the carrying value of the asset group. An asset group is established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets and could include assets used across multiple businesses or segments. If the carrying value of an asset group exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the fair value of the group’s long-lived assets and the carrying value of the group’s long-lived assets. The impairment is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amount, but only to the extent the carrying value of each asset is above its fair value. For assets held for sale, to the extent the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference.
During fiscal years 2014, 2013 and 2012, the Company tested its goodwill and other intangible assets for impairment. During fiscal year 2014, the Company recorded non-cash impairment charges of $46 million related to radio FCC licenses held by businesses in the Media Networks segment and were determined in connection with the plan to sell Radio Disney stations. During fiscal years 2013 and 2012, the Company recorded impairments totaling $5 million and $0, respectively. These impairment charges were recorded in Restructuring and impairment charges in the Consolidated Statements of Income.
Amortizable intangible assets are generally amortized on a straight-line basis over periods up to 40 years. The costs to periodically renew our intangible assets are expensed as incurred. The Company has determined that there are currently no legal, competitive, economic or other factors that materially limit the useful life of our FCC licenses and trademarks.

The Company expects its aggregate annual amortization expense for existing amortizable intangible assets for fiscal years 2015 through 2019 to be as follows:

2015	$218
2016	206
2017	194
2018	191
2019	186
Risk Management Contracts
In the normal course of business, the Company employs a variety of financial instruments (derivatives) including interest rate and cross-currency swap agreements and forward and option contracts to manage its exposure to fluctuations in interest rates, foreign currency exchange rates and commodity prices.
The Company formally documents all relationships between hedges and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. There are two types of derivatives into which the Company enters: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset, liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction (e.g. forecasted revenue) or the variability of cash flows to be paid or received, related to a recognized liability or asset (e.g. floating rate debt).
The Company designates and assigns the derivatives as hedges of forecasted transactions, specific assets or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged occur or are no longer expected to occur, the Company recognizes the gain or loss on the designated derivatives.
The Company’s hedge positions are measured at fair value on the balance sheet. Realized gains and losses from hedges are classified in the income statement consistent with the accounting treatment of the items being hedged. The Company accrues the differential for interest rate swaps to be paid or received under the agreements as interest rates change as adjustments to interest expense over the lives of the swaps. Gains and losses on the termination of effective swap agreements, prior to their original maturity, are deferred and amortized to interest expense over the remaining term of the underlying hedged transactions.
The Company enters into derivatives that are not designated as hedges and do not qualify for hedge accounting. These derivatives are intended to offset certain economic exposures of the Company and are carried at fair value with changes in value recorded in earnings. Cash flows from hedging activities are classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the related assets, liabilities or forecasted transactions (see Notes 8 and 16).
Income Taxes
Deferred income tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. Where, based on the weight of available evidence, it is more likely than not that some amount of recorded deferred tax assets will not be realized, a valuation allowance is established for the amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized.
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

A reconciliation of the weighted average number of common and common equivalent shares outstanding and the number of Awards excluded from the diluted earnings per share calculation, as they were anti-dilutive, are as follows:

	2014	2013	2012
Weighted average number of common and common equivalent shares outstanding (basic)	1,740	1,792	1,794
Weighted average dilutive impact of Awards	19	21	24
Weighted average number of common and common equivalent shares outstanding (diluted)	1,759	1,813	1,818
Awards excluded from diluted earnings per share	6	2	10

3	Acquisitions
Maker Studios
On May 7, 2014, the Company acquired Maker Studios, Inc. (Maker), a leading network of online video content, for approximately $500 million of cash consideration, subject to certain conditions and adjustments. Maker shareholders may also receive up to $450 million of additional cash if Maker achieves certain performance targets for calendar years 2014 and 2015.  The Company recognized a $198 million liability for the fair value of the contingent consideration (determined by a probability weighting of potential payouts). Subsequent changes in the estimated fair value, if any, will be recognized in earnings. The Company is in the process of finalizing the valuation of the assets acquired, liabilities assumed and the fair value of the contingent consideration. The majority of the purchase price has initially been allocated to goodwill, which is not deductible for tax purposes. Goodwill reflects the synergies expected from enhancing the presence of Disney’s franchises and brands through the use of Maker’s distribution platform, advanced technology and business intelligence capability. The revenue and net income of Maker, which are included in the Company’s Consolidated Statement of Income from the closing through September 27, 2014, are not material.

Lucasfilm
On December 21, 2012, the Company acquired Lucasfilm Ltd. LLC (Lucasfilm), a privately held entertainment company. This acquisition will allow Disney to utilize Lucasfilm’s content across our multiple platforms, businesses and markets, which we believe will generate growth as well as significant long-term value.
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
$4.1
Intangible assets primarily consist of intellectual property based on the Star Wars franchise with an estimated useful life of approximately 40 years. The goodwill reflects the value to Disney from leveraging Lucasfilm intellectual property across our distribution channels, taking advantage of Disney’s established global reach.

Hulu
On October 5, 2012, Hulu LLC (Hulu) redeemed Providence Equity Partners’ 10% equity interest in Hulu for $200 million, increasing the Company’s ownership interest in Hulu from 29% to 32%.  In connection with the transaction, Hulu incurred a charge of approximately $174 million primarily related to employee equity-based compensation and borrowed $338 million under a five-year term loan, which was guaranteed by the Company and the other partners. The Company’s share of the charge totaled $55 million and was recorded in equity in the income of investees in fiscal 2013.

In July 2013, Fox Entertainment Group, NBCUniversal and the Company agreed to provide Hulu with $750 million in cash to fund Hulu’s operations and investments for future growth, of which the Company’s share is $257 million. To date, the Company has contributed $134 million, increasing its ownership to 33%, and will continue to guarantee its share of Hulu’s $338 million term loan.

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
The Company’s allocation of the purchase price to the estimated fair value of the tangible and intangible assets acquired and liabilities assumed resulted in the majority of the purchase price being allocated to goodwill, which is not deductible for tax purposes. The goodwill reflects the synergies and increased Indian market penetration expected from combining the operations of UTV and the Company.
Since the February 2012 delisting process, the Company has acquired an incremental 6% interest for $74 million, which has increased the Company’s ownership to over 99%.
Seven TV
On November 18, 2011, the Company acquired a 49% ownership interest in Seven TV for $300 million. Seven TV is a broadcast television network that was converted to an advertising-supported, free-to-air Disney Channel in Russia following the acquisition. In October 2014, new regulations were adopted in Russia that prohibit more than 20% foreign ownership of media companies and could require the Company to divest a portion of its interest by January 2016. The Company is evaluating its options with respect to these regulations and, depending on the outcome, we could have an impairment of some or all of our investment. The Company accounts for its interest in Seven TV as an equity method investment.

Goodwill
The changes in the carrying amount of goodwill for the years ended September 27, 2014 and September 28, 2013 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive	Total
Balance at Sept. 29, 2012	$16,131	$172	$5,680	$1,794	$1,333	$25,110
Acquisitions	21	81	975	1,149	155	2,381
Dispositions	(9)	—	—	(3)	—	(12)
Other, net	(72)	—	(64)	2	(21)	(155)
Balance at Sept. 28, 2013	$16,071	$253	$6,591	$2,942	$1,467	$27,324
Acquisitions	270	15	219	4	39	547
Dispositions	—	—	—	—	—	—
Other, net (1)	37	23	46	21	(117)	10
Balance at Sept. 27, 2014	$16,378	$291	$6,856	$2,967	$1,389	$27,881
(1) Includes the reallocation of $120 million of goodwill from the Interactive segment to other operating segments as a result of restructuring the Interactive segment.

4	Dispositions and Other Income/(Expense)
Other income/(expense)
Other income/(expense) is as follows:

	2014	2013	2012
Venezuelan foreign currency translation loss	$(143)	$—	$—
Gain on sale of property	77	—	—
Celador litigation charge	—	(321)	—
Gain on sale of equity interest in ESS	—	219	—
Gain related to the acquisition of UTV	—	—	184
Lehman recovery	—	—	79
Disneyland Paris debt charge	—	—	(24)
Other	35	33	—
Other income/(expense), net	$(31)	$(69)	$239

Venezuela foreign currency loss
The Company has operations in Venezuela, including film and television distribution and merchandise licensing and has net monetary assets denominated in Venezuelan bolivares (BsF), which primarily consist of cash. The Venezuelan government (Government) has foreign currency exchange controls, which centralize the purchase and sale of all foreign currency at an official rate determined by the Government, currently 6.3 BsF per U.S. dollar. Although the Company has historically been unable to repatriate its cash at the official rate, we translated our net monetary assets at the official rate through December 28, 2013. In January 2014, the Government announced that currency arising from certain transactions could be exchanged at an alternative rate (SICAD 1), which fluctuates based on Government-run auctions. The ability to convert currency in the SICAD 1 market is dependent on market factors and Government discretion, and the Company does not believe it can successfully convert material amounts of currency at this rate. In March 2014, the Government launched a new currency exchange market (SICAD 2), which allowed entities to submit a daily application to exchange foreign currency with financial institutions that are registered with the Venezuelan central bank. Foreign currency exchange rates under SICAD 2 fluctuate daily. The ability to convert in the SICAD 2 market is also dependent on market factors including the availability of U.S. dollars. Although a small portion of the Company’s cash may be eligible to be exchanged at SICAD 1, the majority is only eligible for exchange at SICAD 2. Accordingly, as of March 29, 2014, the Company began translating its BsF denominated net monetary assets at the SICAD 2 rate resulting in a loss of $143 million in the second quarter of the current year based on the SICAD 2 rate at March 29, 2014, which was 50.9 BsF per U.S. dollar. The SICAD 2 rate on September 27, 2014 was 50.0 BsF per U.S. dollar and the Company had net monetary assets of approximately 1.4 billion BsF on September 27, 2014.

Celador litigation charge
In connection with the Company’s litigation with Celador International Ltd., the Company recorded a $321 million charge in the first quarter of fiscal 2013.

ESPN STAR Sports
On November 7, 2012, the Company sold its 50% equity interest in ESPN STAR Sports (ESS) to the joint venture partner of ESS for $335 million resulting in a gain of $219 million ($125 million after tax and allocation to noncontrolling interest) in fiscal 2013.
UTV
In connection with the Company’s acquisition of UTV, the Company recorded a $184 million gain in fiscal 2012. See Note 3 for further discussion of the transaction.
Lehman
The Company recovered $79 million of previously written-off receivables in connection with the Lehman Brothers bankruptcy in fiscal 2012.
Disneyland Paris
In fiscal 2012, the Company recorded a net charge of $24 million on the repayment of the third-party bank debt held at Disneyland Paris.
Other
During fiscal years 2014, 2013 and 2012, the Company sold its interest in various equity method investments and businesses for total proceeds of $4 million, $61 million and $15 million, respectively and recognized pre-tax gains of $6 million, $33 million and $0 million, respectively. During fiscal 2014, the Company also recognized $29 million representing a portion of a settlement of an affiliate contract dispute.

5	Investments
Investments consist of the following:

	September 27, 2014	September 28, 2013
Investments, equity basis	$2,476	$2,407
Investments, other	220	442
	$2,696	$2,849
Investments, Equity Basis
A summary of combined financial information for equity investments, which primarily includes media investments such as AETN, CTV Specialty Television, Inc. and Seven TV, is as follows:

	2014	2013	2012
Results of Operations:
Revenues	$6,573	$6,231	$5,923
Net income	$2,003	$1,470	$1,528

	September 27, 2014	September 28, 2013	September 29, 2012
Balance Sheet
Current assets	$2,640	$2,662	$2,714
Non-current assets	6,294	5,495	5,674
	$8,934	$8,157	$8,388
Current liabilities	$1,504	$1,357	$1,360
Non-current liabilities	3,298	3,368	3,531
Shareholders’ equity	4,132	3,432	3,497
	$8,934	$8,157	$8,388
As of September 27, 2014, the book value of the Company’s equity method investments exceeded our share of the book value of the investees’ underlying net assets by approximately $0.5 billion, which represents amortizable intangible assets and goodwill arising from acquisitions.
Investments, Other
As of September 27, 2014 and September 28, 2013, the Company held $100 million and $305 million, respectively, of securities classified as available-for-sale, $81 million and $101 million, respectively, of non-publicly traded cost-method investments and $39 million and $36 million, respectively of investments in leveraged leases.
In fiscal years 2014 and 2013, the Company had realized gains of $165 million and $40 million, respectively, on available-for-sale securities. In fiscal 2012, the Company had no significant realized gains or losses on available-for-sale securities.
In fiscal year 2014, the Company had realized gains of $53 million on non-publicly traded cost-method investments. In fiscal 2013 and 2012, the Company had no significant realized gain or losses on non-publicly traded cost-method investments.
In fiscal years 2014, 2013 and 2012, the Company recorded non-cash charges of $13 million, $37 million and $11 million, respectively, to reflect other-than-temporary losses in value of certain investments.
Realized gains and losses on available-for-sale and non-publicly traded cost-method investments are reported in Interest income/(expense), net in the Consolidated Statements of Income.

6	International Theme Park Investments

The Company has a 51% effective ownership interest in the operations of Disneyland Paris, a 48% ownership interest in the operations of HKDL and a 43% ownership interest in the operations of Shanghai Disney Resort, all of which are VIEs consolidated in the Company’s financial statements. See Note 2 for the Company’s policy on consolidating VIEs.

The following tables present summarized balance sheet information for the Company as of September 27, 2014 and September 28, 2013, reflecting the impact of consolidating the International Theme Parks balance sheets.

	As of September 27, 2014
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$2,645	$776	$3,421
Other current assets	11,452	303	11,755
Total current assets	14,097	1,079	15,176
Investments/Advances	6,627	(3,931)	2,696
Parks, resorts and other property	17,081	6,251	23,332
Other assets	42,958	24	42,982
Total assets	$80,763	$3,423	$84,186

Current portion of borrowings	$2,164	$—	$2,164
Other current liabilities	10,318	810	11,128
Total current liabilities	12,482	810	13,292
Borrowings	12,423	253	12,676
Deferred income taxes and other long-term liabilities	9,859	181	10,040
Equity	45,999	2,179	48,178
Total liabilities and equity	$80,763	$3,423	$84,186

	As of September 28, 2013
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$3,325	$606	$3,931
Other current assets	9,896	282	10,178
Total current assets	13,221	888	14,109
Investments/Advances	6,415	(3,566)	2,849
Parks, resorts and other property	17,117	5,263	22,380
Other assets	41,879	24	41,903
Total assets	$78,632	$2,609	$81,241

Current portion of borrowings	$1,512	$—	$1,512
Other current liabilities	9,622	570	10,192
Total current liabilities	11,134	570	11,704
Borrowings	12,501	275	12,776
Deferred income taxes and other long-term liabilities	8,466	145	8,611
Equity	46,531	1,619	48,150
Total liabilities and equity	$78,632	$2,609	$81,241

The following table presents summarized income statement information of the Company for the year ended September 27, 2014, reflecting the impact of consolidating the International Theme Parks income statements.

	Before International Theme Parks Consolidation(1)	International Theme Parks and Adjustments	Total
Revenues	$46,455	$2,358	$48,813
Cost and expenses	(34,910)	(2,363)	(37,273)
Restructuring and impairment charges	(140)	—	(140)
Other income/(expense), net	(31)	—	(31)
Interest income/(expense), net	73	(50)	23
Equity in the income of investees	819	35	854
Income before income taxes	12,266	(20)	12,246
Income taxes	(4,225)	(17)	(4,242)
Net income	$8,041	$(37)	$8,004

(1)
These amounts include the International Theme Parks under the equity method of accounting. As such, royalty and management fee income from these operations is included in Revenues and our share of their net income/(loss) is included in Equity in the income of investees. There were $86 million of royalties and management fees recognized for the year ended September 27, 2014.

The following table presents summarized cash flow statement information of the Company for the year ended September 27, 2014, reflecting the impact of consolidating the International Theme Parks cash flow statements.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash provided by operations	$9,294	$486	$9,780
Investments in parks, resorts and other property	(1,808)	(1,503)	(3,311)
Cash (used in)/provided by other investing activities	(620)	586	(34)
Cash (used in)/provided by financing activities	(7,318)	608	(6,710)
Impact of exchange rates on cash and cash equivalents	(228)	(7)	(235)
Change in cash and cash equivalents	(680)	170	(510)
Cash and cash equivalents, beginning of year	3,325	606	3,931
Cash and cash equivalents, end of year	$2,645	$776	$3,421
Disneyland Paris
In September 2012, the Company provided Disneyland Paris with €1.2 billion ($1.6 billion) of intercompany loans, which were used to repay its outstanding third-party bank debt and resulted in a net charge of $24 million. The Company has also provided Disneyland Paris lines of credit totaling €350 million ($444 million), one of which bears interest at EURIBOR and expires in two tranches (€100 million in 2015 and €150 million in 2018) and another €100 million credit line which bears interest at EURIBOR plus 2.0% and expires in 2017. The balance outstanding under the lines of credit was €180 million ($228 million) at September 27, 2014. The total outstanding balance of loans provided to Disneyland Paris, including amounts outstanding under the lines of credit, was €1.8 billion ($2.3 billion) as of September 27, 2014.
In October 2014, Disneyland Paris announced, with the Company’s backing, a €1.0 billion ($1.3 billion) recapitalization consisting of the following:

•
An equity rights offering to raise approximately €0.4 billion ($0.5 billion) in cash proceeds of which the Company will fund approximately €0.2 billion ($0.3 billion). To the extent the other Disneyland Paris shareholders choose not to participate in the rights offering, the Company will also purchase the unsubscribed shares.

•	The Company will convert €0.6 billion ($0.8 billion) of its loans to Disneyland Paris into equity.

•
The Company will be required to make a mandatory tender offer to the other Disneyland Paris shareholders to purchase their shares at a price, which is subject to French regulatory approval. Based on the proposed price of €1.25 per share, the Company may be required to purchase up to an additional €0.3 billion ($0.4 billion) in shares.

•	To mitigate the dilution caused by the loan conversion, the Disneyland Paris shareholders will have the right to purchase shares from the Company at the price used to convert debt to equity.

•	The Company will replace the existing lines of credit with a new consolidated €350 million line of credit bearing interest at EURIBOR plus 2.0% and maturing in 2023.
The Company’s ownership interest in Disneyland Paris after the proposed recapitalization will depend on the number of Disneyland Paris shareholders that participate in the rights offering, accept the Company’s tender offer, and/or exercise their anti-dilution rights to purchase Disneyland Paris shares from the Company. The Company will have a minimum effective ownership interest of 51% after the above transaction.
The transaction is subject to regulatory and Disneyland Paris shareholders’ approval. If approved, it is expected to be completed in fiscal 2015.
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
As HKDL exceeded their performance targets in fiscal 2014, HKSAR is entitled to receive an additional equity interest of approximately 1.0 percentage point in fiscal 2015.
HKDL plans to build a third hotel at the resort, which is expected to open in 2017 and cost approximately $550 million. To fund the construction, the Company will contribute approximately $219 million of equity, and HKSAR will convert an equal amount of its outstanding loan to HKDL into equity. Additionally, the Company and HKSAR will provide shareholder loans of up to approximately $149 million and $104 million, respectively. The loans will mature on dates from fiscal 2022 through fiscal 2025 and bear interest at a rate of three month HIBOR plus 2%.
Shanghai Disney Resort
The Company and Shanghai Shendi (Group) Co., Ltd (Shendi) are constructing a Disney Resort (Shanghai Disney Resort) in the Pudong district of Shanghai that includes a theme park, two hotels and a retail, dining and entertainment area. The original planned investment of approximately 29 billion yuan ($4.7 billion) was increased in 2014 by approximately 5 billion yuan ($0.8 billion), primarily to fund additional attractions, entertainment and other offerings to increase capacity at the theme park. Construction on the project began in April 2011, with the resort opening date expected to be announced in early calendar 2015.
The total investment in Shanghai Disney Resort will be funded in accordance with each partner’s ownership percentage, with approximately 67% from equity contributions and 33% from shareholder loans. Shanghai Disney Resort is owned through two joint venture companies, in which Shendi owns 57% and the Company owns 43%. An additional joint venture, in which the Company has a 70% interest and Shendi a 30% interest, is responsible for creating, constructing and operating Shanghai Disney Resort.

7	Film and Television Costs and Advances

Film and television costs and advances are as follows:

	September 27, 2014	September 28, 2013
Theatrical film costs
Released, less amortization	$1,371	$1,382
Completed, not released	42	20
In-process	2,023	1,670
In development or pre-production	299	271
	3,735	3,343
Television costs
Released, less amortization	609	514
Completed, not released	319	311
In-process	227	196
In development or pre-production	11	6
	1,166	1,027
Television programming rights and advances	1,485	1,047
	6,386	5,417
Less current portion	1,061	634
Non-current portion	$5,325	$4,783
Based on management’s total gross revenue estimates as of September 27, 2014, approximately 83% of unamortized film and television costs for released productions (excluding amounts allocated to acquired film and television libraries) is expected to be amortized during the next three years. Approximately $0.8 billion of accrued participation and residual liabilities will be paid in fiscal year 2015. The Company expects to amortize, based on current estimates, approximately $1.1 billion in capitalized film and television production costs during fiscal 2015.
At September 27, 2014, acquired film and television libraries have remaining unamortized costs of $211 million, which are generally amortized straight-line over a weighted-average remaining period of approximately 11 years.

8	Borrowings

The Company’s borrowings at September 27, 2014 and September 28, 2013, including the impact of interest rate and cross-currency swaps, are summarized below:

			2014
	2014	2013	Stated Interest Rate (1)	Pay Floating Interest rate and Cross- Currency Swaps (2)	Effective Interest Rate (3)	Swap Maturities
Commercial paper	$50	$—	—	$—	0.09%
U.S. medium-term notes	13,713	13,155	2.73%	6,800	2.10%	2015 - 2023
Foreign currency denominated debt	530	509	5.71%	294	5.19%	2017
Capital Cities/ABC debt	110	111	8.75%	—	6.02%
Other (4)	184	238	—	—	—
	14,587	14,013	2.88%	7,094	2.24%
HKDL borrowings	253	275	4.13%	—	3.30%
Total borrowings	14,840	14,288	2.91%	7,094	2.27%
Less current portion	2,164	1,512	1.70%	—	1.51%
Total long-term borrowings	$12,676	$12,776		$7,094

(1)
The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are the rates in effect at September 27, 2014; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest rate and cross-currency swaps outstanding as of September 27, 2014.

(3)	The effective interest rate includes the impact of existing and terminated interest rate and cross-currency swaps, purchase accounting adjustments and debt issuance discounts and costs.

(4)	Includes market value adjustments for debt with qualifying hedges totaling $74 million and $117 million at September 27, 2014 and September 28, 2013, respectively.
Commercial Paper
At September 27, 2014, the Company had $50 million of commercial paper debt outstanding and had bank facilities with a syndicate of lenders to support commercial paper borrowings as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2015	$1,500	$—	$1,500
Facility expiring June 2017	2,250	—	2,250
Facility expiring March 2019	2,250	—	2,250
Total	$6,000	$—	$6,000

All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. As of September 27, 2014, the Company has issued $223 million of letters of credit of which none were issued under this facility. The facilities contain only one financial covenant, relating to interest coverage, which the Company met on September 27, 2014 by a significant margin, and specifically exclude certain entities, including the International Theme Parks, from any representations, covenants, or events of default.

Shelf Registration Statement
At September 27, 2014, the Company had a shelf registration statement in place, which allows the Company to issue various types of debt instruments, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue debt is subject to market conditions and other factors impacting our borrowing capacity.
U.S. Medium-Term Note Program
At September 27, 2014, the total debt outstanding under the U.S. medium-term note program was $13.7 billion. The maturities of current outstanding borrowings range from 1 to 79 years. The debt outstanding includes $12.6 billion of fixed rate notes, which have stated interest rates that range from 0.45% to 7.55% and $1.1 billion of floating rate notes that bear interest at U.S. LIBOR plus or minus a spread. At September 27, 2014, the effective rate on floating rate notes was 0.38%.
European Medium-Term Note Program
At September 27, 2014, the Company had a European medium-term note program, which allows the Company to issue various types of debt instruments such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes and index linked or dual currency notes. Capacity under the program is $4.0 billion, subject to market conditions and other factors impacting our borrowing capacity. Capacity under the program replenishes as outstanding debt under the program is repaid. The Company had no outstanding borrowings under the program at September 27, 2014.
Foreign Currency Denominated Debt
At September 27, 2014, the Company had CAD 328 million ($294 million) of debt outstanding, which was borrowed in connection with the acquisition of Club Penguin Entertainment, Inc. in July 2007. This borrowing bears interest at the Canadian Dealer Offered Rate plus 0.83% (2.10% at September 27, 2014) and matures in 2017.
In July 2008, the Company borrowed JPY 54 billion ($538 million) of floating rate loans that had an interest rate of Japanese LIBOR plus 0.42% and which matured in 2013.
In September 2014, the Company renewed short-term credit facilities of Indian Rupee (INR) 11.4 billion ($185 million), which bears interest at rates determined at the time of drawdown and expire in 2015.  At September 27, 2014, the Company has borrowed INR 5.4 billion ($88 million) under the short-term credit facilities, which bears interest at an average rate of 9.73%. Additionally, the Company had INR 9.1 billion ($148 million) of borrowings outstanding at September 27, 2014, which bears interest at an average rate of 10.49%, subject to annual revisions, and matures in September 2015.
Capital Cities/ABC Debt
In connection with the Capital Cities/ABC, Inc. acquisition in 1996, the Company assumed debt previously issued by Capital Cities/ABC, Inc. At September 27, 2014, the outstanding balance was $110 million, matures in 2021 and has a stated interest rate of 8.75%.
HKDL Borrowings
HKDL has an unsecured loan facility of HK$2.0 billion ($253 million) from the HKSAR scheduled to mature on dates through September 30, 2022; however, earlier repayment may occur depending on future operations and capital expenditures of the park. The interest rate on this loan is subject to biannual revisions, but is capped at an annual rate of 7.625% (until March 2022) and 8.50% (until September 2022). As of September 27, 2014, the rate on the loans was 4.13%. As part of a plan to construct a third hotel at HKDL, HKSAR has committed to convert approximately $219 million of this loan to equity in HKDL. See Note 6 for further discussion of the transaction.

Total borrowings excluding market value adjustments, have the following scheduled maturities:

	Before International Theme Parks Consolidation	International Theme Parks	Total
2015	$2,160	$—	$2,160
2016	2,015	23	2,038
2017	2,140	24	2,164
2018	1,297	25	1,322
2019	1,501	30	1,531
Thereafter	5,400	151	5,551
	$14,513	$253	$14,766
The Company capitalizes interest on assets constructed for its parks, resorts and other property and on theatrical productions. In fiscal years 2014, 2013 and 2012, total interest capitalized was $73 million, $77 million and $92 million, respectively. Interest expense, net of capitalized interest, for fiscal years 2014, 2013 and 2012 was $294 million, $349 million and $472 million, respectively.

9	Income Taxes

	2014	2013	2012
Income Before Income Taxes
Domestic (including U.S. exports)	$11,376	$8,972	$8,105
Foreign subsidiaries	870	648	1,155
	$12,246	$9,620	$9,260

Income Tax Expense/(Benefit)
Current
Federal	$2,932	$2,354	$1,975
State	206	98	227
Foreign (1)	600	474	422
	3,738	2,926	2,624
Deferred
Federal	409	29	465
State	81	61	(2)
Foreign	14	(32)	—
	504	58	463
	$4,242	$2,984	$3,087

 (1) Includes foreign withholding taxes

	September 27, 2014	September 28, 2013
Components of Deferred Tax Assets and Liabilities
Deferred tax assets
Accrued liabilities	$(2,281)	$(2,019)
Foreign subsidiaries	(755)	(795)
Noncontrolling interest net operating losses	(657)	(632)
Other	(535)	(482)
Total deferred tax assets	(4,228)	(3,928)
Deferred tax liabilities
Depreciable, amortizable and other property	6,183	5,987
Licensing revenues	351	325
Other	223	139
Total deferred tax liabilities	6,757	6,451
Net deferred tax liability before valuation allowance	2,529	2,523
Valuation allowance	1,045	1,042
Net deferred tax liability	$3,574	$3,565
The valuation allowance primarily relates to a $657 million noncontrolling interest share of deferred tax assets due to International Theme Parks’ net operating losses, which have an indefinite carryforward period in France and Hong Kong and a five-year carryforward period in China. The ultimate recognition of the noncontrolling interest share of the net operating losses would not have an impact on net income attributable to Disney as any income tax benefit would be offset by a charge to noncontrolling interests in the income statement.
The Company has recognized deferred income tax assets on the difference between its tax basis in the investment and the financial statement carrying value of the International Theme Parks. Disneyland Paris and the Company have proposed a €1.0 billion recapitalization plan (see Note 6 for further discussion of the transaction). If the proposed recapitalization plan is finalized in fiscal 2015, the Company would likely be required to write-off its deferred tax asset related to Disneyland Paris of approximately $360 million. In addition, the Company would then account for the deferred taxes based on the underlying tax attributes of Disneyland Paris. As Disneyland Paris has had a history of tax losses, the Company may be required to record a valuation allowance on any deferred tax assets.
As of September 27, 2014, the Company had undistributed earnings of foreign subsidiaries of approximately $1.9 billion for which deferred taxes have not been provided. The Company intends to reinvest these earnings for the foreseeable future. If these amounts were distributed to the United States, in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Assuming the permanently reinvested foreign earnings were repatriated under laws and rates applicable at 2014 fiscal year end, the incremental federal tax applicable to the earnings would be approximately $377 million.
A reconciliation of the effective income tax rate to the federal rate is as follows:

	2014	2013	2012
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.0	1.8	2.0
Domestic production activity deduction	(2.1)	(2.5)	(2.5)
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(0.7)	(1.9)	(0.5)
Other, including tax reserves and related interest	0.4	(1.4)	(0.7)
	34.6%	31.0%	33.3%

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

	2014	2013	2012
Balance at the beginning of the year	$1,120	$668	$718
Increases for current year tax positions	51	222	85
Increases for prior year tax positions	133	365	26
Decreases in prior year tax positions	(487)	(9)	(68)
Settlements with taxing authorities	(14)	(126)	(93)
Balance at the end of the year	$803	$1,120	$668
The fiscal year-end 2014, 2013 and 2012 balances include $453 million, $449 million and $452 million, respectively, that if recognized, would reduce our income tax expense and effective tax rate. These amounts are net of the offsetting benefits from other tax jurisdictions.
As of the end of fiscal 2014, 2013 and 2012, the Company had $216 million, $211 million and $209 million, respectively, in accrued interest and penalties related to unrecognized tax benefits. During fiscal years 2014, 2013 and 2012, the Company accrued additional interest of $25 million, $42 million and $25 million, respectively, and recorded reductions in accrued interest of $21 million, $55 million and $12 million, respectively, as a result of audit settlements and other prior-year adjustments. The Company’s policy is to report interest and penalties as a component of income tax expense.
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
In fiscal years 2014, 2013 and 2012, income tax benefits attributable to equity-based compensation transactions exceeded the amounts recorded based on grant date fair value. Accordingly, $255 million, $204 million and $120 million were credited to shareholders’ equity, respectively in these years.
10 Pension and Other Benefit Programs

The Company maintains pension and postretirement medical benefit plans covering certain of its employees not covered by union or industry-wide plans. The Company’s defined benefit pension plan covers employees hired prior to January 1, 2012. For employees hired after this date, the Company has a defined contribution plan. Benefits under these pension plans are generally based on years of service and/or compensation and generally require three years of vesting service. Employees generally hired after January 1, 1987 for certain of our media businesses and other employees generally hired after January 1, 1994 are not eligible for postretirement medical benefits.

Defined Benefit Plans
The following chart summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with the defined benefit pension and postretirement medical benefit plans based upon the actuarial valuations prepared as of September 27, 2014 and September 28, 2013.

	Pension Plans		Postretirement Medical Plans
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Projected benefit obligations
Beginning obligations	$(10,066)	$(11,530)	$(1,325)	$(1,748)
Service cost	(277)	(349)	(10)	(18)
Interest cost	(488)	(433)	(65)	(66)
Actuarial gain / (loss)	(1,643)	2,044	(202)	476
Plan amendments and other	(22)	(60)	(9)	(9)
Benefits paid	306	262	44	40
Ending obligations	$(12,190)	$(10,066)	$(1,567)	$(1,325)
Fair value of plans’ assets
Beginning fair value	$8,965	$8,049	$508	$388
Actual return on plan assets	883	807	49	45
Contributions	258	397	17	108
Benefits paid	(306)	(262)	(44)	(40)
Expenses and other	(35)	(26)	8	7
Ending fair value	$9,765	$8,965	$538	$508

Underfunded status of the plans	$(2,425)	$(1,101)	$(1,029)	$(817)
Amounts recognized in the balance sheet
Non-current assets	$70	$234	$—	$—
Current liabilities	(29)	(46)	(14)	(15)
Non-current liabilities	(2,466)	(1,289)	(1,015)	(802)
	$(2,425)	$(1,101)	$(1,029)	$(817)
The components of net periodic benefit cost are as follows:

	Pension Plans			Postretirement Medical Plans
	2014	2013	2012	2014	2013	2012
Service costs	$277	$349	$278	$10	$18	$21
Interest costs	488	433	440	65	66	74
Expected return on plan assets	(645)	(604)	(514)	(36)	(30)	(23)
Amortization of prior year service costs	14	10	12	(2)	(2)	(2)
Recognized net actuarial loss / (gain)	145	418	309	(7)	40	31
Net periodic benefit cost	$279	$606	$525	$30	$92	$101

Key assumptions are as follows:
	Pension Plans			Postretirement Medical Plans
	2014	2013	2012	2014	2013	2012
Discount rate	4.40%	5.00%	3.85%	4.40%	5.00%	3.85%
Rate of return on plan assets	7.50%	7.50%	7.75%	7.50%	7.50%	7.75%
Rate of salary increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	7.00%	7.25%	7.50%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.25%	4.25%	4.50%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2028	2027	2026
In addition to the assumptions in the above table, assumed mortality is also a key assumption in determining benefit obligations. At September 27, 2014, the Company updated the assumed mortality rates to reflect life expectancy improvements.
Net periodic benefit cost is based on assumptions determined at the prior-year end measurement date.
AOCI, before tax, as of September 27, 2014 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans	Postretirement Medical Plans	Total
Prior service (cost) / credit	$(87)	$2	$(85)
Net actuarial loss	(3,270)	(127)	(3,397)
Total amounts included in AOCI	(3,357)	(125)	(3,482)
Prepaid / (accrued) pension cost	932	(904)	28
Net balance sheet liability	$(2,425)	$(1,029)	$(3,454)
Amounts included in AOCI, before tax, as of September 27, 2014 that are expected to be recognized as components of net periodic benefit cost during fiscal 2015 are:

	Pension Plans	Postretirement Medical Plans	Total
Prior service (cost) / credit	$(16)	$1	$(15)
Net actuarial loss	(251)	(10)	(261)
Total	$(267)	$(9)	$(276)
Plan Funded Status
The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $9.7 billion, $8.8 billion and $7.2 billion, respectively, as of September 27, 2014 and $864 million, $797 million and $2 million as of September 28, 2013, respectively.
For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and aggregate fair value of plan assets were $9.7 billion and $7.2 billion, respectively, as of September 27, 2014 and $7.9 billion and $6.6 billion as of September 28, 2013, respectively.
The Company’s total accumulated pension benefit obligations at September 27, 2014 and September 28, 2013 were $11.2 billion and $9.3 billion, respectively, of which 98% and 97%, respectively, was vested.
The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $1.6 billion and $0.5 billion, respectively, at September 27, 2014 and $1.3 billion and $0.5 billion, respectively, at September 28, 2013.

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
Level 1 – Quoted prices for identical instruments in active markets
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable
Following is a description of the valuation methodologies used for assets reported at fair value. There have been no changes in the methodologies used at September 27, 2014 and September 28, 2013.
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

Derivative financial instruments are valued based on models that incorporate observable inputs for the underlying securities, such as interest rates. Shares in money market and mutual funds and certain diversified alternative investments are valued at the net asset value of the shares held by the Plan at year-end based on the fair value of the underlying investments.
Level 3 investments primarily consist of investments in limited partnerships, which are valued based on the master trust’s pro-rata share of the partnerships’ underlying net investment holdings as reported in the partnerships’ financial statements. The investments held by the partnerships are recorded at fair value and the partnerships’ financial statements are generally audited annually. The fair values of the underlying investments are estimated using significant unobservable inputs (e.g., discounted cash flow models or relative valuation methods that incorporate comparable market information such as earnings and cash flow multiples from similar publicly traded companies or real estate properties).
The Company’s defined benefit plan assets are summarized by level in the following tables:

	As of September 27, 2014
Description	Level 1	Level 2	Level 3	Total	Plan Asset Mix
Equities:
Domestic small cap	$212	$101	$—	$313	3%
Domestic mid/large cap (1)	1,667	220	—	1,887	18%
International	1,354	1,050	—	2,404	23%
Fixed income
Corporate bonds	—	694	—	694	7%
Government and federal agency bonds, notes and MBS	993	616	—	1,609	16%
MBS & asset-backed securities	—	162	—	162	1%
Alternative investments
Diversified	90	474	112	676	7%
Distressed	—	41	151	192	2%
Private equity/venture capital	—	—	634	634	6%
Real estate	—	—	369	369	4%
Derivatives and other, net	121	10	—	131	1%
Cash & money market funds	133	1,099	—	1,232	12%
Total	$4,570	$4,467	$1,266	$10,303	100%

	As of September 28, 2013
Description	Level 1	Level 2	Level 3	Total	Plan Asset Mix
Equities:
Domestic small cap	$220	$—	$—	$220	2%
Domestic mid/large cap (1)	1,730	134	—	1,864	19%
International	1,271	708	—	1,979	21%
Fixed income
Corporate bonds	—	667	—	667	7%
Government and federal agency bonds, notes and MBS	802	770	—	1,572	17%
MBS & asset-backed securities	—	322	—	322	3%
Alternative investments
Diversified	85	439	93	617	7%
Distressed	—	—	153	153	2%
Private equity/venture capital	—	—	673	673	7%
Real estate	—	—	359	359	4%
Derivatives and other, net	116	3	—	119	1%
Cash & money market funds	44	884	—	928	10%
Total	$4,268	$3,927	$1,278	$9,473	100%

(1)
Includes 2.9 million shares of Company common stock valued at $255 million (2% of total plan assets) and $185 million (2% of total plan assets) at September 27, 2014 and September 28, 2013, respectively.

Changes in Level 3 assets for the years ended September 27, 2014 and September 28, 2013 are as follows:

	Alternative Investments
	Diversified	Distressed	Private equity/venture capital	Real estate	Total
Balance at Sept. 29, 2012	$100	$194	$623	$328	$1,245
Additions	6	23	115	46	190
Distributions	(9)	(73)	(73)	(43)	(198)
Gain / (loss)	(4)	9	8	28	41
Balance at Sept. 28, 2013	$93	$153	$673	$359	$1,278
Additions	25	30	72	42	169
Distributions	(3)	(37)	(89)	(61)	(190)
Gain / (loss)	(3)	5	(22)	29	9
Balance at Sept. 27, 2014	$112	$151	$634	$369	$1,266
Uncalled Capital Commitments
Alternative investments held by the master trust include interests in limited partnerships that have rights to make capital calls to the limited partners. In such cases, the master trust is obligated to make a cash contribution to the limited partnership. At September 27, 2014, the total committed capital still uncalled and unpaid was $762 million.
Plan Contributions
During fiscal 2014, the Company made contributions to its pension and postretirement medical plans totaling $275 million, which included discretionary contributions above the minimum requirements for pension plans. The Company currently expects to make $350 million to $375 million of pension and postretirement medical plan contributions in fiscal 2015. Final minimum funding requirements for fiscal 2015 will be determined based on our January 1, 2015 funding actuarial valuation, which we expect to receive during the fourth quarter of fiscal 2015.

Estimated Future Benefit Payments
The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension Plans	Postretirement Medical Plans(1)
2015	$409	$42
2016	412	44
2017	441	48
2018	471	51
2019	503	56
2020 – 2024	3,033	343

(1)	Estimated future benefit payments are net of expected Medicare subsidy receipts of $68 million.
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

Equity Securities	7%	—	11%
Debt Securities	3%	—	5%
Alternative Investments	8%	—	12%
Healthcare cost trend rate — The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. For the 2014 actuarial valuation, we assumed a 7.00% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over fourteen years until reaching 4.25%.
Sensitivity — A one percentage point (ppt) change in the key assumptions would have had the following effects on the projected benefit obligations for pension and postretirement medical plans as of September 27, 2014 and on cost for fiscal 2015:

	Discount Rate		Expected Long-Term Rate of Return On Assets	Assumed Healthcare Cost Trend Rate
Increase/(decrease)	Benefit Expense	Projected Benefit Obligations	Benefit Expense	Net Periodic Postretirement Medical Cost	Projected Benefit Obligations
1 ppt decrease	$203	$2,091	$100	$(29)	$(221)
1 ppt increase	(188)	(1,823)	(100)	32	277

Multiemployer Pension Plans
The Company participates in a number of multiemployer pension plans under union and industry-wide collective bargaining agreements that cover our union-represented employees and expenses its contributions to these plans as incurred. These plans generally provide for retirement, death and/or termination benefits for eligible employees within the applicable collective bargaining units, based on specific eligibility/participation requirements, vesting periods and benefit formulas. The risks of participating in these multiemployer plans are different from single-employer plans. For example:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the multiemployer plan, the unfunded obligations of the plan may become the obligation of the remaining participating employers.

•	If the Company chooses to stop participating in these multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan.
The Company also participates in several multiemployer health and welfare plans that cover both active and retired employees. Health care benefits are provided to participants who meet certain eligibility requirements under the applicable collective bargaining unit.
The following table sets forth our fiscal year contributions to multiemployer pension and health and welfare benefit plans that were expensed during the fiscal years 2014, 2013 and 2012, respectively:

	2014	2013	2012
Pension plans	$115	$97	$91
Health & welfare plans	158	147	140
Total contributions	$273	$244	$231
Defined Contribution Plans
The Company has savings and investment plans that allow eligible employees to allocate up to 50% of their salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s contribution up to plan limits. Effective January 1, 2012, the Company adopted new defined contribution retirement plans for employees who begin service after December 31, 2011 and are not eligible to participate in the defined benefit pension plans. In general, the Company contributes from 3% to 9% of an employee’s compensation depending on the employee’s age and years of service with the Company up to plan limits. In fiscal years 2014, 2013 and 2012, the costs of these plans were $87 million, $68 million and $63 million, respectively.
11 Equity

As of the filing date of this report, the Board of Directors had not yet declared a dividend related to fiscal 2014. The Company paid a $0.86 per share dividend ($1.5 billion) during the second quarter of fiscal 2014 related to fiscal 2013. The Company paid a $0.75 per share dividend ($1.3 billion) during the first quarter of fiscal 2013 related to fiscal 2012. The Company paid a $0.60 per share dividend ($1.1 billion) during the second quarter of fiscal 2012 related to fiscal 2011.
During fiscal 2014, the Company repurchased 84 million shares of its common stock for approximately $6.5 billion. During fiscal 2013, the Company repurchased 71 million shares of its common stock for approximately $4.1 billion. During fiscal 2012, the Company repurchased 72 million shares of its common stock for approximately $3.0 billion. On March 22, 2011, the Company’s Board of Directors increased the amount of shares that can be repurchased to 400 million shares as of that date. As of September 27, 2014, the Company had remaining authorization in place to repurchase 77 million additional shares. The repurchase program does not have an expiration date.

The following table summarizes the changes in each component of AOCI including our proportional share of equity method investee amounts, net of 37% estimated tax:

	Market Value Adjustments		Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Investments	Cash Flow Hedges
Balance at Oct. 1, 2011	$6	$(54)	$(2,625)	$43	$(2,630)
Unrealized gains (losses) arising during the period	4	38	(829)	(60)	(847)
Reclassifications of realized net (gains) losses to net income	(7)	(36)	220	34	211
Balance at Sept. 29, 2012	3	(52)	(3,234)	17	(3,266)
Unrealized gains (losses) arising during the period	117	208	1,668	(117)	1,876
Reclassifications of realized net (gains) losses to net income	(25)	(73)	295	6	203
Balance at Sept. 28, 2013	95	83	(1,271)	(94)	(1,187)
Unrealized gains (losses) arising during the period	109	169	(1,022)	18	(726)
Reclassifications of realized net (gains) losses to net income	(104)	(48)	97	—	(55)
Balance at Sept. 27, 2014	$100	$204	$(2,196)	$(76)	$(1,968)

Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Consolidated Statements of Income:	2014	2013	2012
Investments, net	Interest income/(expense), net	$165	$40	$11
Estimated tax	Income taxes	(61)	(15)	(4)
		104	25	7

Cash flow hedges	Primarily revenue	76	116	57
Estimated tax	Income taxes	(28)	(43)	(21)
		48	73	36

Pension and postretirement medical expense	Primarily included in the computation of net periodic benefit cost (see Note 10)	(154)	(467)	(349)
Estimated tax	Income taxes	57	172	129
		(97)	(295)	(220)

Foreign currency translation and other	Other income/(expense), net	—	(10)	(54)
Estimated tax	Income taxes	—	4	20
		—	(6)	(34)

Total reclassifications for the period		$55	$(203)	$(211)
At September 27, 2014 and September 28, 2013, the Company held available-for-sale investments in unrecognized gain positions totaling $55 million and $156 million, respectively, and no investments in significant unrecognized loss positions.

12 Equity-Based Compensation

Under various plans, the Company may grant stock options and other equity-based awards to executive, management and creative personnel. The Company’s approach to long-term incentive compensation contemplates awards of stock options and restricted stock units (RSUs). Certain RSUs awarded to senior executives vest based upon the achievement of market and/or performance conditions (Performance RSUs).
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
RSUs generally vest ratably over four years and Performance RSUs fully vest after three years, subject to achieving market and/or performance conditions.
Equity-based award grants generally provide continued vesting, in the event of termination, for employees that reach age 60 or greater, have at least ten years of service and have held the award for at least one year.
Each share granted subject to a stock option award reduces the number of shares available under the Company’s stock incentive plans by one share while each share granted subject to a RSU award reduces the number of shares available by two shares. As of September 27, 2014, the maximum number of shares available for issuance under the Company’s stock incentive plans (assuming all the awards are in the form of stock options) was approximately 99 million shares and the number available for issuance assuming all awards are in the form of RSUs was approximately 50 million shares. The Company satisfies stock option exercises and vesting of RSUs with newly issued shares. Stock options and RSUs are generally forfeited by employees who terminate prior to vesting.
Each year, during the first half of the year, the Company awards stock options and restricted stock units to a broad-based group of management and creative personnel. The fair value of options is estimated based on the binomial valuation model. The binomial valuation model takes into account variables such as volatility, dividend yield and the risk-free interest rate. The binomial valuation model also considers the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and the termination rate (the probability of a vested option being cancelled due to the termination of the option holder) in computing the value of the option.
In fiscal years 2014, 2013 and 2012, the weighted average assumptions used in the option-valuation model were as follows:

	2014	2013	2012
Risk-free interest rate	3.0%	1.8%	2.0%
Expected volatility	25%	26%	31%
Dividend yield	1.37%	1.60%	1.56%
Termination rate	3.2%	2.7%	2.7%
Exercise multiple	1.48	1.41	1.41
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
The impact of stock options/rights and RSUs on income and cash flows for fiscal years 2014, 2013 and 2012, was as follows:

	2014	2013	2012
Stock option/rights compensation expense (1)	$102	$101	$115
RSU compensation expense	312	311	310
Total equity-based compensation expense (2)	414	412	425
Tax impact	(139)	(139)	(145)
Reduction in net income	$275	$273	$280
Equity-based compensation expense capitalized during the period	$49	$58	$56
Tax benefit reported in cash flow from financing activities	$255	$204	$122

(1)	Includes stock appreciation rights.

(2)
Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs. Amortization of previously capitalized equity-based compensation totaled $68 million, $65 million and $59 million in fiscal years 2014, 2013 and 2012, respectively.

The following table summarizes information about stock option transactions (shares in millions):

	2014
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	41	$37.06
Awards forfeited	(1)	45.61
Awards granted	6	69.74
Awards exercised	(12)	32.64
Awards expired/cancelled	—	—
Outstanding at end of year	34	44.23
Exercisable at end of year	15	$33.87
The following tables summarize information about stock options vested and expected to vest at September 27, 2014 (shares in millions):

	Vested
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$ 0 — $ 20	1	$18.62	1.2
$ 21 — $ 30	4	26.88	0.9
$ 31 — $ 40	8	36.09	6.0
$ 41 — $ 75	2	50.76	8.2
	15

	Expected to Vest
Range of Exercise Prices	Number of Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$ 0 — $ 30	1	$24.06	2.9
$ 31 — $ 40	6	38.98	7.0
$ 41 — $ 55	6	51.06	8.3
$ 56 — $ 85	5	72.75	9.2
	18

(1)	Number of options expected to vest is total unvested options less estimated forfeitures.
The following table summarizes information about RSU transactions (shares in millions):

	2014
	Units	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	21	$42.28
Granted (1)	5	72.63
Vested	(9)	39.23
Forfeited	(1)	47.60
Unvested at end of year (2)	16	$53.17
(1) RSU grants include 0.3 million shares of Performance RSUs.
(2) 1.2 million of the unvested RSUs are Performance RSUs.
The weighted average grant-date fair values of options granted during 2014, 2013 and 2012 were $19.21, $12.38 and $10.65, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during 2014, 2013 and 2012 totaled $1,257 million, $1,162 million and $1,033 million, respectively. The aggregate intrinsic values of stock options vested and expected to vest at September 27, 2014 were $807 million and $653 million, respectively.
As of September 27, 2014, there was $154 million of unrecognized compensation cost related to unvested stock options and $486 million related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.6 years for stock options and 1.6 years for RSUs.
Cash received from option exercises for 2014, 2013 and 2012 was $404 million, $587 million and $1,008 million, respectively. Tax benefits realized from tax deductions associated with option exercises and RSU vesting for 2014, 2013 and 2012 totaled $431 million, $398 million and $360 million, respectively.

13 Detail of Certain Balance Sheet Accounts

	September 27, 2014	September 28, 2013
Current receivables
Accounts receivable	$7,428	$6,694
Other	548	428
Allowance for doubtful accounts	(154)	(155)
	$7,822	$6,967

Other current assets
Prepaid expenses	$425	$443
Other	376	162
	$801	$605

Parks, resorts and other property
Attractions, buildings and improvements	$21,539	$21,195
Leasehold improvements	757	697
Furniture, fixtures and equipment	15,701	15,135
Land improvements	4,266	4,165
	42,263	41,192
Accumulated depreciation	(23,722)	(22,459)
Projects in progress	3,553	2,476
Land	1,238	1,171
	$23,332	$22,380

Intangible assets
Character/franchise intangibles and copyrights	$5,830	$5,771
Other amortizable intangible assets	903	624
Accumulated amortization	(1,204)	(980)
Net amortizable intangible assets	5,529	5,415
FCC licenses	667	717
Trademarks	1,218	1,218
Other indefinite lived intangible assets	20	20
	$7,434	$7,370

Other non-current assets
Receivables	$1,485	$1,547
Prepaid expenses	212	190
Other	645	689
	$2,342	$2,426

Accounts payable and other accrued liabilities
Accounts payable	$5,371	$4,899
Payroll and employee benefits	1,769	1,628
Other	455	276
	$7,595	$6,803

	September 27, 2014	September 28, 2013
Other long-term liabilities
Pension and postretirement medical plan liabilities	$3,481	$2,091
Other	2,461	2,470
	$5,942	$4,561

14 Commitments and Contingencies
Commitments
The Company has various contractual commitments for broadcast rights for sports, feature films and other programming, totaling approximately $46.1 billion, including approximately $0.4 billion for available programming as of September 27, 2014, and approximately $44.2 billion related to sports programming rights, primarily college football (including college bowl games) and basketball conferences, NFL, MLB and NBA.
The Company has entered into operating leases for various real estate and equipment needs, including retail outlets and distribution centers for consumer products, broadcast equipment and office space for general and administrative purposes. Rental expense for operating leases during fiscal years 2014, 2013 and 2012, including common-area maintenance and contingent rentals, was $883 million, $875 million and $863 million, respectively.
The Company also has contractual commitments for creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives.
Contractual commitments for broadcast programming rights, future minimum lease payments under non-cancelable operating leases and creative talent and other commitments totaled $54.2 billion at September 27, 2014, payable as follows:

	Broadcast Programming	Operating Leases	Other	Total
2015	$5,184	$460	$1,907	$7,551
2016	5,139	392	818	6,349
2017	4,641	327	489	5,457
2018	4,428	268	249	4,945
2019	4,596	225	124	4,945
Thereafter	22,097	1,715	1,141	24,953
	$46,085	$3,387	$4,728	$54,200
Certain contractual commitments, principally broadcast programming rights and operating leases, have payments that are variable based primarily on revenues.
As a result of new broadcast programming rights commitments, primarily for incremental sports rights with payment terms that range up to 11 years, and payments subsequent to year end, the Company’s broadcast programming commitments are approximately $58 billion as of November 15, 2014.

The Company has non-cancelable capital leases, primarily for land and broadcast equipment, which had gross carrying values of $557 million and $572 million at September 27, 2014 and September 28, 2013, respectively. Accumulated amortization related to these capital leases totaled $223 million and $208 million at September 27, 2014 and September 28, 2013, respectively. Future payments under these leases as of September 27, 2014 are as follows:

2015	$71
2016	40
2017	38
2018	21
2019	14
Thereafter	500
Total minimum obligations	684
Less amount representing interest	(422)
Present value of net minimum obligations	262
Less current portion	(33)
Long-term portion	$229
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of September 27, 2014, the remaining debt service obligation guaranteed by the Company was $334 million, of which $68 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for Anaheim bonds.
Legal Matters
Beef Products, Inc. v. American Broadcasting Companies, Inc. On September 13, 2012, plaintiffs filed an action in South Dakota state court against certain subsidiaries and employees of the Company and others, asserting claims for defamation arising from alleged false statements and implications, statutory and common law product disparagement, and tortious interference with existing and prospective business relationships. The claims arise out of ABC News reports published in March and April 2012 that discussed the subject of labeling requirements for production processes related to a product one plaintiff produces that is added to ground beef before sale to consumers. Plaintiffs seek actual and consequential damages in excess of $400 million, statutory damages (including treble damages) pursuant to South Dakota’s Agricultural Food Products Disparagement Act, and punitive damages. On July 9, 2013, the Company moved in state court to dismiss all claims and on March 27, 2014, the state court dismissed certain common law disparagement counts as preempted by South Dakota’s produce disparagement statute, but denied the motion on the remaining claims. On April 23, 2014, the Company petitioned the South Dakota Supreme Court to allow a discretionary appeal seeking reversal of the state court’s order permitting the remaining common law disparagement claims to proceed and also seeking reversal of its decision to allow certain claims to proceed as defamation claims. On May 22, 2014, the South Dakota Supreme Court denied the Company’s petition. On May 23, 2014, the Company answered the Complaint. Trial is set for February 2017. At this time, the Company is not able to predict the ultimate outcome of this matter, nor can it estimate the range of possible loss.
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
Celador International Ltd. v. American Broadcasting Companies, Inc.
In connection with the Company’s litigation with Celador International Ltd., the Company recorded a $321 million charge in Other income/(expense), net, in fiscal 2013. This amount was paid in fiscal 2013.

Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of television program rights within the Media Networks segment and vacation ownership units within the Parks and Resorts segment. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.8 billion as of September 27, 2014. The activity in fiscal 2014 related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was $0.7 billion as of September 27, 2014. The activity in fiscal 2014 related to the allowance for credit losses was not material.
15 Fair Value Measurement

The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level. See Note 10 for the definitions of fair value and each Level within the fair value hierarchy.

	Fair Value Measurement at September 27, 2014
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$100	$—	$—	$100
Derivatives
Interest rate	—	117	—	117
Foreign exchange	—	621	—	621
Liabilities
Derivatives
Interest rate	—	(75)	—	(75)
Foreign exchange	—	(121)	—	(121)
Other	—	—	(198)	(198)
Total recorded at fair value	$100	$542	$(198)	$444
Fair value of borrowings	$—	$14,374	$901	$15,275

	Fair Value Measurement at September 28, 2013
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$305	$—	$—	$305
Derivatives
Interest rate	—	170	—	170
Foreign exchange	—	267	—	267
Liabilities
Derivatives
Interest rate	—	(94)	—	(94)
Foreign exchange	—	(201)	—	(201)
Total recorded at fair value	$305	$142	$—	$447
Fair value of borrowings	$—	$13,630	$914	$14,544

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
Level 3 borrowings, which include HKDL borrowings and other foreign currency denominated borrowings, are generally valued based on historical market transactions, prevailing market interest rates and the Company’s current borrowing cost and credit risk.
The Company’s financial instruments also include cash, cash equivalents, receivables and account payable. The carrying values of these financial instruments approximate the fair values.
The Company also has assets that are required to be recorded at fair value on a non-recurring basis when the estimated future cash flows provide indicators that the asset may be impaired. In addition, we compare the carrying values of our indefinite-lived intangible assets to fair value on at least an annual basis. During fiscal 2014, radio FCC licenses with a carrying value of $117 million were written down to fair value of $71 million resulting in an impairment charge of $46 million, which was recorded in Restructuring and impairment charges in the Consolidated Statement of Income. The radio FCC license fair values were derived from market transactions, which is a Level 3 valuation technique, and were determined in connection with the plan to sell Radio Disney stations. During fiscal years 2013 and 2012, the Company recorded film production cost impairment charges of $100 million and $121 million, respectively. The aggregate carrying values of the films for which we prepared the fair value analyses in fiscal years 2013 and 2012 were $142 million and $172 million, respectively. These impairment charges are reported in Costs of services in the Consolidated Statements of Income. The film impairment charges reflected the excess of the unamortized cost of the impaired films over their estimated fair value using discounted cash flows, which is a Level 3 valuation technique.
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
The Company does not expect that it would realize a material loss, based on the fair value of its derivative financial instruments as of September 27, 2014, in the event of nonperformance by any single derivative counterparty. The Company generally enters into transactions only with derivative counterparties that have a credit rating of A- or better and requires collateral in the event credit ratings fall below A- or in the event aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.
The Company does not have material cash and cash equivalent balances with financial institutions that have below investment grade credit ratings. As of September 27, 2014, the Company’s balances with individual financial institutions that exceeded 10% of the Company’s total cash and cash equivalents were 43% of total cash and cash equivalents compared to 26% as of September 28, 2013.
The Company’s trade receivables and financial investments do not represent a significant concentration of credit risk at September 27, 2014 due to the wide variety of customers and markets into which the Company’s products are sold, their dispersion across geographic areas and the diversification of the Company’s portfolio among issuers.

16 Derivative Instruments

The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of September 27, 2014
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$251	$160	$(54)	$(8)
Interest rate	—	117	(75)	—
Derivatives not designated as hedges
Foreign exchange	171	39	(59)	—
Gross fair value of derivatives	422	316	(188)	(8)
Counterparty netting	(144)	(18)	154	8
Cash collateral (received)/posted	(80)	(119)	—	—
Net derivative positions	$198	$179	$(34)	$—

	As of September 28, 2013
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$146	$106	$(68)	$(24)
Interest rate	—	170	(94)	—
Derivatives not designated as hedges
Foreign exchange	15	—	(82)	(27)
Gross fair value of derivatives	161	276	(244)	(51)
Counterparty netting	(137)	(34)	143	28
Cash collateral (received)/posted	(13)	(157)	36	18
Net derivative positions	$11	$85	$(65)	$(5)

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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of September 27, 2014 and September 28, 2013, the total notional amount of the Company’s pay-floating interest rate swaps was $6.8 billion and $5.6 billion, respectively. The following table summarizes adjustments related to fair value hedges included in Interest income/(expense), net in the Consolidated Statements of Income.

	2014	2013	2012
Gain (loss) on interest rate swaps	$(38)	$(180)	$23
Gain (loss) on hedged borrowings	38	180	(23)

In addition, the Company realized net benefits of $93 million, $80 million and $58 million for fiscal years 2014, 2013 and 2012, respectively, in Interest income/expense, net related to the pay-floating interest rate swaps.
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at September 27, 2014 or at September 28, 2013 and gains and losses related to pay-fixed swaps recognized in earnings for fiscal years 2014, 2013 and 2012 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of September 27, 2014 and September 28, 2013, the notional amounts of the Company’s net foreign exchange cash flow hedges were $5.0 billion and $4.3 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for fiscal years 2014, 2013 and 2012 were not material. Net deferred gains recorded in AOCI that will be reclassified to earnings in the next twelve months totaled $200 million.
Foreign exchange risk management contracts with respect to foreign currency assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at September 27, 2014 and September 28, 2013 were $4.3 billion and $4.3 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the offsetting net foreign exchange gains or losses on the related foreign exchange contracts for fiscal years 2014, 2013 and 2012 by corresponding line item in which they are recorded in the Consolidated Statements of Income:

	Costs and Expenses			Interest Income/(Expense), net
	2014	2013	2012	2014	2013	2012
Net gains (losses) on foreign currency denominated assets and liabilities	$(269)	$(33)	$(63)	$24	$199	$(9)
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	216	(8)	9	(24)	(194)	—
Net gains (losses)	$(53)	$(41)	$(54)	$—	$5	$(9)
In addition to the amounts in this table, the Company recorded a $143 million foreign currency translation loss on net monetary assets denominated in Venezuelan BsF in the second quarter of fiscal 2014 that is reported in "Other income/(expense), net" (see Note 4 to the Consolidated Financial Statements).

Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The fair value of commodity hedging contracts at September 27, 2014 and September 28, 2013 were not material. The related gains and losses recognized in earnings were not material for fiscal years 2014, 2013 and 2012.

Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain commodity swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The fair value of these contracts at September 27, 2014 and September 28, 2013 were not material. The related gains and losses recognized in earnings were not material for fiscal years 2014, 2013 and 2012.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $34 million and $124 million at September 27, 2014 and September 28, 2013, respectively.
17 Restructuring and Impairment Charges
The Company recorded $140 million, $214 million and $100 million of restructuring and impairment charges in fiscal years 2014, 2013 and 2012, respectively. Charges in fiscal 2014 are primarily due to severance and radio FCC license impairments, which were determined in connection with the plan to sell Radio Disney stations. Charges in fiscal 2013 were due to severance, contract and lease termination costs and intangible and other asset impairments. Charges in fiscal 2012 were due to severance, lease termination costs and the write-off of an intellectual property asset. Charges in each fiscal year were largely due to organizational and cost structure initiatives across various of our businesses.
18 New Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board issued guidance that replaces the existing accounting standards for revenue recognition. The guidance requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. The standard is effective beginning the first quarter of the Company’s 2018 fiscal year (with early adoption not permitted) and may be adopted either by restating all years presented in the Company’s financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of fiscal 2018. The Company is assessing the potential impact this guidance will have on its financial statements.

QUARTERLY FINANCIAL SUMMARY
(in millions, except per share data)

(unaudited)	Q1(1)	Q2 (2)	Q3 (3)	Q4 (4)
2014
Revenues	$12,309	$11,649	$12,466	$12,389
Segment operating income (5)	3,020	3,353	3,857	2,775
Net income	1,904	2,056	2,419	1,625
Net income attributable to Disney	1,840	1,917	2,245	1,499
Earnings per share:
Diluted	$1.03	$1.08	$1.28	$0.86
Basic	1.04	1.10	1.30	0.87
2013
Revenues	$11,341	$10,554	$11,578	$11,568
Segment operating income (5)	2,380	2,509	3,351	2,484
Net income	1,438	1,621	2,034	1,543
Net income attributable to Disney	1,382	1,513	1,847	1,394
Earnings per share:
Diluted	$0.77	$0.83	$1.01	$0.77
Basic	0.78	0.84	1.02	0.78

(1)
Results for the first quarter of fiscal 2014 include restructuring and impairment charges, which had an adverse impact of $0.01 on diluted earnings per share. The first quarter of fiscal 2013 includes charges related to the Celador litigation ($0.11 per diluted share) and our share of expense associated with the Hulu Equity Redemption ($0.02 per diluted share), partially offset by a gain on the sale of our 50% interest in ESS ($0.07 per diluted share) and a tax benefit related to an increase in the amount of prior-year foreign earnings considered to be indefinitely reinvested outside of the United States ($0.04 per diluted share). These items had a net adverse impact of $0.02 on diluted earnings per share.

(2)
Results for the second quarter of fiscal 2014 include a loss from Venezuelan foreign currency translation ($0.05 per diluted share) and restructuring and impairment charges ($0.02 per diluted share), partially offset by a gain on the sale of property ($0.03 per diluted share) and income related to a portion of a settlement of an affiliate contract dispute ($0.01 per diluted share). These items had a net adverse impact of $0.03 on diluted earnings per share. The second quarter of fiscal 2013 includes favorable tax adjustments related to pre-tax earnings in prior years ($0.06 per diluted share), partially offset by restructuring and impairment charges ($0.02 per diluted share). These items had a net positive impact of $0.04 on diluted earnings per share.

(3)	The third quarter of fiscal 2013 includes restructuring and impairment charges, which had an adverse impact of $0.02 on diluted earnings per share.

(4)
Results for the fourth quarter of fiscal 2014 include restructuring and impairment charges, which had an adverse impact of $0.03 on diluted earnings per share. The fourth quarter of fiscal 2013 includes restructuring and impairment charges ($0.03 per diluted share), offset by a tax benefit related to an increase in the amount of prior-year foreign earnings considered to be indefinitely reinvested outside of the United States ($0.02 per diluted share) and gains on the sale of various businesses ($0.01 per diluted share), which collectively had no net impact on earnings per share.

(5)
Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, other income/(expense), interest income/(expense), income taxes and noncontrolling interests. Segment operating income includes equity in the income of investees.