Form 10-Q
period 2014-12-27
WALT DISNEY CO/
filed 2015-02-03
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
December 27, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,699,563,381 shares of common stock outstanding as of January 28, 2015.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended
	December 27, 2014	December 28, 2013
Revenues:
Services	$10,727	$9,857
Products	2,664	2,452
Total revenues	13,391	12,309
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(6,134)	(5,614)
Cost of products (exclusive of depreciation and amortization)	(1,522)	(1,451)
Selling, general, administrative and other	(1,935)	(2,018)
Depreciation and amortization	(592)	(561)
Total costs and expenses	(10,183)	(9,644)
Restructuring and impairment charges	—	(19)
Other income, net	—	6
Interest income/(expense), net	(58)	49
Equity in the income of investees	212	239
Income before income taxes	3,362	2,940
Income taxes	(1,118)	(1,036)
Net income	2,244	1,904
Less: Net income attributable to noncontrolling interests	(62)	(64)
Net income attributable to The Walt Disney Company (Disney)	$2,182	$1,840

Earnings per share attributable to Disney:
Diluted	$1.27	$1.03

Basic	$1.28	$1.04

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,717	1,784

Basic	1,700	1,762

Dividends declared per share	$1.15	$0.86
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended
	December 27, 2014	December 28, 2013
Net income	$2,244	$1,904
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	(16)	(19)
Market value adjustments for hedges	135	31
Pension and postretirement medical plan adjustments	44	25
Foreign currency translation and other	(95)	14
Other comprehensive income/(loss)	68	51
Comprehensive income	2,312	1,955
Less: Net income attributable to noncontrolling interests	(62)	(64)
Less: Other comprehensive (income)/loss attributable to noncontrolling interests	20	(8)
Comprehensive income attributable to Disney	$2,270	$1,883
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	December 27, 2014	September 27, 2014
ASSETS
Current assets
Cash and cash equivalents	$5,077	$3,421
Receivables	8,591	7,822
Inventories	1,476	1,574
Television costs and advances	712	1,061
Deferred income taxes	452	497
Other current assets	932	801
Total current assets	17,240	15,176
Film and television costs	5,672	5,325
Investments	2,642	2,696
Parks, resorts and other property
Attractions, buildings and equipment	42,324	42,263
Accumulated depreciation	(24,045)	(23,722)
	18,279	18,541
Projects in progress	4,148	3,553
Land	1,233	1,238
	23,660	23,332
Intangible assets, net	7,369	7,434
Goodwill	27,849	27,881
Other assets	2,603	2,342
Total assets	$87,035	$84,186

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$9,069	$7,595
Current portion of borrowings	4,376	2,164
Unearned royalties and other advances	3,359	3,533
Total current liabilities	16,804	13,292

Borrowings	12,167	12,676
Deferred income taxes	4,414	4,098
Other long-term liabilities	5,857	5,942
Commitments and contingencies (Note 10)
Equity
Preferred stock, $.01 par value Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value Authorized – 4.6 billion shares, Issued – 2.8 billion shares	34,488	34,301
Retained earnings	53,969	53,734
Accumulated other comprehensive loss	(1,880)	(1,968)
	86,577	86,067
Treasury stock, at cost, 1.1 billion shares at December 27, 2014 and September 27, 2014	(42,412)	(41,109)
Total Disney Shareholders’ equity	44,165	44,958
Noncontrolling interests	3,628	3,220
Total equity	47,793	48,178
Total liabilities and equity	$87,035	$84,186

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Quarter Ended
	December 27, 2014	December 28, 2013
OPERATING ACTIVITIES
Net income	$2,244	$1,904
Depreciation and amortization	592	561
Gains on sales of investments and dispositions	—	(111)
Deferred income taxes	290	(85)
Equity in the income of investees	(212)	(239)
Cash distributions received from equity investees	197	187
Net change in film and television costs and advances	114	(299)
Equity-based compensation	104	96
Other	171	27
Changes in operating assets and liabilities:
Receivables	(1,027)	(1,175)
Inventories	92	97
Other assets	(44)	(20)
Accounts payable and other accrued liabilities	(1,283)	(707)
Income taxes	617	976
Cash provided by operations	1,855	1,212

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(998)	(658)
Sales of investments/proceeds from dispositions	—	136
Other	7	(5)
Cash used in investing activities	(991)	(527)

FINANCING ACTIVITIES
Commercial paper borrowings, net	2,747	2,149
Borrowings	69	66
Reduction of borrowings	(1,098)	(1,046)
Repurchases of common stock	(1,303)	(1,718)
Proceeds from exercise of stock options	65	94
Other	417	218
Cash provided by/(used in) financing activities	897	(237)

Impact of exchange rates on cash and cash equivalents	(105)	18

Increase in cash and cash equivalents	1,656	466
Cash and cash equivalents, beginning of period	3,421	3,931
Cash and cash equivalents, end of period	$5,077	$4,397
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	December 27, 2014			December 28, 2013
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$44,958	$3,220	$48,178	$45,429	$2,721	$48,150
Comprehensive income	2,270	42	2,312	1,883	72	1,955
Equity compensation activity	179	—	179	238	—	238
Dividends	(1,948)	—	(1,948)	(1,508)	—	(1,508)
Common stock repurchases	(1,303)	—	(1,303)	(1,718)	—	(1,718)
Contributions	—	351	351	—	180	180
Distributions and other	9	15	24	—	(1)	(1)
Ending balance	$44,165	$3,628	$47,793	$44,324	$2,972	$47,296
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the quarter ended December 27, 2014 are not necessarily indicative of the results that may be expected for the year ending October 3, 2015. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation.
These financial statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K.
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

	Quarter Ended
	December 27, 2014	December 28, 2013
Media Networks
Cable Networks	$242	$257
Broadcasting	(29)	(18)
Equity in the income of investees included in segment operating income	$213	$239

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended
	December 27, 2014	December 28, 2013
Revenues (1):
Media Networks	$5,860	$5,290
Parks and Resorts	3,910	3,597
Studio Entertainment	1,858	1,893
Consumer Products	1,379	1,126
Interactive	384	403
	$13,391	$12,309
Segment operating income (1):
Media Networks	$1,495	$1,455
Parks and Resorts	805	671
Studio Entertainment	544	409
Consumer Products	626	430
Interactive	75	55
	$3,545	$3,020

(1) Studio Entertainment segment revenues and operating income include an allocation of Consumer Products revenues, which is meant to reflect royalties on sales of merchandise based on certain film properties. The increase to Studio Entertainment revenues and operating income and corresponding decrease to Consumer Products revenues and operating income totaled $145 million and $63 million for the quarters ended December 27, 2014 and December 28, 2013, respectively.
A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended
	December 27, 2014	December 28, 2013
Segment operating income	$3,545	$3,020
Corporate and unallocated shared expenses	(125)	(116)
Restructuring and impairment charges	—	(19)
Other income, net	—	6
Interest income/(expense), net	(58)	49
Income before income taxes	$3,362	$2,940

3.	Acquisitions
Maker Studios
On May 7, 2014, the Company acquired Maker Studios, Inc. (Maker), a leading network of online video content, for approximately $500 million of cash consideration, subject to certain conditions and adjustments. Maker shareholders may also receive up to $450 million of additional cash upon final determination of Maker’s achievement of performance targets for calendar years 2014 and 2015.  The Company has recognized a $198 million liability for the fair value of the contingent consideration (determined by a probability weighting of potential payouts). Subsequent changes in the estimated fair value, if any, will be recognized in earnings. The majority of the purchase price has been allocated to goodwill, which is not deductible for tax purposes. Goodwill reflects the synergies expected from enhancing the presence of Disney’s franchises and brands through the use of Maker’s distribution platform, advanced technology and business intelligence capability. The revenue and net income of Maker included in the Company’s Condensed Consolidated Statement of Income for the quarter ended December 27, 2014 was not material.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Goodwill
The changes in the carrying amount of goodwill for the quarter ended December 27, 2014 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive	Total
Balance at Sept. 27, 2014	$16,378	$291	$6,856	$2,967	$1,389	$27,881
Acquisitions	—	—	—	—	—	—
Dispositions	—	—	—	(1)	—	(1)
Other, net	(14)	—	(12)	—	(5)	(31)
Balance at Dec. 27, 2014	$16,364	$291	$6,844	$2,966	$1,384	$27,849

4.	Borrowings
During the quarter ended December 27, 2014, the Company’s borrowing activity was as follows:

	September 27, 2014	Borrowings	Reductions of borrowings	Other Activity	December 27, 2014
Commercial paper with original maturities less than three months, net (1)	$50	$1,025	$—	$—	$1,075
Commercial paper with original maturities greater than three months	—	1,722	—	—	1,722
U.S. medium-term notes	13,713	—	(1,000)	3	12,716
Foreign currency denominated debt	783	69	(93)	(19)	740
Other	294	—	(12)	8	290
Total	$14,840	$2,816	$(1,105)	$(8)	$16,543

(1) Borrowings and reductions of borrowings are reported net.
The Company has bank facilities with a syndicate of lenders to support commercial paper borrowings. The following is a summary of the bank facilities at December 27, 2014:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2015	$1,500	$—	$1,500
Facility expiring June 2017	2,250	—	2,250
Facility expiring March 2019	2,250	—	2,250
Total	$6,000	$—	$6,000
All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. As of December 27, 2014, $214 million of letters of credit were outstanding, of which none were issued under this facility. The facilities contain only one financial covenant, relating to interest coverage, which the Company met on December 27, 2014 by a significant margin, and specifically exclude certain entities, including the International Theme Parks, from any representations, covenants, or events of default.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Interest income/(expense)
Interest and investment income and interest expense are reported net in the Condensed Consolidated Statements of Income and consist of the following (net of capitalized interest):

	Quarter Ended
	December 27, 2014	December 28, 2013
Interest expense	$(69)	$(81)
Interest and investment income	11	130
Interest income/(expense), net	$(58)	$49

Interest and investment income includes gains and losses on the sale of available-for-sale and non-publicly traded cost method investments, investment impairments and interest earned on cash and cash equivalents and certain receivables. There were no sales of investments during the quarter ended December 27, 2014. The quarter ended December 28, 2013 included $59 million and $46 million of realized net gains on available-for-sale and cost method investments, respectively.

5.	International Theme Park Investments
At December 27, 2014, the Company had a 51% effective ownership interest in the operations of Disneyland Paris, a 48% ownership interest in the operations of HKDL and a 43% ownership interest in the operations of Shanghai Disney Resort, all of which are VIEs consolidated in the Company’s financial statements. See Note 1 for the Company’s policy on consolidating VIEs.
The following tables present summarized balance sheet information for the Company as of December 27, 2014 and September 27, 2014, reflecting the impact of consolidating the International Theme Parks balance sheets.

	As of December 27, 2014
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$4,174	$903	$5,077
Other current assets	11,883	280	12,163
Total current assets	16,057	1,183	17,240
Investments/Advances	6,812	(4,170)	2,642
Parks, resorts and other property	16,981	6,679	23,660
Other assets	43,480	13	43,493
Total assets	$83,330	$3,705	$87,035

Current portion of borrowings	$4,376	$—	$4,376
Other current liabilities	11,660	768	12,428
Total current liabilities	16,036	768	16,804
Borrowings	11,912	255	12,167
Deferred income taxes and other long-term liabilities	10,088	183	10,271
Equity	45,294	2,499	47,793
Total liabilities and equity	$83,330	$3,705	$87,035

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

The following table presents summarized income statement information of the Company for the quarter ended December 27, 2014, reflecting the impact of consolidating the International Theme Parks income statements.

	Before International Theme Parks Consolidation(1)	International Theme Parks and Adjustments	Total
Revenues	$12,813	$578	$13,391
Cost and expenses	(9,597)	(586)	(10,183)
Other income/(expense), net	(31)	31	—
Interest income/(expense), net	(43)	(15)	(58)
Equity in the income of investees	218	(6)	212
Income before income taxes	3,360	2	3,362
Income taxes	(1,118)	—	(1,118)
Net income	$2,242	$2	$2,244

(1)
These amounts include the International Theme Parks under the equity method of accounting. As such, royalty and management fee income from these operations is included in Revenues and our share of their net income/(loss) is included in Equity in the income of investees. There were $14 million of royalties and management fees recognized for the quarter ended December 27, 2014.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents summarized cash flow statement information of the Company for the quarter ended December 27, 2014, reflecting the impact of consolidating the International Theme Parks cash flow statements.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash provided by operations	$1,742	$113	$1,855
Investments in parks, resorts and other property	(360)	(638)	(998)
Cash (used in)/provided by other investing activities	(320)	327	7
Cash provided by financing activities	562	335	897
Impact of exchange rates on cash and cash equivalents	(95)	(10)	(105)
Change in cash and cash equivalents	1,529	127	1,656
Cash and cash equivalents, beginning of period	2,645	776	3,421
Cash and cash equivalents, end of period	$4,174	$903	$5,077
Disneyland Paris
In September 2012, the Company provided Disneyland Paris with €1.2 billion ($1.5 billion) of intercompany loans, which were used to repay its outstanding third-party bank debt. The Company has also provided Disneyland Paris lines of credit totaling €350 million ($428 million), one of which bears interest at EURIBOR and expires in two tranches (€100 million in 2015 and €150 million in 2018) and another €100 million credit line, which bears interest at EURIBOR plus 2.0% and expires in 2017. The balance outstanding under the lines of credit was €250 million ($305 million) at December 27, 2014. The total outstanding balance of loans provided to Disneyland Paris, including amounts outstanding under the lines of credit, was €1.8 billion ($2.2 billion) as of December 27, 2014.

Disneyland Paris is currently implementing a €1.0 billion ($1.2 billion) recapitalization consisting of the following:

•
An equity rights offering to raise approximately €0.4 billion ($0.4 billion) in cash proceeds of which the Company will fund approximately €0.2 billion ($0.3 billion). To the extent the other Disneyland Paris shareholders choose not to participate in the rights offering, the Company will also purchase the unsubscribed shares.

•	The Company will convert €0.6 billion ($0.7 billion) of its loans to Disneyland Paris into equity.

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
The recapitalization received Disneyland Paris shareholders’ approval in January 2015 and the rights offering has commenced. The recapitalization is expected to be completed in fiscal 2015.
The Company has recognized approximately $365 million of deferred income tax assets on the difference between the Company’s tax basis in its investment in Disneyland Paris and the Company’s financial statement carrying value of Disneyland Paris. The Company will likely be required to write-off this deferred tax asset as a result of the recapitalization.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Hong Kong Disneyland Resort
At December 27, 2014, the Government of the Hong Kong Special Administrative Region (HKSAR) and the Company had a 52% and 48% equity interest in HKDL, respectively. In addition, HKSAR holds a right to receive additional shares over time if HKDL exceeds certain return on asset performance targets.  The amount of additional shares HKSAR can receive varies to the extent certain performance targets are exceeded but is capped on both an annual and cumulative basis. Based on the number of shares currently outstanding, these additional shares could decrease the Company’s equity interest by up to 10 percentage points over a period no shorter than 18 years. As HKDL exceeded the performance targets in fiscal 2014, HKSAR received an additional equity interest of one percentage point in January 2015.
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
Shanghai Disney Resort
The Company and Shanghai Shendi (Group) Co., Ltd (Shendi) are constructing a Disney Resort (Shanghai Disney Resort) in the Pudong district of Shanghai that includes a theme park, two hotels and a retail, dining and entertainment area with a planned investment of approximately 34 billion yuan ($5.5 billion). Construction on the project began in April 2011, with the completion of major construction work anticipated by the end of calendar 2015 and opening planned for spring 2016.
The total investment in Shanghai Disney Resort will be funded in accordance with each partner’s ownership percentage, with approximately 67% from equity contributions and 33% from shareholder loans. Shanghai Disney Resort is owned through two joint venture companies, in which Shendi owns 57% and the Company owns 43%. An additional joint venture, in which the Company has a 70% interest and Shendi a 30% interest, is responsible for designing, constructing and operating Shanghai Disney Resort.

6.	Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Medical Plans
	Quarter Ended		Quarter Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Service costs	$83	$71	$4	$3
Interest costs	131	122	17	16
Expected return on plan assets	(178)	(161)	(10)	(9)
Amortization of prior-year service costs	4	4	—	—
Recognized net actuarial loss/(gain)	62	36	3	(2)
Net periodic benefit cost	$102	$72	$14	$8
During the quarter ended December 27, 2014, the Company did not make any material contributions to its pension and postretirement medical plans. The Company expects total pension and postretirement medical plan contributions in fiscal 2015 of approximately $350 million to $375 million. Final minimum pension plan funding requirements for fiscal 2015 will be determined based on our January 1, 2015 funding actuarial valuation, which will be available in the fourth quarter of fiscal 2015.

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

	Quarter Ended
	December 27, 2014	December 28, 2013
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,700	1,762
Weighted average dilutive impact of Awards	17	22
Weighted average number of common and common equivalent shares outstanding (diluted)	1,717	1,784
Awards excluded from diluted earnings per share	9	10

8.	Equity
On December 3, 2014, the Company declared a $1.15 per share dividend ($1.9 billion) related to fiscal 2014 for shareholders of record on December 15, 2014, which was paid on January 8, 2015. The Company paid a $0.86 per share dividend ($1.5 billion) during the second quarter of fiscal 2014 related to fiscal 2013.
During the quarter ended December 27, 2014, the Company repurchased 15 million shares of its common stock for $1.3 billion. On January 30, 2015, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.
The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts, net of 37% estimated tax:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
	Investments, net	Cash Flow Hedges
Balance September 27, 2014	$100	$204	$(2,196)	$(76)	$(1,968)
Unrealized gains (losses) arising during the period	(16)	176	—	(75)	85
Reclassifications of net (gains) losses to net income	—	(41)	44	—	3
Balance at December 27, 2014	$84	$339	$(2,152)	$(151)	$(1,880)

Balance at September 28, 2013	$95	$83	$(1,271)	$(94)	$(1,187)
Unrealized gains (losses) arising during the period	18	41	—	6	65
Reclassifications of net (gains) losses to net income	(37)	(10)	25	—	(22)
Balance at December 28, 2013	$76	$114	$(1,246)	$(88)	$(1,144)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended
		December 27, 2014	December 28, 2013
Investments, net	Interest income/(expense), net	$—	$59
Estimated tax	Income taxes	—	(22)
		—	37

Cash flow hedges	Primarily revenue	65	16
Estimated tax	Income taxes	(24)	(6)
		41	10

Pension and postretirement medical expense	Primarily included in the computation of net periodic benefit cost (see Note 6)	(70)	(40)
Estimated tax	Income taxes	26	15
		(44)	(25)

Total reclassifications for the period		$(3)	$22
At December 27, 2014, the Company held available-for-sale investments in net unrecognized gain positions totaling $46 million and no investments in significant unrecognized loss positions. At September 27, 2014, the Company held available-for-sale investments in net unrecognized gain positions totaling $55 million and no investments in significant unrecognized loss positions.

9.	Equity-Based Compensation
Compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended
	December 27, 2014	December 28, 2013
Stock options/rights (1)	$25	$25
RSUs	79	74
Total equity-based compensation expense (2)	$104	$99
Equity-based compensation expense capitalized during the period	$15	$14

(1)	Includes stock appreciation rights.

(2)
Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs. During the quarters ended December 27, 2014 and December 28, 2013, amortization of previously capitalized equity-based compensation totaled $9 million and $13 million, respectively.

Unrecognized compensation cost related to unvested stock options/rights and RSUs totaled approximately $237 million and $762 million, respectively, as of December 27, 2014.
The weighted average grant date fair values of options issued during the quarters ended December 27, 2014 and December 28, 2013 were $22.61 and $19.15, respectively.
During the quarter ended December 27, 2014, the Company made equity compensation grants consisting of 4.9 million stock options and 3.9 million RSUs, of which 0.2 million RSUs included market and/or performance conditions.

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
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of December 27, 2014, the remaining debt service obligation guaranteed by the Company was $334 million, of which $68 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of television program rights within the Media Networks segment and vacation ownership units within the Parks and Resorts segment. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.8 billion as of December 27, 2014. The activity in the current period related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was approximately $0.7 billion as of December 27, 2014. The activity in the current period related to the allowance for credit losses was not material.
Income Taxes
During the quarter ended December 27, 2014, the Company increased its gross unrecognized tax benefits by $19 million to $822 million with a resulting $15 million increase to income tax expense.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters.  These resolutions would reduce our unrecognized tax benefits by approximately $141 million, of which $132 million would reduce our income tax expense and effective tax rate if recognized.
Venezuela operations
The Company has operations in Venezuela, including film and television distribution and merchandise licensing and has approximately 1.7 billion of Venezuelan bolivar (BsF) denominated net monetary assets, which primarily consist of cash. At December 27, 2014, the Venezuelan government (Government) has foreign currency exchange controls, which centralize the purchase and sale of all foreign currency at a Government determined official rate or through rates determined by Government-run exchange mechanisms (SICAD 1 or SICAD 2 rates). The Company translates its BsF denominated net monetary assets at the SICAD 2 rate, which was 50.0 BsF per U.S. dollar at December 27, 2014.

11. Fair Value Measurements
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

	Fair Value Measurement at December 27, 2014
	Level 1	Level 2	Level 3	Total
Assets
Investments	$84	$—	$—	$84
Derivatives
Interest rate	—	110	—	110
Foreign exchange	—	909	—	909
Liabilities
Derivatives
Interest rate	—	(62)	—	(62)
Foreign exchange	—	(133)	—	(133)
Other	—	(27)	—	(27)
Other	—	—	(198)	(198)
Total recorded at fair value	$84	$797	$(198)	$683
Fair value of borrowings	$—	$16,259	$846	$17,105

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Fair Value Measurement at September 27, 2014
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

12. Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of December 27, 2014
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$423	$253	$(79)	$(6)
Interest rate	—	110	(62)	—
Other	—	—	(20)	(7)
Derivatives not designated as hedges
Foreign exchange	149	84	(48)	—
Gross fair value of derivatives	572	447	(209)	(13)
Counterparty netting	(172)	(17)	179	10
Cash collateral (received)/posted	(213)	(174)	—	—
Net derivative positions	$187	$256	$(30)	$(3)

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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of December 27, 2014 and September 27, 2014, the total notional amount of the Company’s pay-floating interest rate swaps was $5.8 billion and $6.8 billion, respectively. The following table summarizes adjustments related to fair value hedges included in Interest income/(expense), net in the Condensed Consolidated Statements of Income.

	Quarter Ended
	December 27, 2014	December 28, 2013
Gain (loss) on interest rate swaps	$10	$(31)
Gain (loss) on hedged borrowings	(10)	31
In addition, the Company realized net benefits of $25 million and $22 million for the quarters ended December 27, 2014 and December 28, 2013, respectively, in Interest income/(expense), net related to the pay-floating interest rate swaps.
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at December 27, 2014 or at September 27, 2014 and gains and losses related to pay-fixed swaps recognized in earnings for the quarters ended December 27, 2014 and December 28, 2013 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of December 27, 2014 and September 27, 2014, the notional amounts of the Company’s net foreign exchange cash flow hedges were $5.6 billion and $5.0 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the quarters ended December 27, 2014 and December 28, 2013 were not material. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months totaled $354 million.
Foreign exchange risk management contracts with respect to foreign currency assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at December 27, 2014 and September 27, 2014 were $4.2 billion and $4.3 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the offsetting net foreign exchange gains or losses on the related foreign exchange contracts for the quarters ended December 27, 2014 and December 28, 2013 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income.

	Costs and Expenses		Interest Income/(Expense), net
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Net gains (losses) on foreign currency denominated assets and liabilities	$(215)	$9	$12	$12
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	205	(22)	(12)	(10)
Net gains (losses)	$(10)	$(13)	$—	$2
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at December 27, 2014 and September 27, 2014 and related gains or losses recognized in earnings for the quarters ended December 27, 2014 and December 28, 2013 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain commodity swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The fair value of these contracts at December 27, 2014 and September 27, 2014 were not material. The related gains or losses recognized in earnings were not material for the quarters ended December 27, 2014 and December 28, 2013.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $33 million and $34 million on December 27, 2014 and September 27, 2014, respectively.

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
Consolidated Results and Non-segment Items
Seasonality
Business Segment Results
Corporate and Unallocated Shared Expenses
Significant Developments
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
Our summary consolidated results are presented below:

	Quarter Ended		% Change
(in millions, except per share data)	December 27, 2014	December 28, 2013	Better/ (Worse)
Revenues:
Services	$10,727	$9,857	9%
Products	2,664	2,452	9%
Total revenues	13,391	12,309	9%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(6,134)	(5,614)	(9)%
Cost of products (exclusive of depreciation and amortization)	(1,522)	(1,451)	(5)%
Selling, general, administrative and other	(1,935)	(2,018)	4%
Depreciation and amortization	(592)	(561)	(6)%
Total costs and expenses	(10,183)	(9,644)	(6)%
Restructuring and impairment charges	—	(19)	nm
Other income, net	—	6	nm
Interest income/(expense), net	(58)	49	nm
Equity in the income of investees	212	239	(11)%
Income before income taxes	3,362	2,940	14%
Income taxes	(1,118)	(1,036)	(8)%
Net income	2,244	1,904	18%
Less: Net income attributable to noncontrolling interests	(62)	(64)	3%
Net income attributable to Disney	$2,182	$1,840	19%
Diluted earnings per share attributable to Disney	$1.27	$1.03	23%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Quarter Results
Revenues for the quarter increased 9%, or $1.1 billion, to $13.4 billion; net income attributable to Disney increased 19%, or $0.3 billion, to $2.2 billion; and diluted earnings per share attributable to Disney (EPS) for the quarter increased 23% from $1.03 to $1.27 due to improved operating performance, a decrease in the weighted average shares outstanding as a result of our share repurchase program and a lower effective income tax rate, partially offset by the absence of investment gains recognized in the prior-year quarter.
Revenues
Service revenues for the quarter increased 9%, or $0.9 billion, to $10.7 billion driven by higher contractual rates for fees from Multi-channel Video Distributors (MVPDs) (Affiliate Fees) at our Media Networks, higher volumes and average guest spending at our domestic parks and resorts, higher program sales and television and subscription video on demand (TV/SVOD) distribution revenues and an increase in merchandise licensing revenue driven by Frozen. These increases were partially offset by lower theatrical distribution revenue reflecting the strong performance of Frozen in the prior-year quarter.
Product revenues for the quarter increased 9%, or $0.2 billion, to $2.7 billion reflecting comparable store and online sales growth at our retail operations, higher volumes and average guest spending on food, beverage and merchandise at our parks and resorts operations and increased home entertainment volumes.
Costs and expenses
Cost of services for the quarter increased 9%, or $0.5 billion, to $6.1 billion due to higher programming and production costs, driven by sports programming, and higher costs at domestic parks and resorts driven by inflation and higher volumes.
Cost of products for the quarter increased 5%, or $71 million, to $1.5 billion driven by volume growth at our retail and domestic parks and resorts operations.
Selling, general, administrative and other costs decreased 4%, or $83 million, to $1.9 billion primarily due to lower theatrical marketing expenses driven by the timing of Marvel releases and the inclusion of two DreamWorks Studios releases in the prior-year quarter compared to none in the current quarter.
Depreciation and amortization costs increased 6%, or $31 million, to $0.6 billion driven by new attractions at our parks and resorts.
Interest Income/(Expense), net
Interest income/(expense), net is as follows:

(in millions)	December 27, 2014	December 28, 2013	% Change Better/(Worse)
Interest expense	$(69)	$(81)	15%
Interest and investment income	11	130	(92)%
Interest income/(expense), net	$(58)	$49	nm
The decrease in interest expense was primarily due to lower effective interest rates. The decrease in interest and investment income for the quarter was due to gains on sales of investments in the prior-year quarter.
Equity in the Income of Investees
Equity in the income of investees decreased 11%, or $27 million, to $212 million driven by a decrease at Hulu due to higher programming and marketing costs, partially offset by an increase in advertising revenue.
Effective Income Tax Rate

	December 27, 2014	December 28, 2013	Change Better/(Worse)
Effective income tax rate	33.3%	35.2%	1.9	ppt
The decrease in the effective income tax rate was driven by an increase in earnings from foreign operations indefinitely reinvested outside the United States, which are subject to tax rates lower than the federal statutory income tax rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 27, 2014 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
Media Networks revenues are subject to seasonal advertising patterns and changes in viewership levels. In general, advertising revenues are somewhat higher during the fall and somewhat lower during the summer months. Affiliate revenues are typically collected ratably throughout the year. In the past, certain affiliate revenues at ESPN were deferred until annual programming commitments were met, which were typically satisfied during the second half of the Company’s fiscal year. Most MVPD contracts no longer have annual programming commitments that require the deferral of revenues.
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
Interactive revenues fluctuate due to the timing and performance of game releases, which are determined by several factors, including theatrical releases and cable programming broadcasts on which the games are based, competition and the timing of holiday periods. Revenues from certain of our internet and mobile operations are subject to similar seasonal trends.
BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change
(in millions)	December 27, 2014	December 28, 2013	Better/ (Worse)
Revenues:
Media Networks	$5,860	$5,290	11%
Parks and Resorts	3,910	3,597	9%
Studio Entertainment	1,858	1,893	(2)%
Consumer Products	1,379	1,126	22%
Interactive	384	403	(5)%
	$13,391	$12,309	9%
Segment operating income:
Media Networks	$1,495	$1,455	3%
Parks and Resorts	805	671	20%
Studio Entertainment	544	409	33%
Consumer Products	626	430	46%
Interactive	75	55	36%
	$3,545	$3,020	17%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended		% Change
(in millions)	December 27, 2014	December 28, 2013	Better/ (Worse)
Segment operating income	$3,545	$3,020	17%
Corporate and unallocated shared expenses	(125)	(116)	(8)%
Restructuring and impairment charges	—	(19)	nm
Other income, net	—	6	nm
Interest income/(expense), net	(58)	49	nm
Income before income taxes	$3,362	$2,940	14%

Depreciation expense is as follows:

	Quarter Ended		% Change
(in millions)	December 27, 2014	December 28, 2013	Better/ (Worse)
Media Networks
Cable Networks	$37	$33	(12)%
Broadcasting	21	23	9%
Total Media Networks	58	56	(4)%
Parks and Resorts
Domestic	297	279	(6)%
International	89	86	(3)%
Total Parks and Resorts	386	365	(6)%
Studio Entertainment	14	12	(17)%
Consumer Products	13	12	(8)%
Interactive	3	1	>(100) %
Corporate	61	58	(5)%
Total depreciation expense	$535	$504	(6)%

Amortization of intangible assets is as follows:

	Quarter Ended		% Change
(in millions)	December 27, 2014	December 28, 2013	Better/ (Worse)
Media Networks	$5	$2	>(100) %
Parks and Resorts	1	1	—%
Studio Entertainment	21	23	9%
Consumer Products	27	28	4%
Interactive	3	3	—%
Total amortization of intangible assets	$57	$57	—%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	December 27, 2014	December 28, 2013	Better/ (Worse)
Revenues
Affiliate Fees	$2,854	$2,384	20%
Advertising	2,302	2,333	(1)%
Other	704	573	23%
Total revenues	5,860	5,290	11%
Operating expenses	(3,890)	(3,437)	(13)%
Selling, general, administrative and other	(625)	(579)	(8)%
Depreciation and amortization	(63)	(58)	(9)%
Equity in the income of investees	213	239	(11)%
Operating Income	$1,495	$1,455	3%
Revenues
The 20% increase in Affiliate Fee revenue was due to increases of 8% from higher contractual rates, 6% from lower revenue deferrals at ESPN as a result of changes in contractual provisions related to annual programming commitments and 4% from an increase in subscribers. The increase in subscribers was driven by the launch of the SEC Network in the fourth quarter of the prior year, partially offset by a decline in subscribers.
The 1% decrease in advertising revenues was due to decreases of $26 million at Broadcasting, from $1,106 million to $1,080 million, and $5 million at Cable Networks, from $1,227 million to $1,222 million. The decrease at Broadcasting was due to a 6% decrease from fewer units sold, partially offset by a 2% increase at the owned television stations due to higher political advertising and a 2% increase from higher primetime rates. At Cable Networks, a 5% decrease from lower ratings was essentially offset by a 3% increase from higher rates and a 2% increase from more units sold.
The increase in other revenue was primarily due to higher program sales, which included higher sales of Criminal Minds, Scandal and Once Upon a Time.
Costs and Expenses
Operating expenses include programming and production costs, which increased $378 million from $3,053 million to $3,431 million. At Cable Networks, programming and production costs increased $308 million due to a contractual rate increase for NFL programming, the launch of the SEC Network and a new international Disney Channel and higher Disney Channel pilot write-offs. At Broadcasting, programming and production costs increased $70 million primarily due to higher program sales.
Selling, general, administrative and other costs increased $46 million from $579 million to $625 million including increased marketing at ESPN.
Equity in the Income of Investees
Income from equity investees decreased $26 million from $239 million to $213 million driven by a decrease at Hulu due to higher programming and marketing costs, partially offset by an increase in advertising revenue.
 Segment Operating Income
Segment operating income increased 3%, or $40 million, to $1,495 million driven by an increase at our Broadcasting business, partially offset by a decrease at our Cable Networks business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	December 27, 2014	December 28, 2013	Better/ (Worse)
Revenues
Cable Networks	$4,166	$3,759	11%
Broadcasting	1,694	1,531	11%
	$5,860	$5,290	11%
Segment operating income
Cable Networks	$1,255	$1,277	(2)%
Broadcasting	240	178	35%
	$1,495	$1,455	3%
Restructuring and impairment charges
The Company recorded restructuring charges of $12 million related to Media Networks in the prior-year quarter for an investment impairment and contract termination costs.

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change
(in millions)	December 27, 2014	December 28, 2013	Better/ (Worse)
Revenues
Domestic	$3,233	$2,922	11%
International	677	675	—%
Total revenues	3,910	3,597	9%
Operating expenses	(2,283)	(2,152)	(6)%
Selling, general, administrative and other	(435)	(408)	(7)%
Depreciation and amortization	(387)	(366)	(6)%
Operating Income	$805	$671	20%
Revenues
Parks and Resorts revenues increased 9%, or $313 million, to $3.9 billion due to an increase of $311 million at our domestic operations and an increase of $2 million at our international operations.
Revenue growth of 11% at our domestic operations reflected a 6% increase from higher volumes and a 4% increase from higher average guest spending. Higher volumes were driven by attendance growth at our theme parks, higher occupied room nights and, to a lesser extent, increased passenger cruise ship days, reflecting the impact of the Disney Magic dry-dock in the prior-year quarter. Guest spending growth was driven by higher average ticket prices for admissions at our theme parks and for sailings at our cruise line and increased merchandise, food and beverage spending at our theme parks and resorts.
Revenues at our international operations were comparable to the prior year as a 5% increase from higher average guest spending and a 3% increase from higher volumes were largely offset by a 7% decrease from foreign currency translation due to the strengthening of the U.S. dollar against the euro and Japanese yen. Guest spending growth was primarily due to higher average ticket prices and increased merchandise, food and beverage spending. Higher volumes were due to an increase in attendance at Disneyland Paris, partially offset by lower attendance at Hong Kong Disneyland Resort.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Dec. 27, 2014	Dec. 28, 2013	Dec. 27, 2014	Dec. 28, 2013	Dec. 27, 2014	Dec. 28, 2013
Parks
Increase/(decrease)
Attendance	7%	—%	4%	(2)%	6%	—%
Per Capita Guest Spending	4%	8%	5%	5%	4%	7%
Hotels (1)
Occupancy	89%	81%	79%	76%	87%	80%
Available Room Nights (in thousands)	2,591	2,620	621	621	3,212	3,241
Per Room Guest Spending	$288	$278	$340	$330	$297	$288

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2014 foreign exchange rate. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.25 and $1.36 for the quarters ended December 27, 2014 and December 28, 2013, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased $87 million from $1,032 million to $1,119 million, cost of sales, which increased $23 million from $346 million to $369 million and infrastructure costs, which decreased $16 million from $423 million to $407 million. The increase in operating labor was primarily due to inflation, higher pension and postretirement medical costs and higher volumes. The increase in cost of sales was due to higher volumes. The decrease in infrastructure costs was driven by the absence of costs that were incurred in the prior-year quarter for the dry-dock of the Disney Magic and lower information systems expense. Other operating expenses, which include costs for supplies and commissions, increased primarily due to higher volumes, inflation and higher pre-opening costs at Shanghai Disney Resort.
Selling, general, administrative and other costs increased $27 million from $408 million to $435 million driven by higher marketing costs.
The increase in depreciation and amortization was driven by new attractions.
Segment Operating Income
Segment operating income increased 20%, or $134 million, to $805 million due to growth at our domestic operations and Disneyland Paris, partially offset by higher pre-opening costs at Shanghai Disney Resort, the impact of a weaker Japanese yen on our royalties from Tokyo Disney Resort and higher costs at Hong Kong Disneyland Resort.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	December 27, 2014	December 28, 2013	Better/ (Worse)
Revenues
Theatrical distribution	$336	$626	(46)%
Home entertainment	678	616	10%
TV/SVOD distribution and other	844	651	30%
Total revenues	1,858	1,893	(2)%
Operating expenses	(758)	(784)	3%
Selling, general, administrative and other	(521)	(665)	22%
Depreciation and amortization	(35)	(35)	—%
Operating Income	$544	$409	33%
Revenues
The decrease in theatrical distribution revenue was due to the performance of Big Hero 6 in the current quarter compared to Frozen in the prior-year quarter. Additionally, the current quarter included revenues from Marvel’s Guardians Of The Galaxy, which was released in the fourth quarter of the prior year whereas the prior-year quarter included the release of Marvel’s Thor: The Dark World.
Higher home entertainment revenue was due to a 10% increase from higher unit sales driven by Marvel’s Guardians Of The Galaxy, Maleficent, the continued performance of Frozen, which had its home entertainment release in the second quarter of fiscal 2014, and Planes: Fire and Rescue in the current quarter compared to Monsters University, Planes and The Lone Ranger in the prior-year quarter.
The increase in TV/SVOD distribution and other revenue reflected increases of 12% from higher revenue share with the Consumer Products segment driven by higher sales of Frozen merchandise, 7% from an increase in TV/SVOD distribution driven by more titles being available internationally, and 4% from higher stage play revenues due to the timing of new productions and improved performance.
Costs and Expenses
Operating expenses include a decrease of $30 million in film cost amortization, from $465 million to $435 million, due to lower revenues. Operating expenses also include cost of goods sold and distribution costs, which increased $4 million, from $319 million to $323 million. The increase was driven by the timing and performance of stage play productions and an increase in home entertainment units sold, partially offset by lower home entertainment per unit costs.
Selling, general, administrative and other costs decreased $144 million from $665 million to $521 million due to lower theatrical marketing expense driven by the timing of Marvel releases and the inclusion of two DreamWorks Studios releases in the prior-year quarter compared to none in the current quarter. The prior-year quarter included most of the marketing costs for Marvel’s Thor: The Dark World whereas there was limited marketing expense on Marvel’s Guardians Of The Galaxy in the current quarter.
Segment Operating Income
Segment operating income increased $135 million to $544 million due to an increase in home entertainment distribution, higher revenue share with the Consumer Products segment and an increase in TV/SVOD distribution, partially offset by lower theatrical results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Consumer Products
Operating results for the Consumer Products segment are as follows:

	Quarter Ended		% Change
(in millions)	December 27, 2014	December 28, 2013	Better/ (Worse)
Revenues
Licensing and publishing	$781	$634	23%
Retail and other	598	492	22%
Total revenues	1,379	1,126	22%
Operating expenses	(533)	(475)	(12)%
Selling, general, administrative and other	(180)	(181)	1%
Depreciation and amortization	(40)	(40)	—%
Operating Income	$626	$430	46%
Revenues
The 23% increase in licensing and publishing revenue was driven by a 22% increase from our licensing business due to the performance of merchandise based on Frozen and, to a lesser extent, Disney Channel properties, Mickey and Minnie, Spider-Man and Avengers, partially offset by lower performance of Planes and Monsters merchandise.
The 22% increase in retail and other revenue was from our retail business due to comparable store sales growth, higher online sales and an increase at our wholesale distribution business in North America, all of which were driven by Frozen. These increases were partially offset by a decrease from store closures in fiscal 2014 in Europe.
Costs and Expenses
Operating expenses include an increase of $48 million in cost of goods sold, from $227 million to $275 million, and an increase of $9 million in distribution, labor and occupancy costs from $219 million to $228 million. These increases were driven by higher sales at our retail business.
Segment Operating Income
Segment operating income increased 46% to $626 million due to increases at our merchandise licensing and retail businesses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Interactive
Operating results for the Interactive segment are as follows:

	Quarter Ended (1)		% Change
(in millions)	December 27, 2014	December 28, 2013	Better/ (Worse)
Revenues
Games	$328	$336	(2)%
Other content	56	67	(16)%
Total revenues	384	403	(5)%
Operating expenses	(192)	(217)	12%
Selling, general, administrative and other	(111)	(127)	13%
Depreciation and amortization	(6)	(4)	(50)%
Operating Income	$75	$55	36%
(1) Certain reclassifications have been made to the revenue amounts presented for the prior-year quarter to conform with the current quarter presentation. The principal change was to reclassify game-related revenue at our Japan mobile business from Other content to Games.
Revenues
Games revenues decreased $8 million from $336 million to $328 million, including a decrease of 9% from sales of console games, partially offset by an increase of 8% from mobile games. The decrease in sales of console games was due to lower unit sales of catalog titles. The increase in mobile games revenue was due to the success of Tsum Tsum and Frozen Free Fall, partially offset by lower performance of catalog titles.
Lower other content revenue was due to a decrease in advertising revenue.
Costs and Expenses
Operating expenses reflected a $31 million decrease in product development from $79 million to $48 million, partially offset by a $6 million increase in cost of sales from $138 million to $144 million. Lower product development costs were primarily due to fewer titles in development, partially offset by an increase in product development costs for future releases of Disney Infinity. The increase in cost of sales includes higher royalties and other fees for Frozen Free Fall and higher per unit costs at our console games business driven by the mix of Disney Infinity products sold in the current quarter, partially offset by a decrease due to lower sales of catalog titles.
Selling, general, administrative and other costs decreased $16 million from $127 million to $111 million driven by lower labor and marketing costs. Lower marketing costs reflected fewer mobile games in release and a decrease at our mobile phone business in Japan, partially offset by higher marketing costs for Disney Infinity 2.0 in the current quarter compared to Disney Infinity 1.0 in the prior-year quarter.
Segment Operating Income
Segment operating income increased 36%, or $20 million to $75 million driven by an increase at our mobile games business, partially offset by lower results at our console games business.

CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change
(in millions)	December 27, 2014	December 28, 2013	Better/ (Worse)
Corporate and unallocated shared expenses	$(125)	$(116)	(8)%

The increase in Corporate and unallocated shared expenses in the quarter was primarily due to higher charitable giving.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

SIGNIFICANT DEVELOPMENTS
Disneyland Paris Recapitalization
As disclosed in Note 5 to the Condensed Consolidated Financial Statements, Disneyland Paris is implementing a €1.0 billion ($1.2 billion) recapitalization, which is expected to be completed in fiscal 2015.
The Company has recognized approximately $365 million of deferred income tax assets on the difference between the Company’s tax basis in its investment in Disneyland Paris and the Company’s financial statement carrying value of Disneyland Paris. The Company will likely be required to write-off this deferred tax asset as a result of the recapitalization.
Seven TV Investment
The Company has a 49% ownership interest in Seven TV, which operates an advertising-supported, free-to-air Disney Channel in Russia and is accounted for under the equity method. In October 2014, regulations were adopted in Russia that prohibit more than 20% foreign ownership of media companies and could require the Company to divest a portion of its interest by January 2016. The Company is evaluating its options with respect to these regulations and, depending on the outcome, we could have an impairment of some or all of our approximately $300 million investment related to Seven TV.

FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	December 27, 2014	December 28, 2013
Cash provided by operations	$1,855	$1,212	53%
Cash used in investing activities	(991)	(527)	(88)%
Cash provided by/(used in) financing activities	897	(237)	nm
Impact of exchange rates on cash and cash equivalents	(105)	18	nm
Increase in cash and cash equivalents	$1,656	$466	>100%
Operating Activities
Cash provided by operating activities increased 53% to $1.9 billion for the current quarter due to higher operating cash flow at our Media Networks and Parks and Resorts segments. Higher operating cash flow at Media Networks was due to increased operating receipts driven by Affiliate Fee revenue growth in the current quarter compared to the prior-year quarter and lower television programming and production spending. Parks and Resorts cash flow benefited from higher operating cash receipts from increased revenues in the current quarter compared to the prior-year quarter, partially offset by higher cash payments driven by labor cost increases and higher volumes.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The Company’s film and television production and programming activity for the quarters ended December 27, 2014 and December 28, 2013 are as follows:

	Quarter Ended
(in millions)	December 27, 2014	December 28, 2013
Beginning balances:
Production and programming assets	$6,386	$5,417
Programming liabilities	(875)	(928)
	5,511	4,489
Spending:
Television program licenses and rights	1,850	1,976
Film and television production	1,126	1,209
	2,976	3,185
Amortization:
Television program licenses and rights	(2,218)	(1,927)
Film and television production	(872)	(959)
	(3,090)	(2,886)

Change in film and television production and programming costs	(114)	299
Other non-cash activity	(42)	(11)
Ending balances:
Production and programming assets	6,384	5,838
Programming liabilities	(1,029)	(1,061)
	$5,355	$4,777

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the quarter ended December 27, 2014 and December 28, 2013 are as follows:

	Quarter Ended
(in millions)	December 27, 2014	December 28, 2013
Media Networks
Cable Networks	$15	$32
Broadcasting	7	13
Total Media Networks	22	45
Parks and Resorts
Domestic	239	215
International	638	324
Total Parks and Resorts	877	539
Studio Entertainment	24	13
Consumer Products	4	6
Interactive	1	—
Corporate	70	55
	$998	$658

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
The Company currently expects its fiscal 2015 capital expenditures will be approximately $1.5 billion higher than fiscal 2014 capital expenditures of $3.3 billion, driven by increased investment in Shanghai Disney Resort. While we fully consolidate capital expenditures for Shanghai Disney Resort, our net contribution is only 43% of the total capital expenditures. Therefore, net of Shanghai Disney Resort partner contributions, our capital spending is expected to increase by approximately $1.0 billion.
Other Investing Activities
There was no significant activity in the current quarter. In the prior-year quarter, proceeds from sales of investments totaled $136 million.

Financing Activities
Cash provided by financing activities was $0.9 billion in the current quarter compared to cash used in financing activities of $0.2 billion in the prior-year quarter.
Cash provided by financing activities in the current quarter reflected net proceeds from borrowings of $1.7 billion and contributions from our joint venture partners of $0.4 billion, partially offset by repurchases of common stock of $1.3 billion.
The increase in cash provided by financing activities of $1.1 billion versus the prior-year quarter was due to an increase in net proceeds from borrowings of $0.5 billion, a decrease in repurchases of common stock of $0.4 billion and higher contributions from our joint venture partners of $0.2 billion.
During the quarter ended December 27, 2014, the Company’s borrowing activity was as follows:

(in millions)	September 27, 2014	Borrowings	Reductions of borrowings	Other Activity	December 27, 2014
Commercial paper with original maturities less than three months, net (1)	$50	$1,025	$—	$—	$1,075
Commercial paper with original maturities greater than three months	—	1,722	—	—	1,722
U.S. medium-term notes	13,713	—	(1,000)	3	12,716
Foreign currency denominated debt	783	69	(93)	(19)	740
Other	294	—	(12)	8	290
Total	$14,840	$2,816	$(1,105)	$(8)	$16,543
(1) Borrowings and reductions of borrowings are reported net.
The Company’s bank facilities as of December 27, 2014 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facility expiring March 2015	$1,500	$—	$1,500
Bank facility expiring June 2017	2,250	—	2,250
Bank facility expiring March 2019	2,250	—	2,250
Total	$6,000	$—	$6,000
All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard & Poor’s. The spread above LIBOR can range from 0.23% to 1.63%. The Company

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. As of December 27, 2014, $214 million of letters of credit were outstanding, of which none were issued under this facility.
The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
On December 3, 2014, the Company declared a $1.15 per share dividend ($1.9 billion) related to fiscal 2014 for shareholders of record on December 15, 2014, which was paid on January 8, 2015.
During the quarter ended December 27, 2014, the Company repurchased 15 million shares of its common stock for $1.3 billion. On January 30, 2015, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of December 27, 2014, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on December 27, 2014 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the International Theme Parks, from any representations, covenants or events of default.

COMMITMENTS AND CONTINGENCIES
Legal Matters
As disclosed in Note 10 to the Condensed Consolidated Financial Statements, the Company has exposure for certain legal matters, and the disclosure set forth in Note 10 relating to certain legal matters is incorporated herein by reference.
Guarantees
See Note 10 to the Condensed Consolidated Financial Statements for information regarding the Company’s guarantees.
Tax Matters
As disclosed in Note 9 to the Consolidated Financial Statements in the 2014 Annual Report on Form 10-K, the Company has exposure for certain tax matters.
Contractual Commitments
See Note 14 to the Consolidated Financial Statements in the 2014 Annual Report on Form 10-K for information regarding the Company’s contractual commitments.

OTHER MATTERS
Accounting Policies and Estimates
We believe that the application of the following accounting policies, which are important to our financial position and results of operations require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2014 Annual Report on Form 10-K.

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
Revenue Recognition
The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements in the 2014 Annual Report on Form 10-K for a summary of these revenue recognition policies.
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
Pension and Postretirement Medical Plan Actuarial Assumptions
The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement, which we evaluate annually. Refer to the 2014 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.
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
Contingencies and Litigation
We are currently involved in certain legal proceedings and, as required, have accrued estimates of the probable and estimable losses for the resolution of these claims. These estimates have been developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 10 to the Condensed Consolidated Financial Statements for more detailed information on litigation exposure.
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
Based on their evaluation as of December 27, 2014, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
There have been no changes in our internal controls over financial reporting during the first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As disclosed in Note 10 to the Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 10 relating to certain legal matters is incorporated herein by reference.

ITEM 1A. Risk Factors
The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward-looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: changes in domestic and global economic conditions, competitive conditions and consumer preferences; adverse weather conditions or natural disasters; health concerns; international, political or military developments; and technological developments. Such developments may affect travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, expenses of providing medical and pension benefits, demand for our products and performance of some or all company businesses either directly or through their impact on those who distribute our products. Additional factors are discussed in the 2014 Annual Report on Form 10-K under the Item 1A, “Risk Factors.”

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 27, 2014:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 28, 2014 – October 31, 2014	9,021,454	$85.36	8,995,481	68 million
November 1, 2014 – November 30, 2014	5,024,016	89.48	5,001,104	63 million
December 1, 2014 – December 27, 2014	980,009	92.01	953,989	62 million
Total	15,025,479	87.17	14,950,574	62 million

(1)
74,905 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)
Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On January 30, 2015, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 6. Exhibits
See Index of Exhibits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)

By:	/s/ JAMES A. RASULO
James A. Rasulo, Senior Executive Vice President and Chief Financial Officer
February 3, 2015
Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	Voluntary Non-Qualified Deferred Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated December 23, 2014

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes
Filed

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.