Form 10-Q
period 2015-03-28
WALT DISNEY CO/
filed 2015-05-05
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
March 28, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,696,761,250 shares of common stock outstanding as of April 29, 2015.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Revenues:
Services	$10,552	$9,601	21,279	19,458
Products	1,909	2,048	4,573	4,500
Total revenues	12,461	11,649	25,852	23,958
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(5,543)	(4,786)	(11,677)	(10,400)
Cost of products (exclusive of depreciation and amortization)	(1,147)	(1,186)	(2,669)	(2,637)
Selling, general, administrative and other	(2,081)	(2,116)	(4,016)	(4,134)
Depreciation and amortization	(584)	(580)	(1,176)	(1,141)
Total costs and expenses	(9,355)	(8,668)	(19,538)	(18,312)
Restructuring and impairment charges	—	(48)	—	(67)
Other expense, net	—	(37)	—	(31)
Interest income/(expense), net	8	62	(50)	111
Equity in the income of investees	206	217	418	456
Income before income taxes	3,320	3,175	6,682	6,115
Income taxes	(1,092)	(1,119)	(2,210)	(2,155)
Net income	2,228	2,056	4,472	3,960
Less: Net income attributable to noncontrolling interests	(120)	(139)	(182)	(203)
Net income attributable to The Walt Disney Company (Disney)	$2,108	$1,917	$4,290	$3,757

Earnings per share attributable to Disney:
Diluted	$1.23	$1.08	$2.50	$2.11

Basic	$1.24	$1.10	$2.52	$2.14

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,715	1,770	1,716	1,777

Basic	1,699	1,750	1,700	1,756

Dividends declared per share	$—	$—	$1.15	$0.86
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net income	$2,228	$2,056	$4,472	$3,960
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	(54)	(36)	(70)	(55)
Market value adjustments for hedges	129	(64)	264	(33)
Pension and postretirement medical plan adjustments	34	39	78	64
Foreign currency translation and other	(84)	(25)	(179)	(11)
Other comprehensive income/(loss)	25	(86)	93	(35)
Comprehensive income	2,253	1,970	4,565	3,925
Less: Net income attributable to noncontrolling interests	(120)	(139)	(182)	(203)
Less: Other comprehensive loss attributable to noncontrolling interests	12	24	32	16
Comprehensive income attributable to Disney	$2,145	$1,855	$4,415	$3,738
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	March 28, 2015	September 27, 2014
ASSETS
Current assets
Cash and cash equivalents	$3,745	$3,421
Receivables	8,161	7,822
Inventories	1,432	1,574
Television costs and advances	814	1,061
Deferred income taxes	496	497
Other current assets	998	801
Total current assets	15,646	15,176
Film and television costs	5,792	5,325
Investments	2,575	2,696
Parks, resorts and other property
Attractions, buildings and equipment	41,838	42,263
Accumulated depreciation	(24,016)	(23,722)
	17,822	18,541
Projects in progress	4,691	3,553
Land	1,249	1,238
	23,762	23,332
Intangible assets, net	7,302	7,434
Goodwill	27,855	27,881
Other assets	2,783	2,342
Total assets	$85,715	$84,186

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$6,823	$7,595
Current portion of borrowings	2,771	2,164
Unearned royalties and other advances	3,816	3,533
Total current liabilities	13,410	13,292

Borrowings	12,186	12,676
Deferred income taxes	4,388	4,098
Other long-term liabilities	5,994	5,942
Commitments and contingencies (Note 11)
Equity
Preferred stock, $.01 par value Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value Authorized – 4.6 billion shares, Issued – 2.8 billion shares	34,720	34,301
Retained earnings	56,058	53,734
Accumulated other comprehensive loss	(1,843)	(1,968)
	88,935	86,067
Treasury stock, at cost, 1.1 billion shares at March 28, 2015 and September 27, 2014	(42,897)	(41,109)
Total Disney Shareholders’ equity	46,038	44,958
Noncontrolling interests	3,699	3,220
Total equity	49,737	48,178
Total liabilities and equity	$85,715	$84,186

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended
	March 28, 2015	March 29, 2014
OPERATING ACTIVITIES
Net income	$4,472	$3,960
Depreciation and amortization	1,176	1,141
Gains on sales of investments and dispositions	(56)	(280)
Deferred income taxes	202	176
Equity in the income of investees	(418)	(456)
Cash distributions received from equity investees	349	361
Net change in film and television costs and advances	(33)	(663)
Equity-based compensation	213	208
Other	175	(29)
Changes in operating assets and liabilities:
Receivables	(208)	(469)
Inventories	129	134
Other assets	(110)	(31)
Accounts payable and other accrued liabilities	(847)	(282)
Income taxes	(271)	(31)
Cash provided by operations	4,773	3,739

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(1,905)	(1,359)
Sales of investments/proceeds from dispositions	81	366
Other	(3)	(18)
Cash used in investing activities	(1,827)	(1,011)

FINANCING ACTIVITIES
Commercial paper borrowings, net	1,954	2,316
Borrowings	117	138
Reduction of borrowings	(1,953)	(1,084)
Dividends	(1,948)	(1,508)
Repurchases of common stock	(1,788)	(3,254)
Proceeds from exercise of stock options	235	295
Contributions from noncontrolling interest holders	829	441
Other	209	218
Cash used in financing activities	(2,345)	(2,438)

Impact of exchange rates on cash and cash equivalents	(277)	(143)

Increase in cash and cash equivalents	324	147
Cash and cash equivalents, beginning of period	3,421	3,931
Cash and cash equivalents, end of period	$3,745	$4,078
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	March 28, 2015			March 29, 2014
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$44,165	$3,628	$47,793	$44,324	$2,972	$47,296
Comprehensive income	2,145	108	2,253	1,855	115	1,970
Equity compensation activity	244	—	244	246	—	246
Common stock repurchases	(485)	—	(485)	(1,536)	—	(1,536)
Contributions	—	478	478	—	261	261
Distributions and other	(31)	(515)	(546)	—	(597)	(597)
Ending balance	$46,038	$3,699	$49,737	$44,889	$2,751	$47,640
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Six Months Ended
	March 28, 2015			March 29, 2014
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$44,958	$3,220	$48,178	$45,429	$2,721	$48,150
Comprehensive income	4,415	150	4,565	3,738	187	3,925
Equity compensation activity	423	—	423	484	—	484
Dividends	(1,948)	—	(1,948)	(1,508)	—	(1,508)
Common stock repurchases	(1,788)	—	(1,788)	(3,254)	—	(3,254)
Contributions	—	829	829	—	441	441
Distributions and other	(22)	(500)	(522)	—	(598)	(598)
Ending balance	$46,038	$3,699	$49,737	$44,889	$2,751	$47,640
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the quarter and six months ended March 28, 2015 are not necessarily indicative of the results that may be expected for the year ending October 3, 2015. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation.
These financial statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K.
The Company enters into relationships or investments with other entities in which it does not have majority ownership. In certain instances, the entity in which the Company has a relationship or investment may be a variable interest entity (VIE). A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses (as defined by ASC 810-10-25-38) or the right to receive benefits from the VIE that could potentially be significant to the VIE. Disneyland Paris, Hong Kong Disneyland Resort (HKDL) and Shanghai Disney Resort (collectively the International Theme Parks) are VIEs. Company subsidiaries (the Management Companies) have management agreements with the International Theme Parks, which provide the Management Companies, subject to certain protective rights of joint venture partners, with the ability to direct the day-to-day operating activities and the development of business strategies that we believe most significantly impact the economic performance of the International Theme Parks. In addition, the Management Companies receive management fees under these arrangements that we believe could be significant to the International Theme Parks. Therefore, the Company has consolidated the International Theme Parks in its financial statements.
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

	Quarter Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Media Networks
Cable Networks	$223	$223	$465	$480
Broadcasting	(18)	(6)	(47)	(24)
Equity in the income of investees included in segment operating income	$205	$217	$418	$456

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Revenues (1):
Media Networks	$5,810	$5,134	$11,670	$10,424
Parks and Resorts	3,760	3,562	7,670	7,159
Studio Entertainment	1,685	1,800	3,543	3,693
Consumer Products	971	885	2,350	2,011
Interactive	235	268	619	671
	$12,461	$11,649	$25,852	$23,958
Segment operating income (1):
Media Networks	$2,101	$2,133	$3,596	$3,588
Parks and Resorts	566	457	1,371	1,128
Studio Entertainment	427	475	971	884
Consumer Products	362	274	988	704
Interactive	26	14	101	69
	$3,482	$3,353	$7,027	$6,373

(1) Studio Entertainment segment revenues and operating income include an allocation of Consumer Products revenues, which is meant to reflect royalties on sales of merchandise based on certain film properties. The increase to Studio Entertainment revenues and operating income and corresponding decrease to Consumer Products revenues and operating income totaled $133 million and $58 million for the quarters ended March 28, 2015 and March 29, 2014, respectively, and $278 million and $121 million for the six months ended March 28, 2015 and March 29, 2014, respectively.
A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Segment operating income	$3,482	$3,353	$7,027	$6,373
Corporate and unallocated shared expenses	(170)	(155)	(295)	(271)
Restructuring and impairment charges	—	(48)	—	(67)
Other expense, net	—	(37)	—	(31)
Interest income/(expense), net	8	62	(50)	111
Income before income taxes	$3,320	$3,175	$6,682	$6,115

3.	Acquisitions
Maker Studios
On May 7, 2014, the Company acquired Maker Studios, Inc. (Maker), a leading network of online video content, for approximately $500 million of cash consideration. Maker shareholders may also receive up to $450 million of additional cash upon final determination of Maker’s achievement of performance targets for calendar years 2014 and 2015. The Company has recognized a $198 million liability for the fair value of the contingent consideration (determined by a probability weighting of potential payouts). Subsequent changes in the estimated fair value, if any, will be recognized in earnings. The majority of the purchase price has been allocated to goodwill, which is not deductible for tax purposes. Goodwill reflects the synergies expected from enhancing the presence of Disney’s franchises and brands through the use of Maker’s distribution platform, advanced technology and business intelligence capability. The revenue and net income of Maker included in the Company’s Condensed Consolidated Statement of Income for the quarter and six months ended March 28, 2015 was not material.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Goodwill
The changes in the carrying amount of goodwill for the six months ended March 28, 2015 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive	Total
Balance at Sept. 27, 2014	$16,378	$291	$6,856	$2,967	$1,389	$27,881
Acquisitions	—	—	—	—	—	—
Dispositions	—	—	—	(1)	—	(1)
Other, net	(12)	—	(9)	—	(4)	(25)
Balance at Mar. 28, 2015	$16,366	$291	$6,847	$2,966	$1,385	$27,855

4.	Dispositions and Other Expense

Other expense for the quarters and six-month periods ended March 28, 2015 and March 29, 2014 is as follows:

	Quarter Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Venezuelan foreign currency translation loss	$—	$(143)	$—	$(143)
Gain on sale of property	—	77	—	77
Other	—	29	—	35
Other expense, net	$—	$(37)	$—	$(31)

Venezuela foreign currency loss
The Company has operations in Venezuela, including film and television distribution and merchandise licensing and has net monetary assets denominated in Venezuelan bolivares (BsF), which primarily consist of cash. The Venezuelan government (Government) has foreign currency exchange controls, which centralize the purchase and sale of all foreign currency at an official rate determined by the Government, currently 6.3 BsF per U.S. dollar. Although the Company has generally been unable to repatriate its cash at the official rate, we translated our net monetary assets at the official rate through December 28, 2013. In January 2014, the Government announced that currency arising from certain transactions could be exchanged at an alternative rate (SICAD 1), which fluctuated based on Government-run auctions. The ability to convert currency in the SICAD 1 market was dependent on market factors and Government discretion, and the Company was not able to convert its currency at this rate. In March 2014, the Government launched a new currency exchange market (SICAD 2), which allowed entities to submit a daily application to exchange foreign currency with financial institutions that are registered with the Venezuelan central bank. Foreign currency exchange rates under SICAD 2 fluctuated daily. The ability to convert in the SICAD 2 market was also dependent on market factors, including the availability of U.S. dollars. Although a small portion of the Company’s cash may have been eligible to be exchanged at SICAD 1, the majority was only eligible for exchange at SICAD 2. Accordingly, the Company began translating its BsF denominated net monetary assets at the SICAD 2 rate resulting in a loss of $143 million in the second quarter of fiscal 2014 based on the SICAD 2 rate, which was 50.9 BsF per U.S. dollar at March 29, 2014.
In February 2015, the Government combined the SICAD 1 and SICAD 2 exchange mechanisms (SICAD) and introduced another exchange mechanism, (SIMADI). The SIMADI exchange mechanism allows for trading BsF at prices set by the market. The Company does not believe it can successfully convert currency at the SICAD rate and therefore, in the second quarter of fiscal 2015, the Company began translating its BsF denominated net monetary assets at the SIMADI rate resulting in an immaterial loss included in "Costs and expenses" in the Condensed Consolidated Statement of Income. The SIMADI rate on March 28, 2015 was 191.0 BsF per U.S. dollar and the Company had net monetary assets of approximately 1.9 billion BsF on March 28, 2015.

Other
During the second quarter of fiscal year 2014, the Company recognized $29 million for a portion of a settlement of an affiliate contract dispute.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

5.	Borrowings
During the six months ended March 28, 2015, the Company’s borrowing activity was as follows:

	September 27, 2014	Borrowings	Reductions of borrowings	Other Activity	March 28, 2015
Commercial paper with original maturities less than three months (1)	$50	$1,855	$—	$1	$1,906
Commercial paper with original maturities greater than three months	—	1,822	(1,723)	1	100
U.S. medium-term notes	13,713	—	(1,800)	5	11,918
Foreign currency denominated debt	783	123	(149)	(34)	723
Other	294	—	(24)	40	310
Total	$14,840	$3,800	$(3,696)	$13	$14,957

(1) Borrowings and reductions of borrowings are reported net.
The Company has bank facilities with a syndicate of lenders to support commercial paper borrowings. The following is a summary of the bank facilities at March 28, 2015:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2016	$1,500	$—	$1,500
Facility expiring June 2017	2,250	—	2,250
Facility expiring March 2019	2,250	—	2,250
Total	$6,000	$—	$6,000
The Company had a $1.5 billion bank facility expiring in March 2015. This facility was refinanced and the maturity extended to March 2016. All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. As of March 28, 2015, $220 million of letters of credit were outstanding, of which none were issued under this facility. The facilities contain only one financial covenant, relating to interest coverage, which the Company met on March 28, 2015 by a significant margin, and specifically exclude certain entities, including the International Theme Parks, from any representations, covenants, or events of default.

Interest income/(expense)
Interest and investment income and interest expense are reported net in the Condensed Consolidated Statements of Income and consist of the following (net of capitalized interest):

	Quarter Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Interest expense	$(66)	$(67)	$(135)	$(148)
Interest and investment income	74	129	85	259
Interest income/(expense), net	$8	$62	$(50)	$111

Interest and investment income includes gains and losses on the sale of publicly and non-publicly traded investments, investment impairments and interest earned on cash and cash equivalents and certain receivables. The quarter and six months ended March 28, 2015 included $48 million and $7 million of realized net gains on publicly and non-publicly traded investments, respectively. The quarter ended March 29, 2014 included $92 million of realized net gains on publicly traded investments and no gains or losses on non-publicly traded investments. The six months ended March 29, 2014 included $151 million and $46 million of realized net gains on publicly and non-publicly traded investments, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

6.	International Theme Park Investments
At March 28, 2015, the Company had a 77% effective ownership interest in the operations of Disneyland Paris (see Disneyland Paris recapitalization discussion below), a 46% ownership interest in the operations of HKDL and a 43% ownership interest in the operations of Shanghai Disney Resort, all of which are VIEs consolidated in the Company’s financial statements. See Note 1 for the Company’s policy on consolidating VIEs.
The following tables present summarized balance sheet information for the Company as of March 28, 2015 and September 27, 2014, reflecting the impact of consolidating the International Theme Parks balance sheets.

	As of March 28, 2015
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$2,778	$967	$3,745
Other current assets	11,644	257	11,901
Total current assets	14,422	1,224	15,646
Investments/Advances	6,844	(4,269)	2,575
Parks, resorts and other property	17,030	6,732	23,762
Other assets	43,674	58	43,732
Total assets	$81,970	$3,745	$85,715

Current portion of borrowings	$2,771	$—	$2,771
Other current liabilities	10,243	396	10,639
Total current liabilities	13,014	396	13,410
Borrowings	11,928	258	12,186
Deferred income taxes and other long-term liabilities	10,205	177	10,382
Equity	46,823	2,914	49,737
Total liabilities and equity	$81,970	$3,745	$85,715

	As of September 27, 2014
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$2,645	$776	$3,421
Other current assets	11,452	303	11,755
Total current assets	14,097	1,079	15,176
Investments/Advances	6,627	(3,931)	2,696
Parks, resorts and other property	17,081	6,251	23,332
Other assets	42,958	24	42,982
Total assets	$80,763	$3,423	$84,186

Current portion of borrowings	$2,164	$—	$2,164
Other current liabilities	10,318	810	11,128
Total current liabilities	12,482	810	13,292
Borrowings	12,423	253	12,676
Deferred income taxes and other long-term liabilities	9,859	181	10,040
Equity	45,999	2,179	48,178
Total liabilities and equity	$80,763	$3,423	$84,186

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents summarized income statement information of the Company for the six months ended March 28, 2015, reflecting the impact of consolidating the International Theme Parks income statements.

	Before International Theme Parks Consolidation(1)	International Theme Parks and Adjustments	Total
Revenues	$24,838	$1,014	$25,852
Cost and expenses	(18,409)	(1,129)	(19,538)
Other income/(expense), net	(31)	31	—
Interest expense, net	(12)	(38)	(50)
Equity in the income of investees	333	85	418
Income before income taxes	6,719	(37)	6,682
Income taxes	(2,210)	—	(2,210)
Net income	$4,509	$(37)	$4,472

(1)
These amounts include the International Theme Parks under the equity method of accounting. As such, royalty and management fee income from these operations is included in Revenues and our share of their net income/(loss) is included in Equity in the income of investees. There were $29 million of royalties and management fees recognized for the six months ended March 28, 2015.

The following table presents summarized cash flow statement information of the Company for the six months ended March 28, 2015, reflecting the impact of consolidating the International Theme Parks cash flow statements.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash provided by operations	$4,788	$(15)	$4,773
Investments in parks, resorts and other property	(851)	(1,054)	(1,905)
Cash (used in)/provided by other investing activities	(432)	510	78
Cash (used in)/provided by financing activities	(3,125)	780	(2,345)
Impact of exchange rates on cash and cash equivalents	(247)	(30)	(277)
Change in cash and cash equivalents	133	191	324
Cash and cash equivalents, beginning of period	2,645	776	3,421
Cash and cash equivalents, end of period	$2,778	$967	$3,745
Disneyland Paris
In January 2015, Disneyland Paris received its shareholders’ approval to implement a €1.0 billion recapitalization consisting of the following:

•
An equity rights offering completed in February 2015, which raised €0.4 billion in cash proceeds of which the Company funded €0.2 billion. The Company purchased shares that were unsubscribed by other Disneyland Paris shareholders, which increased the Company’s effective ownership by approximately four percentage points.

•
In February 2015, the Company converted €0.6 billion of its loans to Disneyland Paris into equity at a conversion price of €1.25 per share. The conversion increased the Company’s effective ownership by an additional 23 percentage points. In addition, the Company replaced its existing lines of credit with Disneyland Paris with a new €350 million line of credit bearing interest at EURIBOR plus 2.0% and maturing in 2023. The prior lines of credit were repaid, and there is no outstanding balance under the new line of credit at March 28, 2015. As of March 28, 2015, the total outstanding balance of loans provided by the Company to Disneyland Paris was €1.0 billion.

•
Following regulatory approval, the Company opened a mandatory tender offer to the other Disneyland Paris shareholders in April 2015 to purchase their shares at €1.25 per share, and the Company may be required to purchase up to an additional €0.3 billion in shares. There was an appeal to the regulatory approval, and the tender offer will remain outstanding during the appeal process.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

•
Following the completion of the mandatory tender offer and to offset the dilution caused by the loan conversion, the Company will offer the right to Disneyland Paris shareholders to purchase shares from the Company at €1.25.

As of March 28, 2015, the Company has a 77% effective ownership interest in Disneyland Paris. The Company’s final ownership interest following the recapitalization will depend on the number of Disneyland Paris shareholders that accept the Company’s tender offer and/or exercise their anti-dilution rights. The Company will have a minimum effective ownership interest of 54% after the above transaction.
The Company has recognized approximately $375 million of deferred income tax assets on the difference between the Company’s tax basis in its investment in Disneyland Paris and the Company’s financial statement carrying value of Disneyland Paris. The Company will likely be required to write-off this deferred tax asset as a result of the recapitalization although it will depend on the final outcome of the tender offer and anti-dilution process including the determination of our final ownership interest.
The recapitalization is expected to be completed by the end of 2015.
Hong Kong Disneyland Resort
At September 27, 2014, the Government of the Hong Kong Special Administrative Region (HKSAR) and the Company had a 52% and 48% equity interest in HKDL, respectively. In addition, HKSAR holds a right to receive additional shares over time if HKDL exceeds certain return on asset performance targets. The amount of additional shares HKSAR can receive varies to the extent certain performance targets are exceeded, but is capped on both an annual and cumulative basis. Because HKDL exceeded the performance targets in fiscal 2014, HKSAR received additional shares, which increased their ownership interest to approximately 54%. Additional shares that may be issued in future years could decrease the Company’s equity interest by up to an additional 8 percentage points over a period no shorter than 17 years.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

7.	Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Service costs	$83	$71	$166	$142	$3	$2	$7	$5
Interest costs	131	122	262	244	17	17	34	33
Expected return on plan assets	(178)	(162)	(356)	(323)	(9)	(9)	(19)	(18)
Amortization of prior- year service costs	4	3	8	7	(1)	(1)	(1)	(1)
Recognized net actuarial loss/(gain)	61	37	123	73	2	(2)	5	(4)
Net periodic benefit cost	$101	$71	$203	$143	$12	$7	$26	$15
During the six months ended March 28, 2015, the Company did not make any material contributions to its pension and postretirement medical plans. The Company expects total pension and postretirement medical plan contributions in fiscal 2015 of approximately $375 million to $400 million. Final minimum pension plan funding requirements for fiscal 2015 will be determined based on our January 1, 2015 funding actuarial valuation, which will be available in the fourth quarter of fiscal 2015.

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

	Quarter Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,699	1,750	1,700	1,756
Weighted average dilutive impact of Awards	16	20	16	21
Weighted average number of common and common equivalent shares outstanding (diluted)	1,715	1,770	1,716	1,777
Awards excluded from diluted earnings per share	5	6	7	8

9.	Equity
On December 3, 2014, the Company declared a $1.15 per share dividend ($1.9 billion) related to fiscal 2014 for shareholders of record on December 15, 2014, which was paid on January 8, 2015. The Company paid a $0.86 per share dividend ($1.5 billion) during the second quarter of fiscal 2014 related to fiscal 2013.
During the six months ended March 28, 2015, the Company repurchased 20 million shares of its common stock for $1.8 billion. On January 30, 2015, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. As of March 28, 2015, the Company had remaining authorization in place to repurchase approximately 396 million additional shares. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts, net of 37% estimated tax:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
	Investments, net	Cash Flow Hedges
Balance at December 27, 2014	$84	$339	$(2,152)	$(151)	$(1,880)
Quarter Ended March 28, 2015:
Unrealized gains (losses) arising during the period	(24)	183	(9)	(72)	78
Reclassifications of net (gains) losses to net income	(30)	(54)	43	—	(41)
Balance at March 28, 2015	$30	$468	$(2,118)	$(223)	$(1,843)

Balance at December 28, 2013	$76	$114	$(1,246)	$(88)	$(1,144)
Quarter Ended March 29, 2014:
Unrealized gains (losses) arising during the period	22	(43)	15	(1)	(7)
Reclassifications of net (gains) losses to net income	(58)	(21)	24	—	(55)
Balance at March 29, 2014	$40	$50	$(1,207)	$(89)	$(1,206)

Balance at September 27, 2014	$100	$204	$(2,196)	$(76)	$(1,968)
Six Months Ended March 28, 2015:
Unrealized gains (losses) arising during the period	(40)	359	(9)	(147)	163
Reclassifications of net (gains) losses to net income	(30)	(95)	87	—	(38)
Balance at March 28, 2015	$30	$468	$(2,118)	$(223)	$(1,843)

Balance at September 28, 2013	$95	$83	$(1,271)	$(94)	$(1,187)
Six Months Ended March 29, 2014:
Unrealized gains (losses) arising during the period	40	(2)	15	5	58
Reclassifications of net (gains) losses to net income	(95)	(31)	49	—	(77)
Balance at March 29, 2014	$40	$50	$(1,207)	$(89)	$(1,206)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended		Six Months Ended
		March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Investments, net	Interest income/(expense), net	$48	$92	$48	$151
Estimated tax	Income taxes	(18)	(34)	(18)	(56)
		30	58	30	95

Cash flow hedges	Primarily revenue	86	33	151	49
Estimated tax	Income taxes	(32)	(12)	(56)	(18)
		54	21	95	31

Pension and postretirement medical expense	Costs and expenses	(68)	(38)	(138)	(78)
Estimated tax	Income taxes	25	14	51	29
		(43)	(24)	(87)	(49)

Total reclassifications for the period		$41	$55	$38	$77
At March 28, 2015, the Company held available-for-sale investments in net unrecognized gain positions totaling $45 million and no investments in significant unrecognized loss positions. At September 27, 2014, the Company held available-for-sale investments in net unrecognized gain positions totaling $55 million and no investments in significant unrecognized loss positions.

10.	Equity-Based Compensation
Compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Stock options/rights (1)	$27	$26	$52	$51
RSUs	83	86	162	160
Total equity-based compensation expense (2)	$110	$112	$214	$211
Equity-based compensation expense capitalized during the period	$14	$15	$29	$29

(1)	Includes stock appreciation rights.

(2)
Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs. During the quarter and six months ended March 28, 2015, amortization of previously capitalized equity-based compensation totaled $9 million and $18 million, respectively. During the quarter and six months ended March 29, 2014, amortization of previously capitalized equity-based compensation totaled $14 million and $27 million, respectively.

Unrecognized compensation cost related to unvested stock options/rights and RSUs totaled approximately $197 million and $629 million, respectively, as of March 28, 2015.
The weighted average grant date fair values of options issued during the six months ended March 28, 2015 and March 29, 2014 were $22.64 and $19.16, respectively.
During the six months ended March 28, 2015, the Company made equity compensation grants consisting of 5.0 million stock options and 4.2 million RSUs.

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
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of March 28, 2015, the remaining debt service obligation guaranteed by the Company was $330 million, of which $64 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of television program rights within the Media Networks segment and vacation ownership units within the Parks and Resorts segment. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.9 billion as of March 28, 2015. The activity in the current period related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was approximately $0.7 billion as of March 28, 2015. The activity in the current period related to the allowance for credit losses was not material.
Income Taxes
During the six months ended March 28, 2015, the Company increased its gross unrecognized tax benefits by $57 million to $860 million with a corresponding increase to income tax expense.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters. These resolutions would reduce our unrecognized tax benefits by approximately $151 million, of which $78 million would reduce our income tax expense and effective tax rate if recognized.

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

	Fair Value Measurement at March 28, 2015
	Level 1	Level 2	Level 3	Total
Assets
Investments	$79	$—	$—	$79
Derivatives
Interest rate	—	104	—	104
Foreign exchange	—	1,327	—	1,327
Other	—	1	—	1
Liabilities
Derivatives
Interest rate	—	(20)	—	(20)
Foreign exchange	—	(300)	—	(300)
Other	—	(68)	—	(68)
Other	—	—	(198)	(198)
Total recorded at fair value	$79	$1,044	$(198)	$925
Fair value of borrowings	$—	$14,656	$816	$15,472

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
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of March 28, 2015
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$562	$371	$(113)	$(16)
Interest rate	—	104	(20)	—
Other	—	1	(16)	(5)
Derivatives not designated as hedges
Foreign exchange	180	214	(160)	(11)
Other	—	—	—	(47)
Gross fair value of derivatives	742	690	(309)	(79)
Counterparty netting	(280)	(45)	299	26
Cash collateral (received)/posted	(330)	(281)	—	—
Net derivative positions	$132	$364	$(10)	$(53)

	As of September 27, 2014
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$251	$160	$(54)	$(8)
Interest rate	—	117	(75)	—
Derivatives not designated as hedges
Foreign exchange	171	39	(59)	—
Gross fair value of derivatives	422	316	(188)	(8)
Counterparty netting	(144)	(18)	154	8
Cash collateral (received)/posted	(80)	(119)	—	—
Net derivative positions	$198	$179	$(34)	$—
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of March 28, 2015 and September 27, 2014, the total notional amount of the Company’s pay-floating interest rate swaps was $5.8 billion and $6.8 billion, respectively. The following table summarizes adjustments related to fair value hedges included in "Interest income/(expense), net" in the Condensed Consolidated Statements of Income.

	Quarter Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Gain (loss) on interest rate swaps	$34	$15	$44	$(16)
Gain (loss) on hedged borrowings	(34)	(15)	(44)	16
In addition, during the quarter and six months ended March 28, 2015, the Company realized net benefits of $24 million and $49 million, respectively, in net interest expense related to the pay-floating interest rate swaps. During the quarter and six months ended March 29, 2014, the Company realized net benefits of $22 million and $44 million, respectively, in net interest expense related to the pay-floating interest rate swaps.
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at March 28, 2015 or at September 27, 2014 and gains and losses related to pay-fixed swaps recognized in earnings for the six months ended March 28, 2015 and March 29, 2014 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of March 28, 2015 and September 27, 2014, the notional amounts of the Company’s net foreign exchange cash flow hedges were $5.3 billion and $5.0 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the six months ended March 28, 2015 and March 29, 2014 were not material. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months totaled $466 million.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at March 28, 2015 and September 27, 2014 were $3.0 billion and $4.3 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities for the six months ended March 28, 2015 and March 29, 2014 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income.

	Costs and Expenses				Interest Income/(Expense), net
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net gains (losses) on foreign currency denominated assets and liabilities	$(333)	$(5)	$(548)	$4	$19	$6	$31	$18
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	310	(22)	515	(44)	(17)	(11)	(29)	(21)
Net gains (losses)	$(23)	$(27)	$(33)	$(40)	$2	$(5)	$2	$(3)
In addition to the amounts in the above table, the Company recorded a $143 million foreign currency translation loss on net monetary assets denominated in Venezuelan BsF in the second quarter of fiscal 2014, which was reported in "Other expense, net" (see Note 4 to the Condensed Consolidated Financial Statements).
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at March 28, 2015 and September 27, 2014 and related gains or losses recognized in earnings for the six months ended March 28, 2015 and March 29, 2014 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain commodity swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The fair value of these contracts at March 28, 2015 and September 27, 2014 were not material. The related gains or losses recognized in earnings were not material for the six months ended March 28, 2015 and March 29, 2014.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $16 million and $34 million on March 28, 2015 and September 27, 2014, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

14. Restructuring and Impairment Charges
There were no restructuring and impairment charges in the current quarter and six-month period. The Company recorded $48 million and $67 million of restructuring and impairment charges in the prior-year quarter and six-month period, respectively, driven by severance costs related to organizational and cost structure initiatives across various of our businesses.

15. New Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued guidance that replaces the existing accounting standards for revenue recognition. The guidance requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. The standard is effective beginning the first quarter of the Company’s 2018 fiscal year (with early adoption not permitted) and may be adopted either by restating all years presented in the Company’s financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of fiscal 2018. In April 2015, the FASB announced its intent to amend the guidance for determining revenue recognition associated with the licensing of intellectual property and to defer the new standard’s effective date by one year. The Company is assessing the potential impact this guidance will have on its financial statements.
Consolidations
In February 2015, the FASB issued guidance that amends the existing accounting standards for consolidation under the variable interest entity and voting interest entity models. The new guidance changes the analysis for determining whether a fee paid to a decision maker or service provider is a variable interest. The standard is effective beginning the first quarter of the Company’s 2017 fiscal year (with early adoption permitted) and may be adopted either by restating all years presented in the Company’s financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of fiscal 2017. The Company is assessing the potential impact this guidance will have on its financial statements.

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
Business Segment Results
Corporate and Unallocated Shared Expenses
Significant Developments
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
Our summary consolidated results are presented below:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions, except per share data)	March 28, 2015	March 29, 2014	Better/ (Worse)	March 28, 2015	March 29, 2014	Better/ (Worse)
Revenues:
Services	$10,552	$9,601	10%	$21,279	$19,458	9%
Products	1,909	2,048	(7)%	4,573	4,500	2%
Total revenues	12,461	11,649	7%	25,852	23,958	8%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(5,543)	(4,786)	(16)%	(11,677)	(10,400)	(12)%
Cost of products (exclusive of depreciation and amortization)	(1,147)	(1,186)	3%	(2,669)	(2,637)	(1)%
Selling, general, administrative and other	(2,081)	(2,116)	2%	(4,016)	(4,134)	3%
Depreciation and amortization	(584)	(580)	(1)%	(1,176)	(1,141)	(3)%
Total costs and expenses	(9,355)	(8,668)	(8)%	(19,538)	(18,312)	(7)%
Restructuring and impairment charges	—	(48)	nm	—	(67)	nm
Other expense, net	—	(37)	nm	—	(31)	nm
Interest income/(expense), net	8	62	(87)%	(50)	111	nm
Equity in the income of investees	206	217	(5)%	418	456	(8)%
Income before income taxes	3,320	3,175	5%	6,682	6,115	9%
Income taxes	(1,092)	(1,119)	2%	(2,210)	(2,155)	(3)%
Net income	2,228	2,056	8%	4,472	3,960	13%
Less: Net income attributable to noncontrolling interests	(120)	(139)	14%	(182)	(203)	10%
Net income attributable to Disney	$2,108	$1,917	10%	$4,290	$3,757	14%
Diluted earnings per share attributable to Disney	$1.23	$1.08	14%	$2.50	$2.11	18%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Quarter Results
Revenues for the quarter increased 7%, or $0.8 billion, to $12.5 billion, and net income attributable to Disney increased 10%, or $0.2 billion, to $2.1 billion. Diluted earnings per share attributable to Disney (EPS) increased 14% from $1.08 to $1.23 due to improved operating performance, a decrease in the weighted average shares outstanding as a result of our share repurchase program and a lower effective income tax rate.
Revenues
Service revenues for the quarter increased 10%, or $1.0 billion, to $10.6 billion due to higher contractual rates for fees from Multi-channel Video Distributors (MVPDs) (Affiliate Fees), increased advertising revenues, higher average guest spending and volumes at our domestic parks and resorts, an increase in merchandise licensing revenue and increased program sales. These increases were partially offset by lower international theatrical distribution revenue.
Product revenues for the quarter decreased 7%, or $0.1 billion, to $1.9 billion primarily due to lower domestic home entertainment volumes, partially offset by higher food, beverage and merchandise average guest spending and volumes at our domestic parks and resorts operations.
Costs and expenses
Cost of services for the quarter increased 16%, or $0.8 billion, to $5.5 billion primarily due to higher sports programming and production costs and inflation and volume growth at our domestic parks and resorts operations.
Cost of products for the quarter decreased 3%, or $39 million, to $1.1 billion driven by lower domestic home entertainment volumes, partially offset by inflation and volume growth at our domestic parks and resorts operations.
Selling, general, administrative and other costs decreased 2%, or $35 million, to $2.1 billion due to lower marketing costs.
Restructuring and impairment charges
The Company recorded $48 million of restructuring and impairment charges in the prior-year quarter primarily for severance costs.
Other expense, net
Other expense, net is as follows (see Note 4 to the Condensed Consolidated Financial Statements):

	Quarter Ended
(in millions)	March 28, 2015	March 29, 2014
Venezuelan foreign currency translation loss	$—	$(143)
Gain on sale of property	—	77
Other	—	29
Other expense, net	$—	$(37)
Interest income, net
Interest income, net is as follows:

	Quarter Ended
(in millions)	March 28, 2015	March 29, 2014	% Change Better/(Worse)
Interest expense	$(66)	$(67)	1%
Interest and investment income	74	129	(43)%
Interest income, net	$8	$62	(87)%
The decrease in interest and investment income for the quarter was due to income on late payments realized in the prior-year quarter in connection with the settlement of an affiliate contract dispute.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Equity in the income of investees
Equity in the income of investees decreased 5%, or $11 million, to $206 million for the quarter primarily due to a decrease at Hulu LLC ("Hulu") driven by higher programming and marketing costs, partially offset by an increase in subscription revenue.
Effective Income Tax Rate

	Quarter Ended
	March 28, 2015	March 29, 2014	Change Better/(Worse)
Effective income tax rate	32.9%	35.2%	2.3	ppt
The decrease in the effective income tax rate for the quarter was driven by a benefit from an increase in earnings from foreign operations indefinitely reinvested outside the United States, which are subject to tax rates lower than the federal statutory income tax rate, a favorable impact from changes in our estimated full year effective income tax rate and an increased benefit related to qualified domestic production activities. The estimated full year effective rate is used to determine the quarterly income tax provision and is adjusted each quarter based on information available at the end of that quarter. The impact was favorable in the current quarter, whereas it was unfavorable in the prior-year quarter.
Noncontrolling Interests

	Quarter Ended
(in millions)	March 28, 2015	March 29, 2014	% Change Better/(Worse)
Net income attributable to noncontrolling interests	$120	$139	14%
The decrease in net income attributable to noncontrolling interests for the quarter was due to lower results at ESPN and Hong Kong Disneyland Resort.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes.

Six-Month Results
Revenues for the six-month period increased 8%, or $1.9 billion, to $25.9 billion, and net income attributable to Disney increased 14%, or $0.5 billion, to $4.3 billion. EPS increased 18% from $2.11 to $2.50 due to improved operating performance, a decrease in the weighted average shares outstanding as a result of our share repurchase program and a lower effective income tax rate, partially offset by a decrease in investment gains.
Revenues
Service revenues for the six-month period increased 9%, or $1.8 billion, to $21.3 billion due to higher Affiliate Fee rates, an increase in merchandise licensing revenue, increased average guest spending and volumes at our domestic parks and resorts and higher program sales. These increases were partially offset by lower theatrical distribution revenue.
Product revenues for the six-month period increased 2%, or $0.1 billion, to $4.6 billion due to higher food, beverage and merchandise volumes and average guest spending at our domestic parks and resorts operations and comparable store and online sales growth at our retail operations, partially offset by lower domestic home entertainment unit sales.
Costs and expenses
Cost of services for the six-month period increased 12%, or $1.3 billion, to $11.7 billion primarily due to higher sports programming costs and inflation and volume growth at our domestic parks and resorts operations.
Cost of products for the six-month period increased 1%, or $32 million, to $2.7 billion due to higher volumes and inflation at our domestic parks and resorts and retail operations, partially offset by lower domestic home entertainment unit sales.
Selling, general, administrative and other costs decreased 3%, or $0.1 billion, to $4.0 billion due to lower marketing costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation and amortization costs increased 3%, or $35 million, to $1.2 billion driven by new attractions at our parks and resorts.
Restructuring and impairment charges
The Company recorded $67 million of restructuring and impairment charges in the prior-year six-month period primarily for severance costs.
Interest income/(expense), net
Interest income/(expense), net is as follows:

	Six Months Ended
(in millions)	March 28, 2015	March 29, 2014	% Change Better/(Worse)
Interest expense	$(135)	$(148)	9%
Interest and investment income	85	259	(67)%
Interest income/(expense), net	$(50)	$111	nm
The decrease in interest expense for the six-month period was due to lower effective interest rates. The decrease in interest and investment income for the six-month period was due to lower gains on the sales of investments and income on late payments realized in the prior-year six-month period in connection with the settlement of an affiliate contract dispute.
Equity in the income of investees
Equity in the income of investees decreased 8%, or $38 million, to $418 million primarily due to a decrease at Hulu driven by higher programming and marketing costs, partially offset by an increase in subscription and advertising revenue.
Effective Income Tax Rate

	Six Months Ended
	March 28, 2015	March 29, 2014	Change Better/(Worse)
Effective income tax rate	33.1%	35.2%	2.1	ppt
The decrease in the effective income tax rate for the six-month period includes a benefit from an increase in earnings from foreign operations indefinitely reinvested outside the United States, which are subject to tax rates lower than the federal statutory income tax rate, and an increased benefit related to qualified domestic production activities.
Noncontrolling Interests

	Six Months Ended
(in millions)	March 28, 2015	March 29, 2014	% Change Better/(Worse)
Net income attributable to noncontrolling interests	$182	$203	10%
The decrease in net income attributable to noncontrolling interests for the six-month period was due to lower results at ESPN and Hong Kong Disneyland Resort.

SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the six months ended March 28, 2015 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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
BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 28, 2015	March 29, 2014	Better/ (Worse)	March 28, 2015	March 29, 2014	Better/ (Worse)
Revenues:
Media Networks	$5,810	$5,134	13%	$11,670	$10,424	12%
Parks and Resorts	3,760	3,562	6%	7,670	7,159	7%
Studio Entertainment	1,685	1,800	(6)%	3,543	3,693	(4)%
Consumer Products	971	885	10%	2,350	2,011	17%
Interactive	235	268	(12)%	619	671	(8)%
	$12,461	$11,649	7%	$25,852	$23,958	8%
Segment operating income:
Media Networks	$2,101	$2,133	(2)%	$3,596	$3,588	—%
Parks and Resorts	566	457	24%	1,371	1,128	22%
Studio Entertainment	427	475	(10)%	971	884	10%
Consumer Products	362	274	32%	988	704	40%
Interactive	26	14	86%	101	69	46%
	$3,482	$3,353	4%	$7,027	$6,373	10%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 28, 2015	March 29, 2014	Better/ (Worse)	March 28, 2015	March 29, 2014	Better/ (Worse)
Segment operating income	$3,482	$3,353	4%	$7,027	$6,373	10%
Corporate and unallocated shared expenses	(170)	(155)	(10)%	(295)	(271)	(9)%
Restructuring and impairment charges	—	(48)	nm	—	(67)	—%
Other expense, net	—	(37)	nm	—	(31)	—%
Interest income/(expense), net	8	62	(87)%	(50)	111	nm
Income before income taxes	$3,320	$3,175	5%	$6,682	$6,115	9%
Depreciation expense is as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 28, 2015	March 29, 2014	Better/ (Worse)	March 28, 2015	March 29, 2014	Better/ (Worse)
Media Networks
Cable Networks	$38	$35	(9)%	$75	$68	(10)%
Broadcasting	26	24	(8)%	47	47	—%
Total Media Networks	64	59	(8)%	122	115	(6)%
Parks and Resorts
Domestic	289	282	(2)%	586	561	(4)%
International	85	87	2%	174	173	(1)%
Total Parks and Resorts	374	369	(1)%	760	734	(4)%
Studio Entertainment	14	13	(8)%	28	25	(12)%
Consumer Products	14	21	33%	27	33	18%
Interactive	3	3	—%	6	4	(50)%
Corporate	61	58	(5)%	122	116	(5)%
Total depreciation expense	$530	$523	(1)%	$1,065	$1,027	(4)%
Amortization of intangible assets is as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 28, 2015	March 29, 2014	Better/ (Worse)	March 28, 2015	March 29, 2014	Better/ (Worse)
Media Networks	$5	$3	(67)%	$10	$5	(100)%
Parks and Resorts	1	—	nm	2	1	(100)%
Studio Entertainment	20	25	20%	41	48	15%
Consumer Products	25	26	4%	52	54	4%
Interactive	3	3	—%	6	6	—%
Total amortization of intangible assets	$54	$57	5%	$111	$114	3%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	March 28, 2015	March 29, 2014	Better/ (Worse)
Revenues
Affiliate Fees	$3,032	$2,671	14%
Advertising	1,968	1,804	9%
Other	810	659	23%
Total revenues	5,810	5,134	13%
Operating expenses	(3,140)	(2,523)	(24)%
Selling, general, administrative and other	(705)	(633)	(11)%
Depreciation and amortization	(69)	(62)	(11)%
Equity in the income of investees	205	217	(6)%
Operating Income	$2,101	$2,133	(2)%
Revenues
The 14% increase in Affiliate Fee revenue was due to growth of 10% from higher contractual rates, 4% from an increase in subscribers, 1% from lower revenue deferrals at ESPN as a result of changes in contractual provisions related to annual programming commitments and 1% from new contractual provisions at our broadcasting business, partially offset by a decrease of 2% from a benefit in the prior-year quarter of a settlement of an affiliate contract dispute. The increase in subscribers was due to the launch of the SEC Network in the fourth quarter of the prior year, partially offset by a decline in subscribers at certain of our other cable networks.
The 9% increase in advertising revenues was due to growth of $129 million at Cable Networks, from $862 million to $991 million, and $35 million at Broadcasting, from $942 million to $977 million. The increase at Cable Networks was due to a 9% increase from higher rates and a 5% increase from more units sold. The growth at Broadcasting was driven by the ABC television network reflecting a 1% increase from higher rates, a 1% increase from higher ratings and a 1% increase from more units sold.
Other revenue increased $151 million from $659 million to $810 million primarily due to higher program sales driven by the sale of Marvel’s Daredevil and higher sales of Grey’s Anatomy and Lost in the current quarter, partially offset by a decrease due to the sale of Wife Swap in the prior-year quarter.
Costs and Expenses
Operating expenses include programming and production costs, which increased $551 million from $2,144 million to $2,695 million. At Cable Networks, programming and production costs increased $465 million due to higher rights costs for college football programming, the addition of an NFL wild card playoff game and the launch of the SEC Network. At Broadcasting, programming and production costs increased $86 million due to higher program sales.
Selling, general, administrative and other costs increased $72 million from $633 million to $705 million. The increase included higher primetime marketing costs for the launch of new series in the quarter.
Equity in the Income of Investees
Income from equity investees decreased $12 million from $217 million to $205 million due to a decrease at Hulu driven by higher programming and marketing costs, partially offset by an increase in subscription revenues.
 Segment Operating Income
Segment operating income decreased 2%, or $32 million, to $2,101 million driven by a decrease at ESPN, partially offset by an increase at our Broadcasting business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	March 28, 2015	March 29, 2014	Better/ (Worse)
Revenues
Cable Networks	$4,030	$3,633	11%
Broadcasting	1,780	1,501	19%
	$5,810	$5,134	13%
Segment operating income
Cable Networks	$1,799	$1,974	(9)%
Broadcasting	302	159	90%
	$2,101	$2,133	(2)%
Other expense, net
The Company recorded a $100 million loss related to Cable Networks in the prior-year quarter resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in "Other expense, net" in the Condensed Consolidated Statement of Income.

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change
(in millions)	March 28, 2015	March 29, 2014	Better/ (Worse)
Revenues
Domestic	$3,236	$2,990	8%
International	524	572	(8)%
Total revenues	3,760	3,562	6%
Operating expenses	(2,363)	(2,248)	(5)%
Selling, general, administrative and other	(456)	(488)	7%
Depreciation and amortization	(375)	(369)	(2)%
Operating Income	$566	$457	24%
Revenues
Parks and Resorts revenues increased 6%, or $198 million, to $3.8 billion due to an increase of $246 million at our domestic operations, partially offset by a decrease of $48 million at our international operations.
Revenue growth of 8% at our domestic operations reflected a 6% increase from higher average guest spending and a 2% increase from higher volumes. Higher average guest spending was due to higher average ticket prices for admissions at our theme parks and for sailings at our cruise line, increased food, beverage and merchandise spending and higher average hotel room rates. Higher volumes were primarily due to attendance growth at Walt Disney World Resort and sales of vacation club units at Disney’s Polynesian Villas & Bungalows, partially offset by lower attendance at Disneyland Resort.
Revenues at our international operations reflected a 13% decrease from foreign currency translation due to the strengthening of the U.S. dollar against the euro and Japanese yen and a 1% decrease from lower volumes, partially offset by an increase of 5% from higher average guest spending. Lower volumes were driven by a decrease in attendance at Hong Kong Disneyland Resort, partially offset by higher occupied room nights and attendance at Disneyland Paris. Guest spending growth was due to higher average ticket prices and increased food, beverage and merchandise spending.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Mar. 28, 2015	Mar. 29, 2014	Mar. 28, 2015	Mar. 29, 2014	Mar. 28, 2015	Mar. 29, 2014
Parks
Increase/(decrease)
Attendance	2%	3%	(2)%	—%	1%	3%
Per Capita Guest Spending	7%	4%	8%	5%	7%	5%
Hotels (1)
Occupancy	89%	86%	78%	75%	87%	84%
Available Room Nights (in thousands)	2,596	2,625	609	609	3,205	3,234
Per Room Guest Spending	$292	$275	$267	$267	$288	$273

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2014 second quarter average foreign exchange rate. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.14 and $1.37 for the quarters ended March 28, 2015 and March 29, 2014, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased $76 million from $1,032 million to $1,108 million, cost of sales, which increased $14 million from $334 million to $348 million, and infrastructure costs, which decreased $19 million from $475 million to $456 million. The increase in operating labor was due to inflation, new guest offerings and higher pension and postretirement medical costs. The increase in cost of sales was due to inflation and higher volumes. The decrease in infrastructure costs reflected higher costs in the prior-year quarter in connection with the launch of MyMagic+ and the absence of costs that were incurred in the prior-year quarter for the dry-dock of the Disney Wonder. Other operating expenses, which include supplies and commissions, increased driven by new guest offerings and inflation. Operating expense growth was partially offset by a 2% decrease from foreign currency translation due to the strengthening of the U.S. dollar against the euro.
Selling, general, administrative and other costs decreased $32 million from $488 million to $456 million primarily due to the impact of foreign currency translation due to the strengthening of the U.S. dollar against the euro and lower marketing costs.
Segment Operating Income
Segment operating income increased 24%, or $109 million, to $566 million due to growth at our domestic operations, partially offset by a decrease at our international operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	March 28, 2015	March 29, 2014	Better/ (Worse)
Revenues
Theatrical distribution	$434	$467	(7)%
Home entertainment	457	624	(27)%
TV/SVOD distribution and other	794	709	12%
Total revenues	1,685	1,800	(6)%
Operating expenses	(666)	(669)	—%
Selling, general, administrative and other	(558)	(618)	10%
Depreciation and amortization	(34)	(38)	11%
Operating Income	$427	$475	(10)%
Revenues
The 7% decrease in theatrical distribution revenue was due to unfavorable foreign currency translation impacts and the international performance of Big Hero 6 in the current quarter compared to Frozen in the prior-year quarter. Additionally, the prior-year quarter included DreamWorks’ Need for Speed and the international release of Marvel’s Captain America 2: The Winter Soldier compared to the release of Cinderella and no DreamWorks or Marvel releases in the current quarter.
The 27% decrease in home entertainment revenue was due to a 24% decrease from lower domestic unit sales driven by the performance of Big Hero 6 in the current quarter compared to Frozen in the prior-year quarter.
The 12% increase in TV and subscription video on demand (SVOD) distribution and other revenue was due to an increase of 10% from higher revenue share with the Consumer Products segment driven by the success of Frozen merchandise.
Costs and Expenses
Operating expenses include an increase of $14 million in film cost amortization, from $355 million to $369 million, driven by an increase in the theatrical film cost amortization rate for titles in the current quarter compared to Frozen in the prior-year quarter, partially offset by lower film cost impairments. Operating expenses also include cost of goods sold and distribution costs, which decreased $17 million, from $314 million to $297 million, due to a decrease in home entertainment units sold.
Selling, general, administrative and other costs decreased $60 million from $618 million to $558 million driven by lower home entertainment and theatrical marketing expense. The decrease in home entertainment marketing expense was driven by lower marketing expense for Big Hero 6 in the current quarter compared to Frozen in the prior-year quarter. Additionally, the prior-year quarter included marketing expense for Marvel’s Thor: The Dark World, compared to no Marvel home entertainment release in the current quarter. The decrease in theatrical marketing expense was driven by the impact of foreign currency translation.
Segment Operating Income
Segment operating income decreased $48 million to $427 million due to decreases in domestic home entertainment and international theatrical distribution, partially offset by higher revenue share with the Consumer Products segment and lower film cost impairments.
Other expense, net
The Company recorded a $31 million loss related to Studio Entertainment in the prior-year quarter resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in "Other expense, net" in the Condensed Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Consumer Products
Operating results for the Consumer Products segment are as follows:

	Quarter Ended		% Change
(in millions)	March 28, 2015	March 29, 2014	Better/ (Worse)
Revenues
Licensing and publishing	$647	$572	13%
Retail and other	324	313	4%
Total revenues	971	885	10%
Operating expenses	(388)	(383)	(1)%
Selling, general, administrative and other	(182)	(181)	(1)%
Depreciation and amortization	(39)	(47)	17%
Operating Income	$362	$274	32%
Revenues
The 13% increase in licensing and publishing revenue was due to a 14% increase from our licensing business driven by the performance of merchandise based on Frozen and, to a lesser extent, The Avengers.
The 4% increase in retail and other revenue was due to comparable store sales growth driven by Frozen merchandise and higher online sales driven by Princess and Cinderella merchandise. These increases were partially offset by an unfavorable impact from foreign currency translation as a result of strengthening of the U.S. dollar against the euro, Japanese yen and British pound and a decrease from fiscal 2014 store closures in Europe.
Costs and Expenses
Operating expenses include a $3 million increase in cost of goods sold, from $152 million to $155 million, and a $2 million increase in distribution, labor and occupancy costs from $202 million to $204 million. These increases were driven by comparable store sales growth at our retail business, partially offset by the impact of foreign currency translation.
The decrease in depreciation and amortization was primarily due to the absence of costs related to facility closures in the prior-year quarter.
Segment Operating Income
Segment operating income increased 32% to $362 million primarily due to an increase at our merchandise licensing business.
Other expense, net
The Company recorded a $16 million loss related to Consumer Products in the prior-year quarter resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in "Other expense, net" in the Condensed Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Interactive
Operating results for the Interactive segment are as follows:

	Quarter Ended (1)		% Change
(in millions)	March 28, 2015	March 29, 2014	Better/ (Worse)
Revenues
Games	$187	$211	(11)%
Other content	48	57	(16)%
Total revenues	235	268	(12)%
Operating expenses	(133)	(149)	11%
Selling, general, administrative and other	(70)	(99)	29%
Depreciation and amortization	(6)	(6)	—%
Operating Income	$26	$14	86%
(1) Reclassifications have been made to the revenue amounts presented for the prior-year quarter to conform with the current quarter presentation. The principal change was to reclassify game-related revenue at our Japan mobile business from Other content to Games.
Revenues
Games revenues decreased $24 million from $211 million to $187 million due to a decrease of 11% from console games, partially offset by an increase of 3% from mobile games. The decrease in sales of console games was primarily due to lower unit sales of Disney Infinity accessories. The increase in mobile games revenue was due to the growth of Tsum Tsum in Japan.
Lower other content revenue was driven by a decrease in advertising revenue.
Costs and Expenses
Operating expenses include a $17 million decrease in product development from $71 million to $54 million reflecting fewer mobile titles in development, partially offset by an increase in costs for Disney Infinity. Operating expenses also include cost of sales, which were essentially flat at $79 million in the current quarter compared to $78 million in the prior-year quarter, as higher per unit costs for Disney Infinity, which included the impact of inventory obsolescence charges, were largely offset by lower Disney Infinity sales volume.
Selling, general, administrative and other costs decreased $29 million from $99 million to $70 million primarily due to a decrease in marketing and sales costs at our mobile phone business in Japan, lower marketing costs at our console games business and the benefit of previous restructuring activities.
Segment Operating Income
Segment operating income increased $12 million to $26 million driven by an increase at our mobile games business, partially offset by lower results at our console games business.
Restructuring and impairment charges
The Company recorded restructuring charges of $35 million related to Interactive in the prior-year quarter, primarily for severance costs from organizational and cost structure initiatives. These charges were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

BUSINESS SEGMENT RESULTS - Six Month Results

Media Networks
Operating results for the Media Networks segment are as follows:

	Six Months Ended		% Change
(in millions)	March 28, 2015	March 29, 2014	Better/ (Worse)
Revenues
Affiliate Fees	$5,886	$5,055	16%
Advertising	4,270	4,137	3%
Other	1,514	1,232	23%
Total revenues	11,670	10,424	12%
Operating expenses	(7,030)	(5,960)	(18)%
Selling, general, administrative and other	(1,330)	(1,212)	(10)%
Depreciation and amortization	(132)	(120)	(10)%
Equity in the income of investees	418	456	(8)%
Operating Income	$3,596	$3,588	—%
Revenues
The 16% increase in Affiliate Fee revenue was due to an increase of 9% from higher contractual rates, 4% from an increase in subscribers, 3% from lower revenue deferrals at ESPN as a result of changes in contractual provisions related to annual programming commitments and 2% from new contractual provisions at our broadcasting business. The increase in subscribers was due to the launch of the SEC Network in the fourth quarter of the prior year, partially offset by a decline in subscribers at certain of our other cable networks.
The 3% increase in advertising revenues was due to an increase of $124 million at Cable Networks, from $2,089 million to $2,213 million and an increase of $9 million at Broadcasting, from $2,048 million to $2,057 million. The increase at Cable Networks was due to a 5% increase from higher rates and a 3% increase from more units sold, partially offset by a 3% decrease from lower ratings. At Broadcasting, a 2% increase from network rates and a 1% increase from higher owned television stations revenue were essentially offset by a 3% decrease from lower network units sold.
Other revenue increased $282 million from $1,232 million to $1,514 million due to higher program sales driven by the sale of Marvel’s Daredevil and higher sales of Grey’s Anatomy and Once Upon a Time.
Costs and Expenses
Operating expenses include programming and production costs, which increased $929 million from $5,197 million to $6,126 million. At Cable Networks, programming and production costs increased $773 million due to higher rights costs for the NFL and for college football programming and the addition of an NFL wild card playoff game and the SEC Network. At Broadcasting, programming and production costs increased $156 million primarily due to higher program sales.
Selling, general, administrative and other costs increased $118 million from $1,212 million to $1,330 million, including increases in ESPN and ABC primetime marketing costs.
Equity in the Income of Investees
Income from equity investees decreased $38 million from $456 million to $418 million primarily due to a decrease at Hulu driven by higher programming and marketing costs, partially offset by increases in subscription and advertising revenue.
 Segment Operating Income
Segment operating income was essentially flat at $3,596 million as an increase at our Broadcasting business was offset by a decrease at ESPN.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Six Months Ended		% Change
(in millions)	March 28, 2015	March 29, 2014	Better/ (Worse)
Revenues
Cable Networks	$8,196	$7,392	11%
Broadcasting	3,474	3,032	15%
	$11,670	$10,424	12%
Segment operating income
Cable Networks	$3,054	$3,251	(6)%
Broadcasting	542	337	61%
	$3,596	$3,588	—%
Restructuring and impairment charges and Other expense, net
The Company recorded restructuring and impairment charges of $15 million related to Media Networks in the prior-year six-month period for an investment impairment and contract termination costs. These charges were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income. The Company recorded a $100 million loss related to Cable Networks in the prior-year six-month period resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in "Other expense, net" in the Condensed Consolidated Statements of Income.

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Six Months Ended		% Change
(in millions)	March 28, 2015	March 29, 2014	Better/ (Worse)
Revenues
Domestic	$6,469	$5,912	9%
International	1,201	1,247	(4)%
Total revenues	7,670	7,159	7%
Operating expenses	(4,646)	(4,400)	(6)%
Selling, general, administrative and other	(891)	(896)	1%
Depreciation and amortization	(762)	(735)	(4)%
Operating Income	$1,371	$1,128	22%
Revenues
Parks and Resorts revenues increased 7%, or $511 million, to $7.7 billion due to an increase of $557 million at our domestic operations, partially offset by a decrease of $46 million at our international operations.
Revenue growth of 9% at our domestic operations reflected increases of 5% from higher average guest spending and 4% from higher volumes. Higher average guest spending was primarily due to higher average ticket prices for admissions at our theme parks and for sailings at our cruise line, increased food, beverage and merchandise spending and higher average hotel room rates. Higher volumes were primarily due to attendance growth at Walt Disney World Resort and Disneyland Resort and higher occupied room nights at Walt Disney World Resort.
Revenues at our international operations reflected a 9% decrease from foreign currency translation due to the strengthening of the U.S. dollar against the euro and Japanese yen, partially offset by a 5% increase from higher average guest spending and a 1% increase from higher volumes. Guest spending growth at both Disneyland Paris and Hong Kong Disneyland Resort was primarily due to higher average ticket prices and higher food, beverage and merchandise spending. Higher volumes were due to increases in attendance and occupied room nights at Disneyland Paris, partially offset by decreases in attendance and occupied room nights at Hong Kong Disneyland Resort.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Six Months Ended		Six Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Parks
Increase/(decrease)
Attendance	4%	2%	1%	(1)%	4%	1%
Per Capita Guest Spending	5%	6%	7%	5%	6%	6%
Hotels (1)
Occupancy	89%	83%	78%	76%	87%	82%
Available Room Nights (in thousands)	5,187	5,243	1,230	1,230	6,417	6,473
Per Room Guest Spending	$290	$276	$305	$299	$292	$280

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2014 six-month average foreign exchange rate. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.19, and $1.37 for the six months ended March 28, 2015 and March 29, 2014, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased $164 million from $2,064 million to $2,228 million, cost of sales, which increased $37 million from $680 million to $717 million and infrastructure costs, which decreased $34 million from $897 million to $863 million. The increase in operating labor was due to inflation, new guest offerings, higher volumes and higher pension and postretirement medical costs. The increase in cost of sales was due to higher volumes and inflation. The decrease in infrastructure costs was due to costs that were incurred in the prior-year six-month period for the dry-docks of the Disney Magic and Disney Wonder and in connection with the launch of MyMagic+. Other operating expenses, which include supplies and commissions, increased due to new guest offerings, higher volumes and inflation. Operating expense growth was partially offset by a 2% decrease from foreign currency translation due to the strengthening of the U.S. dollar against the euro.
Selling, general, administrative and other costs decreased $5 million from $896 million to $891 million driven by the impact of foreign currency translation due to the strengthening of the U.S. dollar against the euro, partially offset by higher marketing costs.
The increase in depreciation and amortization was driven by new attractions.
Segment Operating Income
Segment operating income increased 22%, or $243 million, to $1,371 million due to growth at our domestic operations, partially offset by a decrease at our international operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Six Months Ended		% Change
(in millions)	March 28, 2015	March 29, 2014	Better/ (Worse)
Revenues
Theatrical distribution	$770	$1,093	(30)%
Home entertainment	1,135	1,240	(8)%
TV/SVOD distribution and other	1,638	1,360	20%
Total revenues	3,543	3,693	(4)%
Operating expenses	(1,424)	(1,453)	2%
Selling, general, administrative and other	(1,079)	(1,283)	16%
Depreciation and amortization	(69)	(73)	5%
Operating Income	$971	$884	10%
Revenues
The 30% decrease in theatrical distribution revenue reflected the performance of Big Hero 6 in the current period compared to Frozen in the prior-year period. Additionally, the current period had four Disney live-action releases, whereas the prior-year period included Marvel’s Thor: The Dark World, two Disney live-action releases and three DreamWorks titles. Significant Disney live-action releases in the current period included Cinderella and Into the Woods.
The 8% decrease in home entertainment revenue was due to a 10% decrease from lower domestic unit sales driven by the performance of Big Hero 6 in the current period compared to Frozen in the prior-year period. Additionally, the current period included the domestic release of Marvel’s Guardians of the Galaxy, Maleficent and Planes: Fire and Rescue, whereas the prior-year period included the release of Monsters University, Planes and Marvel’s Thor: The Dark World.
The 20% increase in TV/SVOD distribution and other revenue was due to increases of 11% from revenue share with the Consumer Products segment due to the success of Frozen merchandise, 3% from stage play revenues and 2% from TV/SVOD distribution. Higher stage play revenues were driven by more performances of Aladdin in the current year. The increase in TV/SVOD revenue was driven by the timing of title availabilities in domestic pay television.
Costs and Expenses
Operating expenses include a decrease of $17 million in film cost amortization, from $820 million to $803 million driven by lower revenues and lower film cost impairments. These decreases were partially offset by a higher film cost amortization rate for titles in the current year compared to Frozen in the prior year. Operating expenses also include cost of goods sold and distribution costs, which decreased $12 million, from $633 million to $621 million due to a decrease at home entertainment, partially offset by an increase in stage play costs. Lower home entertainment cost of goods sold and distribution costs were due to lower average per unit costs and lower units sold.
Selling, general, administrative and other costs decreased $204 million from $1,283 million to $1,079 million due to lower theatrical marketing expense driven by fewer releases in the current year.
Segment Operating Income
Segment operating income increased $87 million to $971 million driven by an increase in revenue share with the Consumer Products segment, lower film cost impairments and an increase in TV/SVOD distribution, partially offset by a decrease in theatrical distribution.
Other expense, net
The Company recorded a $31 million loss related to Studio Entertainment in the prior-year six-month period resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in "Other expense, net" in the Condensed Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Consumer Products
Operating results for the Consumer Products segment are as follows:

	Six Months Ended		% Change
(in millions)	March 28, 2015	March 29, 2014	Better/ (Worse)
Revenues
Licensing and publishing	$1,428	$1,206	18%
Retail and other	922	805	15%
Total revenues	2,350	2,011	17%
Operating expenses	(921)	(858)	(7)%
Selling, general, administrative and other	(362)	(362)	—%
Depreciation and amortization	(79)	(87)	9%
Operating Income	$988	$704	40%
Revenues
The 18% increase in licensing and publishing revenues was due to an 18% increase from our licensing business driven by performance of merchandise based on Frozen and, to a lesser extent, The Avengers.
The 15% increase in retail and other revenue was due to comparable store sales growth and higher online sales in all of our key markets, driven by Frozen merchandise. These increases were partially offset by an unfavorable impact from foreign currency translation as a result of strengthening of the U.S. dollar against the Japanese yen, euro and British pound and a decrease from fiscal 2014 store closures in Europe.
Costs and Expenses
Operating expenses included an increase of $51 million in cost of goods sold, from $379 million to $430 million, and an increase of $11 million in distribution, labor and occupancy costs from $421 million to $432 million. These increases were due to comparable store sales growth at our retail business, partially offset by the favorable impact of foreign currency translation.
The decrease in depreciation and amortization was primarily due to the absence of costs related to facility closures in the prior-year six-month period.
Segment Operating Income
Segment operating income increased 40% to $988 million due to increases at our licensing and retail businesses.
Other expense, net
The Company recorded a $16 million loss related to Consumer Products in the prior-year six-month period resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in "Other expense, net" in the Condensed Consolidated Statements of Income.

Interactive
Operating results for the Interactive segment are as follows:

	Six Months Ended (1)		% Change
(in millions)	March 28, 2015	March 29, 2014	Better/ (Worse)
Revenues
Games	$515	$547	(6)%
Other content	104	124	(16)%
Total revenues	619	671	(8)%
Operating expenses	(325)	(366)	11%
Selling, general, administrative and other	(181)	(226)	20%
Depreciation and amortization	(12)	(10)	(20)%
Operating Income	$101	$69	46%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

(1) Reclassifications have been made to the revenue amounts presented for the prior-year six-month period to conform with the current year presentation. The principal change was to reclassify game-related revenue at our Japan mobile business from Other content to Games.
Revenues
Games revenues decreased $32 million from $547 million to $515 million driven by a decrease of 10% from console games, partially offset by an increase of 6% from mobile games. The decrease in sales of console games was due to decreased unit sales of Disney Infinity accessories and lower performance of catalog titles. The increase in mobile games revenue was primarily due to the success of Tsum Tsum, Frozen Free Fall and Star Wars Commander, partially offset by lower performance of catalog titles and Avengers Alliance.
Lower other content revenue was due to a decrease in advertising revenue.
Costs and Expenses
Operating expenses reflected a $48 million decrease in product development from $150 million to $102 million, reflecting fewer mobile titles in development, partially offset by an increase in costs for Disney Infinity. Operating expenses also include a $7 million increase in cost of sales from $216 million to $223 million driven by Frozen Free Fall and Star Wars Commander sales volume and a higher cost mix of Disney Infinity products sold, partially offset by a decrease due to lower sales of catalog titles.
Selling, general, administrative and other costs decreased $45 million from $226 million to $181 million driven by lower marketing and sales costs at our mobile phone business in Japan, lower marketing costs from fewer mobile titles in release and the benefit of previous restructuring activities.
Segment Operating Income
Segment operating income increased $32 million from $69 million to $101 million driven by an increase at our mobile games business, partially offset by lower results at our console games business.
Restructuring and impairment charges
The Company recorded restructuring charges of $36 million related to Interactive in the prior-year six-month period, primarily for severance costs from organizational and cost structure initiatives. These charges were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income.

CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 28, 2015	March 29, 2014	Better/ (Worse)	March 28, 2015	March 29, 2014	Better/ (Worse)
Corporate and unallocated shared expenses	$(170)	$(155)	(10)%	$(295)	$(271)	(9)%

The increase in Corporate and unallocated shared expenses in the current quarter and six-month period was driven by the timing of allocations to operating segments. The increase in the six-month period also included higher charitable giving.

SIGNIFICANT DEVELOPMENTS
Disneyland Paris Recapitalization
As disclosed in Note 6 to the Condensed Consolidated Financial Statements, Disneyland Paris is implementing a €1.0 billion recapitalization, which is expected to be completed by the end of 2015.
The Company has recognized approximately $375 million of deferred income tax assets on the difference between the Company’s tax basis in its investment in Disneyland Paris and the Company’s financial statement carrying value of Disneyland Paris. The Company will likely be required to write-off this deferred tax asset as a result of the recapitalization.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Seven TV Investment
The Company has a 49% ownership interest in Seven TV, which operates an advertising-supported, free-to-air Disney Channel in Russia and is accounted for under the equity method. In October 2014, regulations were adopted in Russia that prohibit more than 20% foreign ownership of media companies and could require the Company to divest a portion of its interest by January 2016. The Company continues to evaluate its options with respect to these regulations and, depending on the outcome, we could have an impairment of some or all of our approximately $300 million investment related to Seven TV.

FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Six Months Ended		% Change Better/ (Worse)
(in millions)	March 28, 2015	March 29, 2014
Cash provided by operations	$4,773	$3,739	28%
Cash used in investing activities	(1,827)	(1,011)	(81)%
Cash used in financing activities	(2,345)	(2,438)	4%
Impact of exchange rates on cash and cash equivalents	(277)	(143)	(94)%
Increase in cash and cash equivalents	$324	$147	>100%
Operating Activities
Cash provided by operating activities increased 28% to $4.8 billion for the current six-month period compared to $3.7 billion in the prior-year six-month period due to higher operating cash flow at our Media Networks, Studio Entertainment, Parks and Resorts and Consumer Products segments. Higher operating cash flow at Media Networks was due to increased operating receipts driven by Affiliate Fee growth, partially offset by higher disbursements for operating expenses. Studio Entertainment cash flow benefited from higher operating cash receipts driven by increased collections of prior-year accounts receivable. Parks and Resorts cash flow benefited from higher operating cash receipts due to increased revenues, partially offset by higher payments for labor and other costs driven by higher volumes and inflation. Consumer Products cash flow benefited from higher operating cash receipts due to licensing revenue reflecting the performance of Frozen. These increases were partially offset by an increase in taxes paid driven by higher pre-tax profits.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The Company’s film and television production and programming activity for the six months ended March 28, 2015 and March 29, 2014 are as follows:

	Six Months Ended
(in millions)	March 28, 2015	March 29, 2014
Beginning balances:
Production and programming assets	$6,386	$5,417
Programming liabilities	(875)	(928)
	5,511	4,489
Spending:
Television program licenses and rights	3,254	3,275
Film and television production	2,183	2,123
	5,437	5,398
Amortization:
Television program licenses and rights	(3,643)	(2,948)
Film and television production	(1,761)	(1,787)
	(5,404)	(4,735)

Change in film and television production and programming costs	33	663
Other non-cash activity	61	28
Ending balances:
Production and programming assets	6,606	6,004
Programming liabilities	(1,001)	(824)
	$5,605	$5,180

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the six months ended March 28, 2015 and March 29, 2014 are as follows:

	Six Months Ended
(in millions)	March 28, 2015	March 29, 2014
Media Networks
Cable Networks	$26	$68
Broadcasting	20	28
Total Media Networks	46	96
Parks and Resorts
Domestic	606	464
International	1,054	651
Total Parks and Resorts	1,660	1,115
Studio Entertainment	52	32
Consumer Products	16	10
Interactive	10	2
Corporate	121	104
	$1,905	$1,359

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
Other Investing Activities
During the current six-month period, proceeds from the sales of investments and dispositions totaled $81 million. In the prior-year six-month period, proceeds from the sales of investments and dispositions totaled $366 million.

Financing Activities
Cash used in financing activities was $2.3 billion in the current six months compared to cash used in financing activities of $2.4 billion in the prior-year six months.
Cash used in financing activities in the current six months reflected dividend payments of $1.9 billion and repurchases of common stock of $1.8 billion, partially offset by contributions from noncontrolling interest holders of $0.8 billion.
Cash used in financing activities was essentially flat compared to the prior-year six months as a decrease in the repurchases of common stock of $1.5 billion and higher contributions from noncontrolling interest holders of $0.4 billion were largely offset by a decrease in net proceeds from borrowings of $1.3 billion and an increase in dividend payments of $0.4 billion.
During the six months ended March 28, 2015, the Company’s borrowing activity was as follows:

(in millions)	September 27, 2014	Borrowings	Reductions of borrowings	Other Activity	March 28, 2015
Commercial paper with original maturities less than three months, net (1)	$50	$1,855	$—	$1	$1,906
Commercial paper with original maturities greater than three months	—	1,822	(1,723)	1	100
U.S. medium-term notes	13,713	—	(1,800)	5	11,918
Foreign currency denominated debt	783	123	(149)	(34)	723
Other	294	—	(24)	40	310
Total	$14,840	$3,800	$(3,696)	$13	$14,957
(1) Borrowings and reductions of borrowings are reported net.
The Company’s bank facilities as of March 28, 2015 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facility expiring March 2016	$1,500	$—	$1,500
Bank facility expiring June 2017	2,250	—	2,250
Bank facility expiring March 2019	2,250	—	2,250
Total	$6,000	$—	$6,000
The Company had a $1.5 billion bank facility expiring in March 2015. This facility was refinanced and the maturity extended to March 2016. All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard & Poor’s. The spread above LIBOR can range from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. As of March 28, 2015, $220 million of letters of credit were outstanding, of which none were issued under this facility. The facilities contain only one financial covenant, relating to interest coverage, which the Company met on March 28, 2015 by a significant margin, and specifically exclude certain entities, including the International Theme Parks, from any representations, covenants, or events of default.
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
During the six months ended March 28, 2015, the Company repurchased 20 million shares of its common stock for $1.8 billion. On January 30, 2015, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. As of March 28, 2015, the Company had remaining authorization in place to repurchase approximately 396 million additional shares. The repurchase program does not have an expiration date.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of March 28, 2015, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on March 28, 2015 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the International Theme Parks, from any representations, covenants or events of default.

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
Based on their evaluation as of March 28, 2015, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
There have been no changes in our internal controls over financial reporting during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 28, 2015:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 28, 2014 – January 31, 2015	884,343	$94.07	514,200	400 million
February 1, 2015 – February 28, 2015	1,141,130	100.59	1,129,693	399 million
March 1, 2015 – March 28, 2015	3,101,782	105.46	3,057,181	396 million
Total	5,127,255	102.41	4,701,074	396 million

(1)
426,181 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)
Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On January 30, 2015, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 5. Other Information
On April 30, 2015, the Company amended The Amended and Restated The Walt Disney Productions and Associated Companies Key Employees Deferred Compensation and Retirement Plan (the "Plan") to specify that a limitation on benefits payable to executive officers under the Plan only applies to persons who were executive officers of the Company on January 1, 2012. The limitation caps benefits for executive officers at the amount that would have been payable under the Plan prior to amendments that were effective January 1, 2012. The amendment is set forth in Exhibit 10.3 to this Report on Form 10-Q, which is incorporated herein by reference.

ITEM 6. Exhibits
See Index of Exhibits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)

By:	/s/ JAMES A. RASULO
James A. Rasulo, Senior Executive Vice President and Chief Financial Officer
May 5, 2015
Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

4.1	364 Day Credit Agreement dated as of March 13, 2015	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated March 12, 2015

10.1	Employment Agreement dated as of February 4, 2015 between the Company and Thomas O. Staggs	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated February 5, 2015

10.2	Amendment dated February 4, 2015 to the Employee Agreement dated as of September 27, 2013 between the Company and Alan N. Braverman	Exhibit 10.2 to the Current Report on Form 8-K of the Company dated February 5, 2015

10.3
Amendments dated April 30, 2015 to the Amended and Restated The Walt Disney Productions and Associated Companies Key Employees Deferred Compensation and Retirement Plan, Amended and Restated Benefit Equalization Plan of ABC, Inc. and Disney Key Employees Retirement Savings Plan
Filed herewith

10.4	Third Amendment dated December 18, 2014 to the Disney Savings and Investment Plan	Filed herewith

10.5	Fourth Amendment dated April 30, 2015 to the Disney Savings and Investment Plan	Filed herewith

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes
Filed

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.