Form 10-Q
period 2015-06-27
WALT DISNEY CO/
filed 2015-08-04
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
June 27, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,687,857,933 shares of common stock outstanding as of July 29, 2015.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Revenues:
Services	$11,308	$10,531	$32,587	$29,989
Products	1,793	1,935	6,366	6,435
Total revenues	13,101	12,466	38,953	36,424
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(5,547)	(5,217)	(17,224)	(15,617)
Cost of products (exclusive of depreciation and amortization)	(1,116)	(1,147)	(3,785)	(3,784)
Selling, general, administrative and other	(2,101)	(2,047)	(6,117)	(6,181)
Depreciation and amortization	(575)	(557)	(1,751)	(1,698)
Total costs and expenses	(9,339)	(8,968)	(28,877)	(27,280)
Restructuring and impairment charges	—	—	—	(67)
Other expense, net	—	—	—	(31)
Interest income/(expense), net	(12)	(50)	(62)	61
Equity in the income of investees	212	222	630	678
Income before income taxes	3,962	3,670	10,644	9,785
Income taxes	(1,323)	(1,251)	(3,533)	(3,406)
Net income	2,639	2,419	7,111	6,379
Less: Net income attributable to noncontrolling interests	(156)	(174)	(338)	(377)
Net income attributable to The Walt Disney Company (Disney)	$2,483	$2,245	$6,773	$6,002

Earnings per share attributable to Disney:
Diluted	$1.45	$1.28	$3.95	$3.40

Basic	$1.46	$1.30	$3.99	$3.43

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,711	1,748	1,714	1,767

Basic	1,696	1,732	1,699	1,748

Dividends declared per share	$0.66	$—	$1.81	$0.86
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income	$2,639	$2,419	$7,111	$6,379
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	(11)	28	(81)	(27)
Market value adjustments for hedges	(109)	(34)	155	(67)
Pension and postretirement medical plan adjustments	43	24	121	88
Foreign currency translation and other	20	(3)	(159)	(14)
Other comprehensive income/(loss)	(57)	15	36	(20)
Comprehensive income	2,582	2,434	7,147	6,359
Less: Net income attributable to noncontrolling interests	(156)	(174)	(338)	(377)
Less: Other comprehensive (income)/loss attributable to noncontrolling interests	(4)	22	28	38
Comprehensive income attributable to Disney	$2,422	$2,282	$6,837	$6,020
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	June 27, 2015	September 27, 2014
ASSETS
Current assets
Cash and cash equivalents	$4,475	$3,421
Receivables	8,012	7,822
Inventories	1,513	1,574
Television costs and advances	1,006	1,061
Deferred income taxes	619	497
Other current assets	887	801
Total current assets	16,512	15,176
Film and television costs	5,775	5,325
Investments	2,694	2,696
Parks, resorts and other property
Attractions, buildings and equipment	42,210	42,263
Accumulated depreciation	(24,473)	(23,722)
	17,737	18,541
Projects in progress	5,449	3,553
Land	1,250	1,238
	24,436	23,332
Intangible assets, net	7,237	7,434
Goodwill	27,848	27,881
Other assets	2,865	2,342
Total assets	$87,367	$84,186

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$7,794	$7,595
Current portion of borrowings	3,119	2,164
Unearned royalties and other advances	3,913	3,533
Total current liabilities	14,826	13,292

Borrowings	12,154	12,676
Deferred income taxes	4,113	4,098
Other long-term liabilities	5,767	5,942
Commitments and contingencies (Note 11)
Equity
Preferred stock, $.01 par value Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value Authorized – 4.6 billion shares, Issued – 2.8 billion shares	34,930	34,301
Retained earnings	57,425	53,734
Accumulated other comprehensive loss	(1,904)	(1,968)
	90,451	86,067
Treasury stock, at cost, 1.2 billion shares at June 27, 2015 and 1.1 billion shares at September 27, 2014	(43,932)	(41,109)
Total Disney Shareholders’ equity	46,519	44,958
Noncontrolling interests	3,988	3,220
Total equity	50,507	48,178
Total liabilities and equity	$87,367	$84,186

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended
	June 27, 2015	June 28, 2014
OPERATING ACTIVITIES
Net income	$7,111	$6,379
Depreciation and amortization	1,751	1,698
Gains on sales of investments and dispositions	(89)	(285)
Deferred income taxes	(167)	304
Equity in the income of investees	(630)	(678)
Cash distributions received from equity investees	553	538
Net change in film and television costs and advances	(623)	(993)
Equity-based compensation	309	308
Other	214	33
Changes in operating assets and liabilities:
Receivables	(229)	(543)
Inventories	48	61
Other assets	(274)	(73)
Accounts payable and other accrued liabilities	(507)	(288)
Income taxes	114	214
Cash provided by operations	7,581	6,675

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(3,061)	(2,248)
Sales of investments/proceeds from dispositions	143	382
Acquisitions	—	(402)
Other	(137)	(24)
Cash used in investing activities	(3,055)	(2,292)

FINANCING ACTIVITIES
Commercial paper borrowings, net	2,352	1,253
Borrowings	181	2,180
Reduction of borrowings	(2,006)	(1,549)
Dividends	(1,948)	(1,508)
Repurchases of common stock	(2,823)	(5,087)
Proceeds from exercise of stock options	292	348
Contributions from noncontrolling interest holders	1,012	608
Other	(301)	(335)
Cash used in financing activities	(3,241)	(4,090)

Impact of exchange rates on cash and cash equivalents	(231)	(134)

Increase in cash and cash equivalents	1,054	159
Cash and cash equivalents, beginning of period	3,421	3,931
Cash and cash equivalents, end of period	$4,475	$4,090
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	June 27, 2015			June 28, 2014
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$46,038	$3,699	$49,737	$44,889	$2,751	$47,640
Comprehensive income	2,422	160	2,582	2,282	152	2,434
Equity compensation activity	219	—	219	184	—	184
Dividends	(1,115)	—	(1,115)	—	—	—
Common stock repurchases	(1,035)	—	(1,035)	(1,833)	—	(1,833)
Contributions	—	183	183	—	167	167
Distributions and other	(10)	(54)	(64)	(2)	22	20
Ending balance	$46,519	$3,988	$50,507	$45,520	$3,092	$48,612
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Nine Months Ended
	June 27, 2015			June 28, 2014
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$44,958	$3,220	$48,178	$45,429	$2,721	$48,150
Comprehensive income	6,837	310	7,147	6,020	339	6,359
Equity compensation activity	642	—	642	668	—	668
Dividends	(3,063)	—	(3,063)	(1,508)	—	(1,508)
Common stock repurchases	(2,823)	—	(2,823)	(5,087)	—	(5,087)
Contributions	—	1,012	1,012	—	608	608
Distributions and other	(32)	(554)	(586)	(2)	(576)	(578)
Ending balance	$46,519	$3,988	$50,507	$45,520	$3,092	$48,612
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the quarter and nine months ended June 27, 2015 are not necessarily indicative of the results that may be expected for the year ending October 3, 2015. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation.
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
The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. On June 29, 2015, the Company announced the realignment of two of its segments, Consumer Products and Interactive, into a new combined segment, Disney Consumer Products and Interactive Media. The Company expects to begin reporting the combined segment in fiscal 2016.
The Company reports the performance of its operating segments including equity in the income of investees. Equity in the income of investees included in segment operating results is as follows:

	Quarter Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Media Networks
Cable Networks	$220	$230	$685	$710
Broadcasting	(8)	(8)	(55)	(32)
Equity in the income of investees included in segment operating income	$212	$222	$630	$678

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Revenues (1):
Media Networks	$5,768	$5,511	$17,438	$15,935
Parks and Resorts	4,131	3,980	11,801	11,139
Studio Entertainment	2,040	1,807	5,583	5,500
Consumer Products	954	902	3,304	2,913
Interactive	208	266	827	937
	$13,101	$12,466	$38,953	$36,424
Segment operating income (1):
Media Networks	$2,378	$2,296	$5,974	$5,884
Parks and Resorts	922	848	2,293	1,976
Studio Entertainment	472	411	1,443	1,295
Consumer Products	348	273	1,336	977
Interactive	—	29	101	98
	$4,120	$3,857	$11,147	$10,230

(1) Studio Entertainment segment revenues and operating income include an allocation of Consumer Products revenues, which is meant to reflect royalties on sales of merchandise based on certain film properties. The increase to Studio Entertainment revenues and operating income and corresponding decrease to Consumer Products revenues and operating income totaled $109 million and $66 million for the quarters ended June 27, 2015 and June 28, 2014, respectively, and $387 million and $187 million for the nine months ended June 27, 2015 and June 28, 2014, respectively.
A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Segment operating income	$4,120	$3,857	$11,147	$10,230
Corporate and unallocated shared expenses	(146)	(137)	(441)	(408)
Restructuring and impairment charges	—	—	—	(67)
Other expense, net	—	—	—	(31)
Interest income/(expense), net	(12)	(50)	(62)	61
Income before income taxes	$3,962	$3,670	$10,644	$9,785

3.	Acquisitions
Maker Studios
On May 7, 2014, the Company acquired Maker Studios, Inc. (Maker), a leading network of online video content, for approximately $500 million of cash consideration. Maker shareholders may also receive up to $450 million of additional cash upon final determination of Maker's achievement of certain performance targets for calendar years 2014 and 2015. The Company has recognized a $198 million liability for the fair value of the contingent consideration (determined by a probability weighting of potential payouts). Subsequent changes in the estimated fair value, if any, will be recognized in earnings. The majority of the purchase price has been allocated to goodwill, which is not deductible for tax purposes. Goodwill reflects the synergies expected from enhancing the presence of Disney’s franchises and brands through the use of Maker’s distribution platform, advanced technology and business intelligence capability. The revenue and net income of Maker included in the Company’s Condensed Consolidated Statements of Income for the quarter and nine months ended June 27, 2015 and June 28, 2014 was not material.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Goodwill
The changes in the carrying amount of goodwill for the nine months ended June 27, 2015 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive	Total
Balance at Sept. 27, 2014	$16,378	$291	$6,856	$2,967	$1,389	$27,881
Acquisitions	—	—	—	—	—	—
Dispositions	—	—	—	(1)	—	(1)
Other, net	(15)	—	(12)	—	(5)	(32)
Balance at June 27, 2015	$16,363	$291	$6,844	$2,966	$1,384	$27,848

4.	Other Expense

There were no amounts recorded in other expense for the quarters ended June 27, 2015 and June 28, 2014 and for the nine-month period ended June 27, 2015. Other expense for the nine-month period ended June 28, 2014 is as follows:

Nine Months Ended
June 28, 2014
Venezuelan foreign currency translation loss	$(143)
Gain on sale of property and other	112
Other expense, net	$(31)

Venezuelan foreign currency loss
The Company has operations in Venezuela, including film and television distribution and merchandise licensing and has net monetary assets denominated in Venezuelan bolivares (BsF), which primarily consist of cash. The Venezuelan government (Government) has foreign currency exchange controls, which centralize the purchase and sale of all foreign currency at an official rate determined by the Government, currently 6.3 BsF per U.S. dollar. Although the Company has generally been unable to repatriate its cash at the official rate, we translated our net monetary assets at the official rate through December 28, 2013. In January 2014, the Government announced that currency arising from certain transactions could be exchanged at an alternative rate (SICAD 1), which fluctuated based on Government-run auctions. The ability to convert currency in the SICAD 1 market was dependent on market factors and Government discretion. In March 2014, the Government launched a new currency exchange market (SICAD 2), which allowed entities to submit a daily application to exchange foreign currency with financial institutions that are registered with the Venezuelan central bank. Foreign currency exchange rates under SICAD 2 fluctuated daily. The ability to convert in the SICAD 2 market was also dependent on market factors, including the availability of U.S. dollars. Although a small portion of the Company's cash may have been eligible to be exchanged at SICAD 1, the majority was only eligible for exchange at SICAD 2. Accordingly, the Company began translating its BsF denominated net monetary assets at the SICAD 2 rate resulting in a loss of $143 million in the second quarter of fiscal 2014 based on the SICAD 2 rate, which was 50.9 BsF per U.S. dollar at March 29, 2014.
In February 2015, the Government combined the SICAD 1 and SICAD 2 exchange mechanisms (SICAD) and introduced another exchange mechanism, SIMADI. The SIMADI exchange mechanism allows for trading BsF at prices set by the market. The Company does not believe it can successfully convert currency at the SICAD rate and therefore, in the second quarter of fiscal 2015, the Company began translating its BsF denominated net monetary assets at the SIMADI rate resulting in an immaterial loss included in "Costs and expenses" in the Condensed Consolidated Statements of Income. The SIMADI rate on June 27, 2015 was 199.9 BsF per U.S. dollar and the Company had net monetary assets of approximately 2.2 billion BsF.

Other
In fiscal year 2014, the Company recognized $83 million of gains primarily due to the sale of a property and $29 million for a portion of a settlement of an affiliate contract dispute.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

5.	Borrowings
During the nine months ended June 27, 2015, the Company’s borrowing activity was as follows:

	September 27, 2014	Borrowings	Reductions of borrowings	Other Activity	June 27, 2015
Commercial paper with original maturities less than three months (1)	$50	$1,781	$—	$2	$1,833
Commercial paper with original maturities greater than three months	—	2,394	(1,823)	1	572
U.S. medium-term notes	13,713	—	(1,800)	7	11,920
Foreign currency denominated debt	783	186	(203)	(39)	727
Other	294	1	(25)	(49)	221
Total	$14,840	$4,362	$(3,851)	$(78)	$15,273

(1) Borrowings and reductions of borrowings are reported net.
The Company has bank facilities with a syndicate of lenders to support commercial paper borrowings. The following is a summary of the bank facilities at June 27, 2015:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2016	$1,500	$—	$1,500
Facility expiring June 2017	2,250	—	2,250
Facility expiring March 2019	2,250	—	2,250
Total	$6,000	$—	$6,000
All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. As of June 27, 2015, $214 million of letters of credit were outstanding, of which none were issued under this facility. The facilities contain only one financial covenant, relating to interest coverage, which the Company met on June 27, 2015 by a significant margin, and specifically exclude certain entities, including the International Theme Parks, from any representations, covenants, or events of default.

Interest income/(expense)
Interest and investment income and interest expense are reported net in the Condensed Consolidated Statements of Income and consist of the following (net of capitalized interest):

	Quarter Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Interest expense	$(62)	$(74)	$(197)	$(222)
Interest and investment income	50	24	135	283
Interest income/(expense), net	$(12)	$(50)	$(62)	$61

Interest and investment income includes gains and losses on the sale of publicly and non-publicly traded investments, investment impairments and interest earned on cash and cash equivalents and certain receivables.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Realized net gains on publicly and non-publicly traded investments are as follows:

	Quarter Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Publicly traded	$31	$2	$79	$153
Non-publicly traded	1	9	8	53
Realized net gains	$32	$11	$87	$206

6.	International Theme Park Investments
At June 27, 2015, the Company had an 83% effective ownership interest in the operations of Disneyland Paris (see Disneyland Paris recapitalization discussion below), a 46% ownership interest in the operations of HKDL and a 43% ownership interest in the operations of Shanghai Disney Resort, all of which are VIEs consolidated in the Company’s financial statements. See Note 1 for the Company’s policy on consolidating VIEs.
The following tables present summarized balance sheet information for the Company as of June 27, 2015 and September 27, 2014, reflecting the impact of consolidating the International Theme Parks balance sheets.

	As of June 27, 2015
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$3,641	$834	$4,475
Other current assets	11,771	266	12,037
Total current assets	15,412	1,100	16,512
Investments/Advances	7,268	(4,574)	2,694
Parks, resorts and other property	17,070	7,366	24,436
Other assets	43,661	64	43,725
Total assets	$83,411	$3,956	$87,367

Current portion of borrowings	$3,119	$—	$3,119
Other current liabilities	11,212	495	11,707
Total current liabilities	14,331	495	14,826
Borrowings	11,903	251	12,154
Deferred income taxes and other long-term liabilities	9,688	192	9,880
Equity	47,489	3,018	50,507
Total liabilities and equity	$83,411	$3,956	$87,367

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

The following table presents summarized income statement information of the Company for the nine months ended June 27, 2015, reflecting the impact of consolidating the International Theme Parks income statements.

	Before International Theme Parks Consolidation(1)	International Theme Parks and Adjustments	Total
Revenues	$37,414	$1,539	$38,953
Cost and expenses	(27,187)	(1,690)	(28,877)
Other income/(expense), net	(31)	31	—
Interest expense, net	(13)	(49)	(62)
Equity in the income of investees	527	103	630
Income before income taxes	10,710	(66)	10,644
Income taxes	(3,533)	—	(3,533)
Net income	$7,177	$(66)	$7,111

(1)
These amounts include the International Theme Parks under the equity method of accounting. As such, royalty and management fee income from these operations is included in Revenues and our share of their net income/(loss) is included in Equity in the income of investees. Royalties and management fees totaling $39 million were recognized in the nine months ended June 27, 2015.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents summarized cash flow statement information of the Company for the nine months ended June 27, 2015, reflecting the impact of consolidating the International Theme Parks cash flow statements.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash provided by operations	$7,474	$107	$7,581
Investments in parks, resorts and other property	(1,417)	(1,644)	(3,061)
Cash (used in)/provided by other investing activities	(645)	651	6
Cash (used in)/provided by financing activities	(4,206)	965	(3,241)
Impact of exchange rates on cash and cash equivalents	(210)	(21)	(231)
Change in cash and cash equivalents	996	58	1,054
Cash and cash equivalents, beginning of period	2,645	776	3,421
Cash and cash equivalents, end of period	$3,641	$834	$4,475
Disneyland Paris
In January 2015, the shareholders of Disneyland Paris approved a €1.0 billion recapitalization consisting of the following:

•
A €0.4 billion February 2015 equity rights offering of which the Company funded €0.2 billion. The Company purchased shares that were unsubscribed by other Disneyland Paris shareholders, which increased the Company’s effective ownership by approximately four percentage points.

•
In February 2015, the Company converted €0.6 billion of its loans to Disneyland Paris into equity at a conversion price of €1.25 per share. The conversion increased the Company’s effective ownership by an additional 23 percentage points. In addition, the Company replaced its existing lines of credit with Disneyland Paris with a new €350 million line of credit bearing interest at EURIBOR plus 2% and maturing in 2023. The prior lines of credit were repaid, and there is no outstanding balance under the new line of credit at June 27, 2015. As of June 27, 2015, the total outstanding balance of loans provided by the Company to Disneyland Paris was €1.0 billion.

•
Following regulatory approval, the Company opened a mandatory tender offer to the other Disneyland Paris shareholders in April 2015 to purchase their shares at €1.25 per share, and the Company may be required to purchase up to €0.3 billion in shares. As of June 27, 2015, the Company has acquired €0.1 billion in shares, which increased the Company's effective ownership by an additional six percentage points. There was an appeal to the regulatory approval, and the tender offer will remain outstanding during the appeal process.

•
Following the completion of the mandatory tender offer and to offset the dilution caused by the loan conversion, the Company will offer the right to certain of the remaining Disneyland Paris shareholders to purchase shares from the Company at €1.25.

As of June 27, 2015, the Company has an 83% effective ownership interest in Disneyland Paris reflecting purchases in connection with the recapitalization discussed above. The Company’s final ownership interest following the recapitalization will depend on the number of Disneyland Paris shareholders that accept the Company’s tender offer and/or exercise their anti-dilution rights. The Company will have a minimum effective ownership interest of 54% after the recapitalization.
The Company has recognized approximately $400 million of deferred income tax assets on the difference between the Company’s tax basis in its investment in Disneyland Paris and the Company’s financial statement carrying value of Disneyland Paris. The Company will likely be required to write-off this deferred tax asset as a result of the recapitalization although it will depend on the final outcome of the tender offer and anti-dilution process including the determination of our final ownership interest.
The recapitalization is expected to be completed by the end of calendar 2015.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Hong Kong Disneyland Resort
At September 27, 2014, the Government of the Hong Kong Special Administrative Region (HKSAR) and the Company had a 52% and 48% equity interest in HKDL, respectively. In addition, HKSAR holds a right to receive additional shares over time to the extent HKDL exceeds certain return on asset performance targets. The amount of additional shares HKSAR can receive is capped on both an annual and cumulative basis. Because HKDL exceeded the performance target in fiscal 2014, HKSAR received additional shares, which increased their ownership interest to approximately 54%. Additional shares that may be issued in future years could decrease the Company’s equity interest by up to an additional 8 percentage points over a period no shorter than 17 years.
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
Shanghai Disney Resort
The Company and Shanghai Shendi (Group) Co., Ltd (Shendi) are constructing a Disney Resort (Shanghai Disney Resort) in the Pudong district of Shanghai that initially includes a theme park, two hotels and a retail, dining and entertainment area. Major construction work is anticipated to be complete by the end of calendar 2015 and the opening of the park is planned for spring 2016. Shanghai Disney Resort is owned through two joint venture companies, in which Shendi owns 57% and the Company owns 43%. An additional joint venture, in which the Company has a 70% interest and Shendi a 30% interest, is responsible for designing, constructing and operating Shanghai Disney Resort.

7.	Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Service costs	$82	$71	$248	$213	$4	$3	$11	$8
Interest costs	129	121	391	365	17	16	51	49
Expected return on plan assets	(178)	(161)	(534)	(484)	(10)	(9)	(29)	(27)
Amortization of prior- year service costs	4	4	12	11	—	—	(1)	(1)
Recognized net actuarial loss/(gain)	62	37	185	110	3	(2)	8	(6)
Net periodic benefit cost	$99	$72	$302	$215	$14	$8	$40	$23
During the nine months ended June 27, 2015, the Company made $371 million of contributions to its pension and postretirement medical plans. The Company does not anticipate making any material contributions to its pension and postretirement medical plans during the remainder of fiscal 2015. Final minimum pension plan funding requirements for fiscal 2015 will be determined based on our January 1, 2015 funding actuarial valuation, which will be available by the end of the fourth quarter of fiscal 2015.

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

	Quarter Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,696	1,732	1,699	1,748
Weighted average dilutive impact of Awards	15	16	15	19
Weighted average number of common and common equivalent shares outstanding (diluted)	1,711	1,748	1,714	1,767
Awards excluded from diluted earnings per share	—	6	5	7

9.	Equity
On June 24, 2015, the Company declared a $0.66 per share dividend ($1.1 billion) for the first six months of fiscal 2015 for shareholders of record on July 6, 2015, which was paid on July 29, 2015. On December 3, 2014, the Company declared a $1.15 per share dividend ($1.9 billion) related to fiscal 2014 for shareholders of record on December 15, 2014, which was paid on January 8, 2015. The Company paid a $0.86 per share dividend ($1.5 billion) during the second quarter of fiscal 2014 related to fiscal 2013.
During the nine months ended June 27, 2015, the Company repurchased 29 million shares of its common stock for $2.8 billion. On January 30, 2015, the Company’s Board of Directors increased the share repurchase authorization to a total of 400 million shares as of that date. As of June 27, 2015, the Company had remaining authorization in place to repurchase approximately 386 million additional shares. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts, net of 37% estimated tax:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
	Investments, net	Cash Flow Hedges
Balance at March 28, 2015	$30	$468	$(2,118)	$(223)	$(1,843)
Quarter Ended June 27, 2015:
Unrealized gains (losses) arising during the period	9	(16)	—	16	9
Reclassifications of net (gains) losses to net income	(20)	(93)	43	—	(70)
Balance at June 27, 2015	$19	$359	$(2,075)	$(207)	$(1,904)

Balance at March 29, 2014	$40	$50	$(1,207)	$(89)	$(1,206)
Quarter Ended June 28, 2014:
Unrealized gains (losses) arising during the period	29	(24)	—	19	24
Reclassifications of net (gains) losses to net income	(1)	(10)	24	—	13
Balance at June 28, 2014	$68	$16	$(1,183)	$(70)	$(1,169)

Balance at September 27, 2014	$100	$204	$(2,196)	$(76)	$(1,968)
Nine Months Ended June 27, 2015:
Unrealized gains (losses) arising during the period	(31)	343	(9)	(131)	172
Reclassifications of net (gains) losses to net income	(50)	(188)	130	—	(108)
Balance at June 27, 2015	$19	$359	$(2,075)	$(207)	$(1,904)

Balance at September 28, 2013	$95	$83	$(1,271)	$(94)	$(1,187)
Nine Months Ended June 28, 2014:
Unrealized gains (losses) arising during the period	69	(26)	15	24	82
Reclassifications of net (gains) losses to net income	(96)	(41)	73	—	(64)
Balance at June 28, 2014	$68	$16	$(1,183)	$(70)	$(1,169)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended		Nine Months Ended
		June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Investments, net	Interest income/(expense), net	$31	$2	$79	$153
Estimated tax	Income taxes	(11)	(1)	(29)	(57)
		20	1	50	96

Cash flow hedges	Primarily revenue	148	16	299	65
Estimated tax	Income taxes	(55)	(6)	(111)	(24)
		93	10	188	41

Pension and postretirement medical expense	Costs and expenses	(68)	(38)	(206)	(116)
Estimated tax	Income taxes	25	14	76	43
		(43)	(24)	(130)	(73)

Total reclassifications for the period		$70	$(13)	$108	$64
At June 27, 2015, the Company held available-for-sale investments in net unrecognized gain positions totaling $30 million and no investments in significant unrecognized loss positions. At September 27, 2014, the Company held available-for-sale investments in net unrecognized gain positions totaling $55 million and no investments in significant unrecognized loss positions.

10.	Equity-Based Compensation
Compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Stock options/rights (1)	$25	$25	$77	$76
RSUs	71	77	233	237
Total equity-based compensation expense (2)	$96	$102	$310	$313
Equity-based compensation expense capitalized during the period	$13	$10	$42	$39

(1)	Includes stock appreciation rights.

(2)
Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs. During the quarter and nine months ended June 27, 2015, amortization of previously capitalized equity-based compensation totaled $12 million and $30 million, respectively. During the quarter and nine months ended June 28, 2014, amortization of previously capitalized equity-based compensation totaled $10 million and $37 million, respectively.

Unrecognized compensation cost related to unvested stock options/rights and RSUs totaled approximately $169 million and $557 million, respectively, as of June 27, 2015.
The weighted average grant date fair values of options issued during the nine months ended June 27, 2015 and June 28, 2014 were $22.64 and $19.21, respectively.
During the nine months ended June 27, 2015, the Company made equity compensation grants consisting of 5.0 million stock options and 4.0 million RSUs.

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
Management does not believe that the Company has incurred a probable material loss by reason of any of the above actions.
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of June 27, 2015, the remaining debt service obligation guaranteed by the Company was $330 million, of which $64 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of television program rights and vacation ownership units. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $1.0 billion as of June 27, 2015. The activity in the current period related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was approximately $0.7 billion as of June 27, 2015. The activity in the current period related to the allowance for credit losses was not material.
Income Taxes
During the nine months ended June 27, 2015, the Company increased its gross unrecognized tax benefits by $145 million to $948 million including an $85 million increase to income tax expense.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters. These resolutions would reduce our unrecognized tax benefits by approximately $195 million, of which $83 million would reduce our income tax expense and effective tax rate if recognized.

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

	Fair Value Measurement at June 27, 2015
	Level 1	Level 2	Level 3	Total
Assets
Investments	$48	$—	$—	$48
Derivatives
Interest rate	—	95	—	95
Foreign exchange	—	1,072	—	1,072
Other	—	2	—	2
Liabilities
Derivatives
Interest rate	—	(44)	—	(44)
Foreign exchange	—	(247)	—	(247)
Other	—	(64)	—	(64)
Other	—	—	(198)	(198)
Total recorded at fair value	$48	$814	$(198)	$664
Fair value of borrowings	$—	$14,834	$764	$15,598

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
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of June 27, 2015
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$421	$304	$(70)	$(26)
Interest rate	—	95	(44)	—
Other	1	1	(12)	(2)
Derivatives not designated as hedges
Foreign exchange	158	189	(144)	(7)
Other	—	—	—	(50)
Gross fair value of derivatives	580	589	(270)	(85)
Counterparty netting	(224)	(49)	249	24
Cash collateral (received)/posted	(209)	(251)	—	—
Net derivative positions	$147	$289	$(21)	$(61)

	As of September 27, 2014
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$251	$160	$(54)	$(8)
Interest rate	—	117	(75)	—
Derivatives not designated as hedges
Foreign exchange	171	39	(59)	—
Gross fair value of derivatives	422	316	(188)	(8)
Counterparty netting	(144)	(18)	154	8
Cash collateral (received)/posted	(80)	(119)	—	—
Net derivative positions	$198	$179	$(34)	$—
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of June 27, 2015 and September 27, 2014, the total notional amount of the Company’s pay-floating interest rate swaps was $5.8 billion and $6.8 billion, respectively. The following table summarizes adjustments related to fair value hedges included in "Interest income/(expense), net" in the Condensed Consolidated Statements of Income.

	Quarter Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Gain (loss) on interest rate swaps	$(31)	$7	$13	$(9)
Gain (loss) on hedged borrowings	31	(7)	(13)	9
In addition, during the quarter and nine months ended June 27, 2015, the Company realized net benefits of $23 million and $72 million, respectively, in net interest expense related to the pay-floating interest rate swaps. During the quarter and nine months ended June 28, 2014, the Company realized net benefits of $23 million and $67 million, respectively, in net interest expense related to the pay-floating interest rate swaps.
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at June 27, 2015 or at September 27, 2014 and gains and losses related to pay-fixed swaps recognized in earnings for the nine months ended June 27, 2015 and June 28, 2014 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of June 27, 2015 and September 27, 2014, the notional amounts of the Company’s net foreign exchange cash flow hedges were $6.3 billion and $5.0 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the nine months ended June 27, 2015 and June 28, 2014 were not material. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months totaled $340 million.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at June 27, 2015 and September 27, 2014 were $3.2 billion and $4.3 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities for the nine months ended June 27, 2015 and June 28, 2014 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income.

	Costs and Expenses				Interest Income/(Expense), net
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net gains (losses) on foreign currency denominated assets and liabilities	$52	$(1)	$(496)	$3	$(4)	$(10)	$27	$8
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(41)	(13)	474	(57)	4	10	(25)	(11)
Net gains (losses)	$11	$(14)	$(22)	$(54)	$—	$—	$2	$(3)
In addition to the amounts in the above table, the Company recorded a $143 million foreign currency translation loss on net monetary assets denominated in Venezuelan BsF in the second quarter of fiscal 2014, which was reported in "Other expense, net" (see Note 4 to the Condensed Consolidated Financial Statements).
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at June 27, 2015 and September 27, 2014 and related gains or losses recognized in earnings for the nine months ended June 27, 2015 and June 28, 2014 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain commodity swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The fair value of these contracts at June 27, 2015 and September 27, 2014 were not material. The related gains or losses recognized in earnings were not material for the nine months ended June 27, 2015 and June 28, 2014.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $32 million and $34 million on June 27, 2015 and September 27, 2014, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

14. Restructuring and Impairment Charges
There were no net restructuring and impairment charges in the current quarter and nine-month period nor in the prior-year quarter. The Company recorded $67 million of restructuring and impairment charges in the prior-year nine-month period, driven by severance costs related to organizational and cost structure initiatives across various of our businesses.

15. New Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued guidance that replaces the existing accounting standards for revenue recognition. The guidance requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. In May 2015, the FASB issued an exposure draft to amend the guidance for determining revenue recognition associated with the licensing of intellectual property. In July 2015, the FASB approved an effective date that requires implementation beginning the first quarter of the Company’s 2019 fiscal year (with early adoption permitted beginning fiscal year 2018). The guidance may be adopted either by restating all years presented in the Company’s financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. The Company is assessing the potential impact this guidance will have on its financial statements.
Consolidations
In February 2015, the FASB issued guidance that amends the existing accounting standards for consolidation under the variable interest entity and voting interest entity models. The new guidance changes the analysis for determining whether a fee paid to a decision maker or service provider is a variable interest. The standard is effective beginning the first quarter of the Company’s 2017 fiscal year (with early adoption permitted). The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

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
Business Segment Results
Corporate and Unallocated Shared Expenses
Significant Developments
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
Our summary consolidated results are presented below:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions, except per share data)	June 27, 2015	June 28, 2014	Better/ (Worse)	June 27, 2015	June 28, 2014	Better/ (Worse)
Revenues:
Services	$11,308	$10,531	7%	$32,587	$29,989	9%
Products	1,793	1,935	(7)%	6,366	6,435	(1)%
Total revenues	13,101	12,466	5%	38,953	36,424	7%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(5,547)	(5,217)	(6)%	(17,224)	(15,617)	(10)%
Cost of products (exclusive of depreciation and amortization)	(1,116)	(1,147)	3%	(3,785)	(3,784)	—%
Selling, general, administrative and other	(2,101)	(2,047)	(3)%	(6,117)	(6,181)	1%
Depreciation and amortization	(575)	(557)	(3)%	(1,751)	(1,698)	(3)%
Total costs and expenses	(9,339)	(8,968)	(4)%	(28,877)	(27,280)	(6)%
Restructuring and impairment charges	—	—	nm	—	(67)	100%
Other expense, net	—	—	nm	—	(31)	100%
Interest income/(expense), net	(12)	(50)	76%	(62)	61	nm
Equity in the income of investees	212	222	(5)%	630	678	(7)%
Income before income taxes	3,962	3,670	8%	10,644	9,785	9%
Income taxes	(1,323)	(1,251)	(6)%	(3,533)	(3,406)	(4)%
Net income	2,639	2,419	9%	7,111	6,379	11%
Less: Net income attributable to noncontrolling interests	(156)	(174)	10%	(338)	(377)	10%
Net income attributable to Disney	$2,483	$2,245	11%	$6,773	$6,002	13%
Diluted earnings per share attributable to Disney	$1.45	$1.28	13%	$3.95	$3.40	16%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Quarter Results
Diluted earnings per share attributable to Disney (EPS) increased 13% from $1.28 to $1.45 due to improved operating performance, a decrease in weighted average shares outstanding as a result of our share repurchase program and a lower effective income tax rate.
Revenues
Service revenues for the quarter increased 7%, or $0.8 billion, to $11.3 billion due to growth in theatrical distribution revenue, increased sales of our television and film properties in TV and subscription video on demand (SVOD) distribution markets, higher fees from Multi-channel Video Distributors (MVPDs) (Affiliate Fees), volume and average guest spending growth at our domestic parks and resorts and an increase in merchandise licensing revenue. These increases were partially offset by a decrease driven by the impact of foreign currency translation due to the strengthening of the U.S. dollar against major currencies.
Product revenues for the quarter decreased 7%, or $0.1 billion, to $1.8 billion due to lower home entertainment and console game volumes and the impact of foreign currency translation due to the strengthening of the U.S. dollar against major currencies, partially offset by higher food, beverage and merchandise volumes and average guest spending at our domestic parks and resorts.
Costs and expenses
Cost of services for the quarter increased 6%, or $0.3 billion, to $5.5 billion due to higher television and film programming and production cost amortization and inflation and new guest offerings at our domestic parks and resorts, partially offset by a decrease driven by the impact of foreign currency translation due to the strengthening of the U.S. dollar against major currencies.
Cost of products for the quarter decreased 3%, or $31 million, to $1.1 billion driven by lower home entertainment and console game volumes and the impact of foreign currency translation due to the strengthening of the U.S. dollar against major currencies, partially offset by higher food, beverage and merchandise volumes and inflation at our domestic parks and resorts.
Selling, general, administrative and other costs increased 3%, or $54 million, to $2.1 billion due to higher theatrical marketing costs, partially offset by a decrease driven by the impact of foreign currency translation due to the strengthening of the U.S. dollar against major currencies.
Depreciation and amortization costs increased 3%, or $18 million, to $0.6 billion primarily due to new theme park attractions and, to a lesser extent, new broadcast facilities and equipment, partially offset by a decrease driven by the impact of foreign currency translation due to the strengthening of the U.S. dollar against the euro.
Interest income/(expense), net
Interest income/(expense), net is as follows:

	Quarter Ended
(in millions)	June 27, 2015	June 28, 2014	% Change Better/(Worse)
Interest expense	$(62)	$(74)	16%
Interest and investment income	50	24	>100%
Interest income/(expense), net	$(12)	$(50)	76%
The decrease in interest expense for the quarter was due to lower average debt balances. The increase in interest and investment income for the quarter was due to gains on sales of investments.
Equity in the income of investees
Equity in the income of investees decreased 5%, or $10 million, to $212 million for the quarter primarily due to a decrease at Hulu LLC ("Hulu") driven by higher programming and marketing costs, partially offset by increases in subscription and advertising revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Effective Income Tax Rate

	Quarter Ended
	June 27, 2015	June 28, 2014	Change Better/(Worse)
Effective income tax rate	33.4%	34.1%	0.7	ppt
The decrease in the effective income tax rate for the quarter was due to a benefit from an increase in earnings from foreign operations indefinitely reinvested outside the United States, which are subject to tax rates lower than the federal statutory income tax rate.
Noncontrolling Interests

	Quarter Ended
(in millions)	June 27, 2015	June 28, 2014	% Change Better/(Worse)
Net income attributable to noncontrolling interests	$156	$174	10%
The decrease in net income attributable to noncontrolling interests for the quarter was due to lower operating results at Hong Kong Disneyland Resort.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes.

Nine-Month Results
EPS increased 16% from $3.40 to $3.95 due to improved operating performance, a decrease in weighted average shares outstanding as a result of our share repurchase program and a lower effective income tax rate, partially offset by a decrease in investment gains.
Revenues
Service revenues for the nine-month period increased 9%, or $2.6 billion, to $32.6 billion due to higher Affiliate Fees, increased sales of our television and film properties in TV/SVOD distribution markets, average guest spending and volume growth at our domestic parks and resorts as well as an increase in merchandise licensing. These increases were partially offset by a decrease driven by the impact of foreign currency translation due to the strengthening of the U.S. dollar against major currencies.
Product revenues for the nine-month period decreased 1%, or $69 million, to $6.4 billion due to lower domestic home entertainment and console game volumes and the impact of foreign currency translation driven by the strengthening of the U.S. dollar against major currencies, partially offset by higher food, beverage and merchandise volumes and average guest spending at our domestic parks and resorts as well as comparable store and online sales growth at our retail operations.
Costs and expenses
Cost of services for the nine-month period increased 10%, or $1.6 billion, to $17.2 billion primarily due to higher sports programming and production costs, inflation and new guest offerings at our domestic parks and resorts and higher television and film production cost amortization. These increases were partially offset by a decrease driven by the impact of foreign currency translation due to the strengthening of the U.S. dollar against major currencies.
Cost of products for the nine-month period was comparable to the prior year as higher parks and resorts and retail volumes and inflation at our domestic parks and resorts were offset by lower home entertainment and console game unit sales and the impact of foreign currency translation due to the strengthening of the U.S. dollar against major currencies.
Selling, general, administrative and other costs decreased 1%, or $64 million, to $6.1 billion due to the impact of foreign currency translation due to the strengthening of the U.S. dollar against major currencies and lower theatrical and home entertainment marketing costs, partially offset by higher labor related costs.
Depreciation and amortization costs increased 3%, or $53 million, to $1.8 billion due to new theme park attractions and, to a lesser extent, new broadcast facilities and equipment, partially offset by a decrease driven by impact of foreign currency translation due to the strengthening of the U.S. dollar against the euro.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Restructuring and impairment charges
The Company recorded $67 million of restructuring and impairment charges in the prior-year nine-month period primarily for severance costs.
Other expense, net
Other expense, net is as follows (see Note 4 to the Condensed Consolidated Financial Statements):

	Nine Months Ended
(in millions)	June 27, 2015	June 28, 2014
Venezuelan foreign currency translation loss	$—	$(143)
Gain on sale of property and other	—	112
Other expense, net	$—	$(31)
Interest income/(expense), net
Interest income/(expense), net is as follows:

	Nine Months Ended
(in millions)	June 27, 2015	June 28, 2014	% Change Better/(Worse)
Interest expense	$(197)	$(222)	11%
Interest and investment income	135	283	(52)%
Interest income/(expense), net	$(62)	$61	nm
The decrease in interest expense for the nine-month period was driven by lower average debt balances. The decrease in interest and investment income for the nine-month period was due to lower gains on sales of investments and income on late payments recognized in the prior-year nine-month period in connection with the settlement of an affiliate contract dispute.
Equity in the income of investees
Equity in the income of investees decreased 7%, or $48 million, to $630 million primarily due to a decrease at Hulu driven by higher programming and marketing costs, partially offset by increases in subscription and advertising revenue.
Effective Income Tax Rate

	Nine Months Ended
	June 27, 2015	June 28, 2014	Change Better/(Worse)
Effective income tax rate	33.2%	34.8%	1.6	ppt
The decrease in the effective income tax rate for the nine-month period is driven by a benefit from an increase in earnings from foreign operations indefinitely reinvested outside the United States, which are subject to tax rates lower than the federal statutory income tax rate.
Noncontrolling Interests

	Nine Months Ended
(in millions)	June 27, 2015	June 28, 2014	% Change Better/(Worse)
Net income attributable to noncontrolling interests	$338	$377	10%
The decrease in net income attributable to noncontrolling interests for the nine-month period was due to lower operating results at Hong Kong Disneyland Resort and ESPN.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the nine months ended June 27, 2015 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
Media Networks revenues are subject to seasonal advertising patterns and changes in viewership levels. In general, advertising revenues are somewhat higher during the fall and somewhat lower during the summer months. Affiliate revenues are typically collected ratably throughout the year. In the past, certain affiliate revenues at ESPN were deferred until annual programming commitments were met, which were typically satisfied during the second half of the Company’s fiscal year. In general our MVPD contracts no longer have annual programming commitments that require the deferral of revenues.
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
BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 27, 2015	June 28, 2014	Better/ (Worse)	June 27, 2015	June 28, 2014	Better/ (Worse)
Revenues:
Media Networks	$5,768	$5,511	5%	$17,438	$15,935	9%
Parks and Resorts	4,131	3,980	4%	11,801	11,139	6%
Studio Entertainment	2,040	1,807	13%	5,583	5,500	2%
Consumer Products	954	902	6%	3,304	2,913	13%
Interactive	208	266	(22)%	827	937	(12)%
	$13,101	$12,466	5%	$38,953	$36,424	7%
Segment operating income:
Media Networks	$2,378	$2,296	4%	$5,974	$5,884	2%
Parks and Resorts	922	848	9%	2,293	1,976	16%
Studio Entertainment	472	411	15%	1,443	1,295	11%
Consumer Products	348	273	27%	1,336	977	37%
Interactive	—	29	(100)%	101	98	3%
	$4,120	$3,857	7%	$11,147	$10,230	9%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 27, 2015	June 28, 2014	Better/ (Worse)	June 27, 2015	June 28, 2014	Better/ (Worse)
Segment operating income	$4,120	$3,857	7%	$11,147	$10,230	9%
Corporate and unallocated shared expenses	(146)	(137)	(7)%	(441)	(408)	(8)%
Restructuring and impairment charges	—	—	nm	—	(67)	—%
Other expense, net	—	—	nm	—	(31)	—%
Interest income/(expense), net	(12)	(50)	76%	(62)	61	nm
Income before income taxes	$3,962	$3,670	8%	$10,644	$9,785	9%
Depreciation expense is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 27, 2015	June 28, 2014	Better/ (Worse)	June 27, 2015	June 28, 2014	Better/ (Worse)
Media Networks
Cable Networks	$39	$33	(18)%	$114	$101	(13)%
Broadcasting	24	23	(4)%	71	70	(1)%
Total Media Networks	63	56	(13)%	185	171	(8)%
Parks and Resorts
Domestic	279	271	(3)%	865	832	(4)%
International	84	86	2%	258	259	—%
Total Parks and Resorts	363	357	(2)%	1,123	1,091	(3)%
Studio Entertainment	13	12	(8)%	41	37	(11)%
Consumer Products	15	14	(7)%	42	47	11%
Interactive	3	3	—%	9	7	(29)%
Corporate	63	61	(3)%	185	177	(5)%
Total depreciation expense	$520	$503	(3)%	$1,585	$1,530	(4)%
Amortization of intangible assets is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 27, 2015	June 28, 2014	Better/ (Worse)	June 27, 2015	June 28, 2014	Better/ (Worse)
Media Networks	$5	$3	(67)%	$15	$8	(88)%
Parks and Resorts	1	1	—%	3	2	(50)%
Studio Entertainment	21	19	(11)%	62	67	7%
Consumer Products	25	28	11%	77	82	6%
Interactive	3	3	—%	9	9	—%
Total amortization of intangible assets	$55	$54	(2)%	$166	$168	1%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	June 27, 2015	June 28, 2014	Better/ (Worse)
Revenues
Affiliate Fees	$2,967	$2,845	4%
Advertising	2,107	2,142	(2)%
TV/SVOD distribution and other	694	524	32%
Total revenues	5,768	5,511	5%
Operating expenses	(2,868)	(2,733)	(5)%
Selling, general, administrative and other	(666)	(645)	(3)%
Depreciation and amortization	(68)	(59)	(15)%
Equity in the income of investees	212	222	(5)%
Operating Income	$2,378	$2,296	4%
Revenues
The 4% increase in Affiliate Fees was due to growth of 7% from higher contractual rates and 3% from an increase in subscribers, partially offset by a decrease of 6% as a result of prior-year recognition of previously deferred revenue at ESPN related to annual programming commitments. As a result of changes in contractual provisions, there was no previously deferred revenue recognized in the current quarter. The increase in subscribers was due to the launch of the SEC Network in the fourth quarter of the prior year, partially offset by a decline in subscribers at certain of our other cable networks.
The 2% decrease in advertising revenues was due to declines of $22 million at Cable Networks, from $1,087 million to $1,065 million, and $13 million at Broadcasting, from $1,055 million to $1,042 million. At Cable Networks, an 8% decrease from ratings and a 3% decrease from rates were largely offset by an 11% increase from units sold driven by NBA playoff games. Broadcasting advertising revenues reflected a 3% decrease from lower network ratings driven by news and daytime programming, partially offset by a 1% increase from rates.
TV/SVOD distribution and other revenue increased $170 million from $524 million to $694 million due to higher SVOD program sales in the current quarter.
Costs and Expenses
Operating expenses include programming and production costs, which increased $90 million from $2,340 million to $2,430 million. At Cable Networks, programming and production costs increased $25 million due to higher TV/SVOD distribution sales. Sports programming and production costs were essentially flat as costs for the SEC Network and higher rights costs for NBA programming were offset by the absence of costs for NASCAR and World Cup soccer. At Broadcasting, programming and production costs increased $65 million due to an increase in the average cost of primetime programming, higher TV/SVOD sales and higher pilot costs in the current quarter.
Selling, general, administrative and other costs increased $21 million from $645 million to $666 million due to higher labor related costs.
The increase in depreciation and amortization was driven by new broadcast facilities and equipment.
Equity in the Income of Investees
Income from equity investees decreased $10 million from $222 million to $212 million due to a decrease at Hulu driven by higher programming and marketing costs, partially offset by increases in subscription and advertising revenues.
 Segment Operating Income
Segment operating income increased 4%, or $82 million, to $2,378 million driven by increases at the domestic Disney Channels, ESPN and ABC Family, partially offset by a decrease at the ABC Television Network.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	June 27, 2015	June 28, 2014	Better/ (Worse)
Revenues
Cable Networks	$4,140	$3,942	5%
Broadcasting	1,628	1,569	4%
	$5,768	$5,511	5%
Segment operating income
Cable Networks	$2,078	$1,942	7%
Broadcasting	300	354	(15)%
	$2,378	$2,296	4%

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change
(in millions)	June 27, 2015	June 28, 2014	Better/ (Worse)
Revenues
Domestic	$3,529	$3,290	7%
International	602	690	(13)%
Total revenues	4,131	3,980	4%
Operating expenses	(2,376)	(2,274)	(4)%
Selling, general, administrative and other	(469)	(500)	6%
Depreciation and amortization	(364)	(358)	(2)%
Operating Income	$922	$848	9%
Revenues
Parks and Resorts revenues increased 4%, or $151 million, to $4.1 billion due to an increase of $239 million at our domestic operations, partially offset by a decrease of $88 million at our international operations.
Revenue growth of 7% at our domestic operations reflected a 3% increase from higher average guest spending and a 3% increase from volume growth. Average guest spending growth was primarily due to increased food, beverage and merchandise spending, higher average ticket prices for sailings at our cruise line and for admissions at Disneyland Resort and higher average hotel room rates. Higher volumes were due to attendance growth at our theme parks and higher occupied room nights at Walt Disney World Resort and our Aulani resort in Hawaii.
Revenues at our international operations reflected a 14% decrease from foreign currency translation due to the strengthening of the U.S. dollar against the euro and Japanese yen and a 2% decrease from lower volumes, partially offset by an increase of 3% from higher average guest spending. Lower volumes were due to a decrease in attendance and occupied room nights at Hong Kong Disneyland Resort, partially offset by higher attendance and occupied room nights at Disneyland Paris. Guest spending growth was due to increased food, beverage and merchandise spending and higher average ticket prices at Disneyland Paris.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Parks
Increase/(decrease)
Attendance	4%	3%	(1)%	(4)%	3%	1%
Per Capita Guest Spending	2%	8%	4%	9%	3%	9%
Hotels (1)
Occupancy	87%	82%	81%	83%	86%	82%
Available Room Nights (in thousands)	2,622	2,620	615	615	3,237	3,235
Per Room Guest Spending	$310	$298	$351	$343	$318	$306

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2014 third quarter average foreign exchange rate. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.10 and $1.37 for the quarters ended June 27, 2015 and June 28, 2014, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased $66 million from $1,074 million to $1,140 million, cost of sales, which increased $21 million from $356 million to $377 million, and infrastructure costs, which decreased $2 million from $449 million to $447 million. The increase in operating labor was driven by inflation, higher pension and postretirement medical costs and new guest offerings. The increase in cost of sales was primarily due to higher volumes. Other operating expenses, which include costs for such items as supplies, commissions and entertainment offerings, increased driven by new guest offerings and inflation as well as higher pre-opening costs at Shanghai Disney Resort. Operating expense growth was partially offset by a 3% decrease from foreign currency translation due to the strengthening of the U.S. dollar against the euro, which had similar impacts on operating labor, cost of sales and infrastructure costs.
Selling, general, administrative and other costs decreased $31 million from $500 million to $469 million resulting from the impact of foreign currency translation due to the strengthening of the U.S. dollar against the euro and lower marketing costs. The decrease in marketing costs was driven by costs in the prior-year quarter in connection with the launch of MyMagic+ and new attractions at Magic Kingdom, partially offset by spending for the 60th Anniversary celebration at the Disneyland Resort in the current quarter.
The increase in depreciation and amortization was due to new attractions, partially offset by the impact of foreign currency translation due to the strengthening of the U.S. dollar against the euro.
Segment Operating Income
Segment operating income increased 9%, or $74 million, to $922 million due to growth at our domestic operations, partially offset by a decrease at our international operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	June 27, 2015	June 28, 2014	Better/ (Worse)
Revenues
Theatrical distribution	$1,034	$753	37%
Home entertainment	282	398	(29)%
TV/SVOD distribution and other	724	656	10%
Total revenues	2,040	1,807	13%
Operating expenses	(926)	(824)	(12)%
Selling, general, administrative and other	(608)	(541)	(12)%
Depreciation and amortization	(34)	(31)	(10)%
Operating Income	$472	$411	15%
Revenues
The 37% increase in theatrical distribution revenue was due to the performance of titles in the current quarter compared to the prior-year quarter, partially offset by the impact of foreign currency translation due to strengthening of the U.S. dollar against major currencies. Current quarter performance was driven by Marvel's Avengers: Age of Ultron compared to Marvel's Captain America: The Winter Solider in the prior-year quarter as well as the release of a Pixar title, Inside Out, compared to no Pixar title in the prior-year quarter. These increases were partially offset by the continued international performance of Frozen in the prior-year quarter and the performance of significant Disney live-action titles in release in the current quarter compared to the prior-year quarter. Significant Disney live-action titles in release in the current quarter included the continued performance of Cinderella, which was released near the end of the second quarter, and Tomorrowland compared to Maleficent in the prior-year quarter.
The 29% decrease in home entertainment revenue was primarily due to a 21% decrease from lower unit sales driven by the performance of Big Hero 6 in the current quarter compared to Frozen in the prior-year quarter. In addition, the current quarter included revenues from the digital release of Star Wars titles.
The 10% increase in TV/SVOD distribution and other revenue was due to increases of 10% from TV/SVOD distribution and 7% from higher revenue share with the Consumer Products segment, partially offset by a decrease of 7% from Lucasfilm's special effects business. The increase in TV/SVOD distribution was primarily due to higher sales internationally, which included Star Wars titles. The higher revenue share with the Consumer Products segment was due to the success of merchandise based on Frozen and The Avengers.
Costs and Expenses
Operating expenses include an increase of $116 million in film cost amortization, from $470 million to $586 million, driven by higher revenues and increased film cost impairments. Operating expenses also include cost of goods sold and distribution costs, which decreased $14 million, from $354 million to $340 million, due to lower revenues from Lucasfilm's special effects business and lower home entertainment units sold, partially offset by higher theatrical distribution costs due to Marvel's Avengers: Age of Ultron and Inside Out in the current quarter compared to Marvel’s Captain America: The Winter Soldier and no Pixar title in the prior-year quarter. Marvel's Avengers: Age of Ultron was released on more screens internationally compared to Marvel’s Captain America: The Winter Soldier.
Selling, general, administrative and other costs increased $67 million from $541 million to $608 million due to higher theatrical marketing expense, partially offset by a decrease driven by the impact of foreign currency translation. The increase in theatrical marketing expense was driven by the timing of spending on Marvel's Avengers: Age of Ultron, which was released in May 2015 compared to Marvel’s Captain America: The Winter Soldier, which was released in April 2014. In addition, the current quarter included marketing costs for Inside Out compared to no Pixar title in the prior-year quarter.
Segment Operating Income
Segment operating income increased $61 million to $472 million due to growth from theatrical and international TV/SVOD distribution and a higher revenue share with the Consumer Products segment, partially offset by a decrease in home entertainment distribution and higher film cost impairments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Consumer Products
Operating results for the Consumer Products segment are as follows:

	Quarter Ended		% Change
(in millions)	June 27, 2015	June 28, 2014	Better/ (Worse)
Revenues
Licensing and publishing	$635	$586	8%
Retail and other	319	316	1%
Total revenues	954	902	6%
Operating expenses	(371)	(398)	7%
Selling, general, administrative and other	(195)	(189)	(3)%
Depreciation and amortization	(40)	(42)	5%
Operating Income	$348	$273	27%
Revenues
The 8% increase in licensing and publishing revenue was due to a 6% increase from merchandise licensing driven by the performance of merchandise based on Frozen, The Avengers and Star Wars, partially offset by lower revenues from Spider-Man merchandise.
Revenues at our retail business were essentially flat as volume growth was offset by an unfavorable impact from foreign currency translation and lower net effective pricing.
Costs and Expenses
Operating expenses include an $8 million increase in cost of goods sold, from $137 million to $145 million, and a $35 million decrease in distribution, labor and occupancy costs from $233 million to $198 million. The increase in cost of goods sold was due to volume growth at our retail business. The decrease in distribution, labor, and occupancy costs reflected lower third-party royalty expense at our merchandise licensing business.
Segment Operating Income
Segment operating income increased 27% to $348 million due to an increase at our merchandise licensing business.

Interactive
Operating results for the Interactive segment are as follows:

	Quarter Ended		% Change
(in millions)	June 27, 2015	June 28, 2014	Better/ (Worse)
Revenues
Games	$156	$204	(24)%
Other content	52	62	(16)%
Total revenues	208	266	(22)%
Operating expenses	(122)	(135)	10%
Selling, general, administrative and other	(80)	(96)	17%
Depreciation and amortization	(6)	(6)	—%
Operating Income	$—	$29	(100)%
Revenues
Games revenue decreased $48 million from $204 million to $156 million due to a decrease of 25% from console games, partially offset by an increase of 4% from mobile games. The decrease in sales of console games was primarily due to lower Disney Infinity unit sales and average net effective pricing and, to a lesser extent, a decline in sales of catalog titles. Net

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns. The increase in mobile games revenue was due to the continued success of Tsum Tsum in Japan.
Lower other content revenue was primarily due to a decrease at our mobile phone business in Japan.
Costs and Expenses
Operating expenses include an $11 million decrease in cost of sales from $72 million to $61 million primarily due to lower Disney Infinity unit sales. Operating expenses also include product development, which was essentially flat at $61 million in the current quarter compared to $63 million in the prior-year quarter.
Selling, general, administrative and other costs decreased $16 million from $96 million to $80 million driven by a decrease in marketing and selling costs at our mobile phone business in Japan and lower marketing costs for mobile games due to fewer titles in release.
Segment Operating Income
Segment operating income decreased $29 million to break-even due to lower results at our console games business, partially offset by an increase at our mobile games business.

BUSINESS SEGMENT RESULTS - Nine Month Results

Media Networks
Operating results for the Media Networks segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 27, 2015	June 28, 2014	Better/ (Worse)
Revenues
Affiliate Fees	$8,853	$7,900	12%
Advertising	6,425	6,279	2%
TV/SVOD distribution and other	2,160	1,756	23%
Total revenues	17,438	15,935	9%
Operating expenses	(9,898)	(8,693)	(14)%
Selling, general, administrative and other	(1,996)	(1,857)	(7)%
Depreciation and amortization	(200)	(179)	(12)%
Equity in the income of investees	630	678	(7)%
Operating Income	$5,974	$5,884	2%
Revenues
The 12% increase in Affiliate Fees reflected an increase of 8% from higher contractual rates due to growth at ESPN, the ABC television network, the Disney Channels and ABC Family, 4% from an increase in subscribers and 2% from new contractual provisions. These increases were partially offset by a decrease of 2% due to an unfavorable impact from foreign currency translation as a result of the strengthening of the U.S. dollar against major currencies. The increase in subscribers was due to the launch of the SEC Network in the fourth quarter of the prior year, partially offset by a decline in subscribers at certain of our cable networks. The increase from new contractual provisions was driven by the ABC television network and owned television stations.
The 2% increase in advertising revenues was due to an increase of $133 million at Cable Networks, from $3,176 million to $3,309 million and an increase of $13 million at Broadcasting, from $3,103 million to $3,116 million. The increase at Cable Networks was due to a 6% increase from units sold and a 2% increase from rates, partially offset by a 5% decrease from ratings. At Broadcasting, a 2% increase from network rates and a 1% increase from owned television stations were essentially offset by a 2% decrease from network ratings and a 1% decrease from network units sold.
TV/SVOD distribution and other revenue increased $404 million from $1,756 million to $2,160 million primarily due to higher SVOD program sales in the current year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Costs and Expenses
Operating expenses include programming and production costs, which increased $1,019 million from $7,537 million to $8,556 million. At Cable Networks, programming and production costs increased $798 million due to higher rights costs for NFL programming (including a wild card playoff game) and college football, the addition of the SEC Network and higher program sales. At Broadcasting, programming and production costs increased $221 million due to higher program sales and an increase in the average cost of primetime programming.
Selling, general, administrative and other costs increased $139 million from $1,857 million to $1,996 million driven by higher labor related costs and increased marketing costs.
The increase in depreciation and amortization was driven by new broadcast facilities and equipment.
Equity in the Income of Investees
Income from equity investees decreased $48 million from $678 million to $630 million primarily due to a decrease at Hulu driven by higher programming and marketing costs, partially offset by increases in subscription and advertising revenue.
 Segment Operating Income
Segment operating income increased 2%, or $90 million, to $5,974 million driven by an increase at the Disney Channels, higher TV/SVOD sales of Broadcast properties and growth at the owned television stations and ABC Family, partially offset by a decrease at ESPN.
The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Nine Months Ended		% Change
(in millions)	June 27, 2015	June 28, 2014	Better/ (Worse)
Revenues
Cable Networks	$12,336	$11,334	9%
Broadcasting	5,102	4,601	11%
	$17,438	$15,935	9%
Segment operating income
Cable Networks	$5,132	$5,193	(1)%
Broadcasting	842	691	22%
	$5,974	$5,884	2%
Restructuring and impairment charges and Other expense, net
The Company recorded restructuring and impairment charges of $15 million related to Media Networks in the prior-year nine-month period for an investment impairment and contract termination costs. These charges were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income. The Company recorded a $100 million loss related to Cable Networks in the prior-year nine-month period resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in “Other expense, net” in the Condensed Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 27, 2015	June 28, 2014	Better/ (Worse)
Revenues
Domestic	$9,998	$9,202	9%
International	1,803	1,937	(7)%
Total revenues	11,801	11,139	6%
Operating expenses	(7,022)	(6,674)	(5)%
Selling, general, administrative and other	(1,360)	(1,396)	3%
Depreciation and amortization	(1,126)	(1,093)	(3)%
Operating Income	$2,293	$1,976	16%
Revenues
Parks and Resorts revenues increased 6%, or $662 million, to $11.8 billion due to an increase of $796 million at our domestic operations, partially offset by a decrease of $134 million at our international operations.
Revenue growth of 9% at our domestic operations reflected increases of 4% from higher average guest spending and 4% from higher volumes. Higher average guest spending was primarily due to higher average ticket prices for admissions at our theme parks and for sailings at our cruise line, increased food, beverage and merchandise spending and higher average hotel room rates. Higher volumes were primarily due to attendance growth at our theme parks and higher occupied room nights at Walt Disney World Resort and Aulani.
Revenues at our international operations reflected an 11% decrease from foreign currency translation due to the strengthening of the U.S. dollar against the euro and Japanese yen, partially offset by a 4% increase from higher average guest spending. Guest spending growth was due to higher food, beverage and merchandise spending, higher average ticket prices and increased hotel room rates. Volumes were essentially flat as increases in attendance and occupied room nights at Disneyland Paris were offset by decreases in attendance and occupied room nights at Hong Kong Disneyland Resort.
The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Parks
Increase/(decrease)
Attendance	4%	2%	—%	(2)%	3%	1%
Per Capita Guest Spending	4%	7%	6%	6%	5%	7%
Hotels (1)
Occupancy	88%	83%	79%	78%	86%	82%
Available Room Nights (in thousands)	7,809	7,862	1,845	1,845	9,654	9,707
Per Room Guest Spending	$297	$283	$320	$315	$301	$289

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2014 nine-month average foreign exchange rate. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.16 and $1.37 for the nine months ended June 27, 2015 and June 28, 2014, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased $229 million from $3,138 million to $3,367 million, cost of sales, which increased $59 million from $1,036 million to $1,095 million and infrastructure costs, which decreased $37 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

from $1,347 million to $1,310 million. The increase in operating labor was primarily due to inflation, higher employee benefit costs, new guest offerings and higher volumes. The increase in employee benefit costs included higher pension and postretirement medical costs. The increase in cost of sales was due to higher volumes and inflation. The decrease in infrastructure costs was primarily due to costs incurred in the prior-year nine-month period in connection with the launch of MyMagic+ and for the dry-docks of the Disney Magic and Disney Wonder, partially offset by higher information technology expense. Other operating expenses, which include costs for such items as supplies, commissions and entertainment offerings, increased driven by inflation, higher pre-opening costs at Shanghai Disney Resort, higher volumes and new guest offerings. Operating expense growth was partially offset by a 2% decrease from foreign currency translation due to the strengthening of the U.S. dollar against the euro, which had similar impacts on operating labor, cost of sales and infrastructure costs.
Selling, general, administrative and other costs decreased $36 million from $1,396 million to $1,360 million driven by the impact of foreign currency translation due to the strengthening of the U.S. dollar against the euro and lower marketing costs due to costs in the prior-year nine-month period in connection with the launch of MyMagic+.
The increase in depreciation and amortization was driven by new attractions, partially offset by the impact of foreign currency translation due to the strengthening of the U.S. dollar against the euro.
Segment Operating Income
Segment operating income increased 16%, or $317 million, to $2,293 million due to growth at our domestic operations, partially offset by a decrease at our international operations.

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 27, 2015	June 28, 2014	Better/ (Worse)
Revenues
Theatrical distribution	$1,804	$1,846	(2)%
Home entertainment	1,417	1,638	(13)%
TV/SVOD distribution and other	2,362	2,016	17%
Total revenues	5,583	5,500	2%
Operating expenses	(2,350)	(2,277)	(3)%
Selling, general, administrative and other	(1,687)	(1,824)	8%
Depreciation and amortization	(103)	(104)	1%
Operating Income	$1,443	$1,295	11%
Revenues
The 2% decrease in theatrical distribution revenue was due to unfavorable foreign currency translation impacts driven by the strengthening of the U.S. dollar against major currencies, partially offset by the performance of titles in the current period compared to the prior-year period. The current period included the benefit of five Disney live-action releases compared to four Disney live-action releases in the prior-year period and the release of a Pixar title, Inside Out, compared to no Pixar title in the prior-year period. Additionally, the current period reflected stronger performance of Marvel’s Avengers: Age of Ultron compared to Marvel's Captain America: The Winter Soldier and Marvel's Thor: The Dark World in the prior-year period. These increases were partially offset by the performance of Big Hero 6 in the current period compared to Frozen in the prior-year period and three DreamWorks titles in the prior-year period compared to none in the current period. Significant Disney live-action releases in the current period included Cinderella and Into the Woods, whereas the prior-year period included Maleficent.
The 13% decrease in home entertainment revenue was primarily due to a 10% decrease from lower domestic unit sales driven by the performance of Big Hero 6 in the current period compared to Frozen in the prior-year period. This decrease was partially offset by the current period performance of Marvel’s Guardians of the Galaxy, Maleficent and Planes: Fire and Rescue, compared to Monsters University, Marvel’s Thor: The Dark World and Planes in the prior-year period.
The 17% increase in TV/SVOD distribution and other revenue was primarily due to increases of 10% from higher revenue share with the Consumer Products segment due to the success of merchandise based on Frozen and 5% from TV/SVOD distribution, partially offset by a decrease of 2% from Lucasfilm's special effects business. The increase in TV/SVOD revenue was due to growth in international pay television, which included Star Wars titles.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Costs and Expenses
Operating expenses include an increase of $100 million in film cost amortization, from $1,290 million to $1,390 million driven by a higher film cost amortization rate for current period theatrical releases, reflecting the impact of Frozen in the prior-year period, and higher revenues. Operating expenses also include cost of goods sold and distribution costs, which decreased $27 million, from $987 million to $960 million due to lower home entertainment per unit costs and unit sales and lower revenues from Lucasfilm's special effects business.
Selling, general, administrative and other costs decreased $137 million from $1,824 million to $1,687 million due to lower theatrical and home entertainment marketing expense. The decrease in theatrical marketing expense was due to the impact of foreign currency translation and fewer titles in release, while the reduction in home entertainment marketing expense was driven by spending on Monsters University in the prior-year period compared to no Pixar title in the current period.
Segment Operating Income
Segment operating income increased $148 million to $1,443 million due to higher revenue share with the Consumer Products segment and growth from international TV/SVOD distribution, partially offset by a decrease in home entertainment distribution.
Other expense, net
The Company recorded a $31 million loss related to Studio Entertainment in the prior-year nine-month period resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in “Other expense, net” in the Condensed Consolidated Statements of Income.

Consumer Products
Operating results for the Consumer Products segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 27, 2015	June 28, 2014	Better/ (Worse)
Revenues
Licensing and publishing	$2,063	$1,792	15%
Retail and other	1,241	1,121	11%
Total revenues	3,304	2,913	13%
Operating expenses	(1,292)	(1,256)	(3)%
Selling, general, administrative and other	(557)	(551)	(1)%
Depreciation and amortization	(119)	(129)	8%
Operating Income	$1,336	$977	37%
Revenues
The 15% increase in licensing and publishing revenue was due to a 14% increase from merchandise licensing due to the performance of merchandise based on Frozen and, to a lesser extent, The Avengers and Star Wars.
The 11% increase in retail and other revenue was primarily due to comparable store sales growth and higher online sales in all of our key markets, driven by Frozen and Star Wars merchandise. These increases were partially offset by an unfavorable impact from foreign currency translation as a result of strengthening of the U.S. dollar against major currencies.
Costs and Expenses
Operating expenses included an increase of $59 million in cost of goods sold, from $516 million to $575 million, and a decrease of $22 million in distribution, labor and occupancy costs from $652 million to $630 million. The increase in cost of good sold was due to growth at our retail business, while the decrease in distribution, labor and occupancy costs was due to lower third-party royalty expense at our merchandise licensing business.
The decrease in depreciation and amortization was driven by costs related to facility closures in the prior-year nine-month period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Segment Operating Income
Segment operating income increased 37% to $1,336 million due to growth at our merchandise licensing business and, to a lesser extent, our retail business.
Other expense, net
The Company recorded a $16 million loss related to Consumer Products in the prior-year nine-month period resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in “Other expense, net” in the Condensed Consolidated Statements of Income.

Interactive
Operating results for the Interactive segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 27, 2015	June 28, 2014	Better/ (Worse)
Revenues
Games	$671	$751	(11)%
Other content	156	186	(16)%
Total revenues	827	937	(12)%
Operating expenses	(447)	(501)	11%
Selling, general, administrative and other	(261)	(322)	19%
Depreciation and amortization	(18)	(16)	(13)%
Operating Income	$101	$98	3%
Revenues
Games revenue decreased $80 million from $751 million to $671 million primarily due to decreases of 14% from console games and 3% from lower Club Penguin subscribers, partially offset by an increase of 6% from mobile games. Lower console game revenue was due to decreased unit sales of Disney Infinity and catalog titles and lower average net effective pricing for Disney Infinity. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns. The increase in mobile games revenue was driven by the success of Tsum Tsum, Star Wars Commander and Frozen Free Fall as well as the recognition of minimum guarantees, partially offset by lower performance of catalog titles and Avengers Alliance.
Lower other content revenue was primarily due to a decrease in advertising revenue.
Costs and Expenses
Operating expenses reflected a $50 million decrease in product development from $213 million to $163 million primarily due to fewer mobile titles in development and the benefit of previous restructuring activities. Operating expenses also include cost of sales, which was essentially flat at $284 million in the current nine-month period compared to $288 million in the prior-year nine-month period, as a decrease in cost of sales at console games was partially offset by an increase at mobile games.
Selling, general, administrative and other costs decreased $61 million from $322 million to $261 million driven by lower marketing and selling costs.
Segment Operating Income
Segment operating income was essentially flat at $101 million in the current nine-month period compared to $98 million in the prior-year nine-month period, as an increase at our mobile games business was offset by lower results at our console games business.
Restructuring and impairment charges
The Company recorded restructuring charges of $40 million related to Interactive in the prior-year nine-month period, primarily for severance and contract termination costs from organizational and cost structure initiatives. These charges were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 27, 2015	June 28, 2014	Better/ (Worse)	June 27, 2015	June 28, 2014	Better/ (Worse)
Corporate and unallocated shared expenses	$(146)	$(137)	(7)%	$(441)	$(408)	(8)%

The increase in Corporate and unallocated shared expenses in the current quarter and nine-month period was due to higher labor related costs. The current quarter was partially offset by the timing of information technology spend and charitable contributions.

SIGNIFICANT DEVELOPMENTS
Pension Lump-Sum Offer
During the third quarter of fiscal 2015, the Company offered approximately 5,000 former employees that are vested participants in our qualified defined benefit pension plans an option to receive an immediate lump-sum distribution in lieu of benefits they will receive following their retirement. The aggregate lump-sum amount available to these participants is approximately $1.2 billion, and the participants have until August 5, 2015 to decide whether to elect the lump-sum distribution. If a significant enough number of participants elect the lump-sum pension distribution, the Company would be required to record a charge to pension expense in the fourth quarter of fiscal 2015, ranging from approximately $0.2 billion to $0.6 billion depending on the offer acceptance rate. We believe, however, it is unlikely that the number of participants electing the lump-sum offer will reach the level that would require the Company to record a charge.
Disneyland Paris Recapitalization
As disclosed in Note 6 to the Condensed Consolidated Financial Statements, Disneyland Paris is implementing a €1.0 billion recapitalization, which is expected to be completed by the end of calendar 2015.
The Company has recognized approximately $400 million of deferred income tax assets on the difference between the Company’s tax basis in its investment in Disneyland Paris and the Company’s financial statement carrying value of Disneyland Paris. The Company will likely be required to write-off this deferred tax asset as a result of the recapitalization.
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
Segment Information
On June 29, 2015, the Company announced the realignment of two of its segments, Consumer Products and Interactive, into a new combined segment, Disney Consumer Products and Interactive Media, and the Company currently expects to begin reporting the combined segment in fiscal 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Nine Months Ended		% Change Better/ (Worse)
(in millions)	June 27, 2015	June 28, 2014
Cash provided by operations	$7,581	$6,675	14%
Cash used in investing activities	(3,055)	(2,292)	(33)%
Cash used in financing activities	(3,241)	(4,090)	21%
Impact of exchange rates on cash and cash equivalents	(231)	(134)	(72)%
Increase in cash and cash equivalents	$1,054	$159	>100%
Operating Activities
Cash provided by operating activities increased 14% to $7.6 billion for the current nine-month period compared to $6.7 billion in the prior-year nine-month period due to higher operating cash flow at our Media Networks, Studio Entertainment, Consumer Products and Parks and Resorts segments. Higher operating cash flow at Media Networks was due to increased operating receipts driven by Affiliate Fee growth, partially offset by higher disbursements for operating expenses. Studio Entertainment cash flow benefited from lower operating cash disbursements and higher operating cash receipts driven by higher collections of prior-period receivables. Consumer Products cash flow increased driven by higher operating cash receipts due to licensing revenue growth reflecting the performance of Frozen. Parks and Resorts cash flow reflected higher operating cash receipts due to increased revenues, partially offset by higher payments for labor and other costs, driven by inflation and volume growth. These increases were partially offset by an increase in income taxes paid driven by higher pre-tax profits.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The Company’s film and television production and programming activity for the nine months ended June 27, 2015 and June 28, 2014 are as follows:

	Nine Months Ended
(in millions)	June 27, 2015	June 28, 2014
Beginning balances:
Production and programming assets	$6,386	$5,417
Programming liabilities	(875)	(928)
	5,511	4,489
Spending:
Television program licenses and rights	4,844	4,792
Film and television production	3,434	3,138
	8,278	7,930
Amortization:
Television program licenses and rights	(4,912)	(4,166)
Film and television production	(2,743)	(2,771)
	(7,655)	(6,937)

Change in film and television production and programming costs	623	993
Other non-cash activity	(76)	32
Ending balances:
Production and programming assets	6,781	6,120
Programming liabilities	(723)	(606)
	$6,058	$5,514

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the nine months ended June 27, 2015 and June 28, 2014 are as follows:

	Nine Months Ended
(in millions)	June 27, 2015	June 28, 2014
Media Networks
Cable Networks	$51	$101
Broadcasting	37	52
Total Media Networks	88	153
Parks and Resorts
Domestic	1,002	809
International	1,644	1,056
Total Parks and Resorts	2,646	1,865
Studio Entertainment	84	44
Consumer Products	35	23
Interactive	11	3
Corporate	197	160
	$3,061	$2,248

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new attractions, cruise ships, recurring capital and capital improvements and systems infrastructure. The increase at our international parks and resorts operations was due to higher construction spending for the Shanghai Disney Resort.
Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities. The decrease from the prior year was due to spending on new broadcast facilities in the prior year.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology and equipment.
The Company currently expects its fiscal 2015 capital expenditures will be approximately $1.3 billion higher than fiscal 2014 capital expenditures of $3.3 billion, driven by increased investment in Shanghai Disney Resort. While we fully consolidate capital expenditures for Shanghai Disney Resort, our net contribution is only 43% of the total capital expenditures. Therefore, net of Shanghai Disney Resort partner contributions, our capital spending is expected to increase by approximately $0.8 billion.
Other Investing Activities
During the current nine-month period, contributions to joint ventures totaled $151 million and proceeds from the sales of investments and dispositions totaled $143 million. In the prior-year nine-month period, acquisitions totaled $402 million due to the acquisition of Maker Studios and proceeds from the sale of investments and dispositions totaled $382 million.

Financing Activities
Cash used in financing activities was $3.2 billion in the current nine-month period compared to cash used in financing activities of $4.1 billion in the prior-year nine-month period.
Cash used in financing activities in the current nine-month period reflected dividend payments of $1.9 billion and repurchases of common stock of $2.8 billion, partially offset by contributions from noncontrolling interest holders of $1.0 billion.
The decrease in cash used in financing activities of $0.8 billion versus the prior-year nine-month period was due to a decrease in repurchases of common stock of $2.3 billion and higher contributions from noncontrolling interest holders of $0.4 billion, partially offset by a decrease in net proceeds from borrowings of $1.4 billion and an increase in dividend payments of $0.4 billion.
During the nine months ended June 27, 2015, the Company’s borrowing activity was as follows:

(in millions)	September 27, 2014	Borrowings	Reductions of borrowings	Other Activity	June 27, 2015
Commercial paper with original maturities less than three months, net (1)	$50	$1,781	$—	$2	$1,833
Commercial paper with original maturities greater than three months	—	2,394	(1,823)	1	572
U.S. medium-term notes	13,713	—	(1,800)	7	11,920
Foreign currency denominated debt	783	186	(203)	(39)	727
Other	294	1	(25)	(49)	221
Total	$14,840	$4,362	$(3,851)	$(78)	$15,273
(1) Borrowings and reductions of borrowings are reported net.
The Company’s bank facilities as of June 27, 2015 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facility expiring March 2016	$1,500	$—	$1,500
Bank facility expiring June 2017	2,250	—	2,250
Bank facility expiring March 2019	2,250	—	2,250
Total	$6,000	$—	$6,000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard & Poor’s. The spread above LIBOR can range from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. As of June 27, 2015, $214 million of letters of credit were outstanding, of which none were issued under this facility.
The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
On June 24, 2015, the Company declared a $0.66 per share dividend ($1.1 billion) for the first six months of fiscal 2015 for shareholders of record on July 6, 2015, which was paid on July 29, 2015.
On December 3, 2014, the Company declared a $1.15 per share dividend ($1.9 billion) related to fiscal 2014 for shareholders of record on December 15, 2014, which was paid on January 8, 2015.
During the nine months ended June 27, 2015, the Company repurchased 29 million shares of its common stock for $2.8 billion. On January 30, 2015, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. As of June 27, 2015, the Company had remaining authorization in place to repurchase approximately 386 million additional shares. The repurchase program does not have an expiration date.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of June 27, 2015, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on June 27, 2015 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the International Theme Parks, from any representations, covenants or events of default.

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
Based on their evaluation as of June 27, 2015, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
There have been no changes in our internal controls over financial reporting during the third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 27, 2015:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 29, 2015 – April 30, 2015	1,774,426	$106.86	1,747,596	394 million
May 1, 2015 – May 31, 2015	2,956,591	109.93	2,929,300	391 million
June 1, 2015 – June 27, 2015	4,771,506	110.99	4,747,500	386 million
Total	9,502,523	109.89	9,424,396	386 million

(1)
78,127 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)
Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On January 30, 2015, the Company’s Board of Directors increased the share repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 6. Exhibits
See Index of Exhibits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)

By:	/s/ CHRISTINE M. MCCARTHY
Christine M. McCarthy, Senior Executive Vice President and Chief Financial Officer
August 4, 2015
Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated June 30, 2015

10.2	Employment Agreement dated as of July 1, 2015 between the Company and Kevin A. Mayer	Exhibit 10.2 to the Current Report on Form 8-K of the Company dated June 30, 2015

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes
Filed

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.