Form 10-K
period 2015-10-03
WALT DISNEY CO/
filed 2015-11-25
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 3, 2015	Commission File Number 1-11605

Incorporated in Delaware 500 South Buena Vista Street, Burbank, California 91521 (818) 560-1000	I.R.S. Employer Identification No. 95-4545390
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐ No ☒
The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $178.9 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
There were 1,653,177,887 shares of common stock outstanding as of November 18, 2015.
Documents Incorporated by Reference
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2016 annual meeting of the Company’s shareholders.

THE WALT DISNEY COMPANY AND SUBSIDIARIES

PART I
ITEM 1. Business
The Walt Disney Company, together with its subsidiaries, is a diversified worldwide entertainment company with operations in five business segments: Media Networks, Parks and Resorts, Studio Entertainment, Consumer Products and Interactive. In June 2015, the Company announced the combination of its Consumer Products and Interactive segments into a single segment. The Company will begin reporting the financial results of the combined segment in fiscal 2016. For convenience, the terms “Company” and “we” are used to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.
Information on the Company’s revenues, segment operating income and identifiable assets appears in Note 1 to the Consolidated Financial Statements included in Item 8 hereof. The Company employed approximately 185,000 people as of October 3, 2015.
MEDIA NETWORKS
The Media Networks segment includes cable and broadcast television networks, television production operations, television distribution, domestic television stations and radio networks and stations.
The businesses in the Media Networks segment generate revenue from fees charged to cable, satellite and telecommunications service providers (Multi-channel Video Programming Distributors or MVPDs) and television stations affiliated with our domestic broadcast television network for the right to deliver our programs to their customers/subscribers ("affiliate fees"), from the sale to advertisers of time in programs for commercial announcements ("ad sales") and from other sources such as the sale and distribution of television programming ("program sales"). Significant operating expenses include programming and production costs, participations and residuals expense, technical support costs, operating labor and distribution costs.
Cable Networks
Our cable networks include ESPN, the Disney Channels and ABC Family. We also operate the Hungama and UTV/Bindass networks in India. The cable networks group produces its own programs or acquires rights from third parties to air programs on our networks. The Company also has interests in joint ventures that operate cable and broadcast programming services and are accounted for under the equity method of accounting.
Cable networks derive the majority of their revenues from affiliate fees and, for certain networks (primarily ESPN and ABC Family), ad sales. Generally, the Company’s cable networks provide programming and other services under multi-year agreements with MVPDs that include contractually determined fees. The amounts that we can charge to MVPDs for our cable network services are largely dependent on the quality and quantity of programming that we can provide and the competitive market. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand. We also sell programming developed by our cable networks in television markets worldwide, to subscription video-on-demand (SVOD) services, such as Netflix, Hulu and Amazon, and in electronic and physical (DVD and Blu-ray) formats.

The Company’s significant cable networks, along with the estimated number of subscribers as of October 3, 2015 are set forth in the following table:

Estimated Subscribers (in millions) (1)
ESPN (80% owned)
ESPN	92
ESPN2	92
ESPNU	72
ESPNEWS	70
SEC Network	62
ESPN Classic	25
ESPN channels – International	127
Disney Channels (100% owned)
Disney Channel – Domestic	95
Disney Channels – International	195
Disney Junior – Domestic	74
Disney Junior – International	130
Disney XD – Domestic	78
Disney XD – International	123
ABC Family (100% owned)	93
A&E Television Networks (A&E) (50% owned)
A&E	94
HISTORY	95
Lifetime	94
Lifetime Movie Network (LMN)	82
H2	70
FYI	69

(1)
Estimated domestic subscriber counts are according to Nielsen Media Research, except for the SEC Network, which is not measured by Nielsen Media Research. For our international channels and the SEC Network, subscriber counts are based on internal management reports.

ESPN
ESPN is a multimedia sports entertainment company that operates eight 24-hour domestic television sports networks: ESPN, ESPN2, ESPNU (a network devoted to college sports), ESPNEWS, SEC Network (a sports programming network dedicated to Southeastern Conference college athletics), ESPN Classic, the regionally focused Longhorn Network (a network dedicated to The University of Texas athletics) and ESPN Deportes (a Spanish language network), which are all simulcast in high definition except ESPN Classic. ESPN programs the sports schedule on the ABC Television Network, which is branded ESPN on ABC. ESPN owns 17 television networks outside of the United States (primarily in Latin America) that allow ESPN to reach sports fans in over 60 countries and territories in four languages. In addition, ESPN holds a 30% equity interest in CTV Specialty Television, Inc., which owns television networks in Canada, including The Sports Network, The Sports Network 2, Le Réseau des Sports (RDS), RDS2, RDS Info, ESPN Classic Canada, the NHL Network and Discovery Canada.
ESPN holds rights for various professional and college sports programming including the National Football League (NFL), college football (including bowl games and the College Football Playoff) and basketball, Major League Baseball (MLB), the National Basketball Association (NBA), the Wimbledon Championships, US Open Tennis, soccer and the Masters golf tournament.
ESPN also operates:

•	ESPN.com – which delivers comprehensive sports news, information and video on computers and mobile and other connected devices

•
WatchESPN – which delivers live streams of most of ESPN’s domestic networks on computers and mobile and other connected devices to authenticated MVPD subscribers. Non-subscribers have limited access to certain content on select Watch platforms

•	ESPN3 and SEC Network + – which are ESPN’s live multi-screen sports networks that deliver exclusive sports events. ESPN3 and SEC Network + are accessible on WatchESPN

•	ESPN Events – which owns and operates a portfolio of collegiate sporting events including bowl games, football pre-game shows and basketball games

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
Disney Channels
The Disney Channels includes over 100 channels available in 34 languages and 163 countries/territories. Branded channels include Disney Channel, Disney Junior, Disney XD, Disney Cinemagic, Disney Cinema and DLife. Disney Channels also operates Radio Disney and provides content through subscription and video-on-demand services and online through our websites: DisneyChannel.com, DisneyXD.com, DisneyJunior.com and RadioDisney.com. Programming for these networks includes internally developed and acquired programming.
WatchDisneyChannel, WatchDisneyJunior and WatchDisneyXD deliver live or on-demand channel programming on computers and mobile and other connected devices to authenticated MVPD subscribers. Non-subscribers have limited access to select content on the Watch platforms.
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
Disney Junior - Disney Junior is a cable network that airs programming targeted to kids ages 2 to 7 and their parents and caregivers, featuring animated and live-action programming that blends Disney’s storytelling and characters with learning. In the U.S., Disney Junior airs 24 hours a day. Programming focuses on early math and language skills, healthy eating and social skills. Disney Junior also airs as a programming block on the Disney Channel.
Disney XD - Disney XD is a cable channel airing a mix of live-action and animated original programming targeted to kids ages 6 to 14. In the U.S., Disney XD airs 24 hours a day.
Disney Cinemagic and Disney Cinema - Disney Cinemagic and Disney Cinema are premium subscription services available in certain countries in Europe airing a selection of Disney movies, classic and newer Disney cartoons and shorts as well as animated television series.
Radio Disney - Radio Disney is a 24-hour radio network targeted to kids, tweens and families reaching listeners through a national broadcast on Sirius XM, RadioDisney.com, TuneIn, the Radio Disney iOS and Android apps, iTunes Radio Tuner, HD Radio, Aha Radio and Slacker. Radio Disney operates from an owned terrestrial radio station in Los Angeles. Radio Disney is also available throughout Latin America on two owned terrestrial stations and through agreements with third-party radio stations.
Seven TV - The Company has a 49% interest in Seven TV, which operates an advertising-supported, free-to-air Disney Channel in Russia. In October 2014, regulations were adopted in Russia that prohibit more than 20% foreign ownership of media companies. The regulations become effective in January 2016. The Company is in the process of restructuring its investment in a way that we believe will comply with these regulations. We understand that the Russian government will review the new structure for compliance during calendar year 2016 and, depending on the outcome, we could have an impairment of some or all of our approximately $300 million investment related to the Disney Channel in Russia. The Company’s share of the financial results of Seven TV is reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income.

ABC Family
ABC Family, which will be renamed "Freeform" in January 2016, is a domestic cable network targeted to viewers in the 14 to 34 age demographic. ABC Family produces original live-action programming. ABC Family also acquires programming from third parties, airs content from our owned theatrical film library and features branded holiday programming events such as “13 Nights of Halloween” and “25 Days of Christmas”.
WatchABCFamily delivers either live or on-demand channel programing on computers and mobile and other connected devices to authenticated MVPD subscribers. Non-subscribers have limited access to select ABC Family programming.
Hungama
Hungama is a kids general entertainment cable network in India, which features a mix of anime, Hindi-language series and game shows.
UTV/Bindass Networks
UTV and Bindass are cable television networks in India. UTV Action and UTV Movies are movie channels that offer Hollywood movies dubbed in Hindi, Bollywood movies and other local regional language movies dubbed in Hindi. Bindass is a youth entertainment channel and Bindass Play is a music channel.
A&E
A&E Television Networks (A&E) is a joint venture owned 50% by the Company and 50% by the Hearst Corporation. A&E operates a variety of cable networks including:

• A&E – which offers entertainment programming including original reality and scripted series
• HISTORY – which offers original non-fiction series and event-driven specials
• Lifetime – which is devoted to female-focused programming
• LMN – which is a 24-hour movie channel
• H2 – which focuses on the culture and history of countries throughout the world from a local perspective. In November 2015, A&E acquired a 9% ownership interest in Vice Media (Vice) in exchange for a 49.9% interest in H2, which will be rebranded with Vice content. Vice is a media company targeting a millennial audience through edgy news, pop culture content and creative brand integration
• FYI – which offers contemporary lifestyle programming
• Lifetime Real Women – which is a 24-hour cable network with programming focusing on women
Internationally, A&E programming is available in over 150 countries. The Company’s share of A&E’s financial results is reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income.
Broadcasting
Our broadcasting business includes a domestic broadcast network, television production and distribution operations, and eight owned domestic television stations. The Company also has a 33% interest in Hulu LLC (Hulu), a venture that acquires and produces film and television content and distributes it on the internet, and a 50% effective interest in Fusion Media Networks LLC (Fusion), a news, pop culture and lifestyle television and digital network targeted at millennials.
Domestic Broadcast Television Network
The Company operates the ABC Television Network (ABC), which as of October 3, 2015, had affiliation agreements with 242 local television stations reaching almost 100% of all U.S. television households. ABC broadcasts programs in the following “dayparts”: primetime, daytime, late night, news and sports.
ABC produces its own programs and also acquires programming rights from third parties as well as entities that are owned by or affiliated with the Company. ABC derives the majority of its revenues from ad sales. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on network broadcasts. ABC also receives fees for its broadcast feed from affiliated television stations.
WatchABC delivers local ABC TV stations’ linear feed, as well as access to on-demand episodes of certain ABC programming on computers and mobile and other connected devices to authenticated MVPD subscribers. Non-subscribers have a more limited access to on-demand episodes.

ABC.com provides online extensions to ABC programming including episodes and clips. ABCNews.com provides in-depth worldwide news coverage online and video-on-demand news reports from ABC News broadcasts. ABC News also has an agreement to provide news content to Yahoo! News.
Television Production
The Company produces the majority of its original live-action television programming under the ABC Studios label. Program development is carried out in collaboration with independent writers, producers and creative teams, with a focus on one-hour dramas and half-hour comedies, primarily for primetime broadcasts. Primetime programming produced either for our networks or for third parties for the 2015/2016 television season includes twelve returning and eight new one-hour dramas and five new and two returning half-hour comedies. Additionally, ABC Studios and Marvel are producing three drama series for Netflix. The Company also produces the late night show, Jimmy Kimmel Live, a variety of primetime specials for network television, as well as syndicated, news and daytime programming.
Television Distribution
We distribute the Company’s productions in television markets worldwide, to SVOD services, such as Netflix, Hulu and Amazon, and in electronic and physical (DVD and Blu-ray) formats.
Domestic Television Stations
The Company owns eight television stations, six of which are located in the top-ten markets in the U.S. in terms of television households. The television stations derive the majority of their revenues from ad sales. The stations also receive affiliate fees. All of our television stations are affiliated with ABC and collectively reach 23% of the nation’s television households. Each owned station broadcasts three digital channels: the first consists of local, ABC and syndicated programming; the second is the Live Well Network; and the third is the LAFF Network.
Details for the stations we own are as follows:

TV Station	Market	Television Market Ranking(1)
WABC	New York, NY	1
KABC	Los Angeles, CA	2
WLS	Chicago, IL	3
WPVI	Philadelphia, PA	4
KGO	San Francisco, CA	6
KTRK	Houston, TX	10
WTVD	Raleigh-Durham, NC	25
KFSN	Fresno, CA	54

(1)	Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2015
Hulu
Hulu is a joint venture owned one-third each by the Company, Fox Entertainment Group and NBCUniversal. Hulu aggregates acquired television and film entertainment content and original content produced by Hulu for viewing on internet-connected devices. Hulu offers a free service with commercials, a subscription-based service with limited commercials and a subscription-based service with no commercials. The Company’s share of Hulu’s financial results is reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income.
Fusion
Fusion is a joint venture owned 50% by the Company and 50% by Univision. Fusion operates a television and digital network featuring news, pop culture and lifestyle programming targeted at millennials. The Company’s share of Fusion’s financial results is reported as "Equity in the income of investees" in the Company’s Consolidated Statements of Income.
Competition and Seasonality
The Company’s Media Networks businesses compete for viewers primarily with other television and cable networks, independent television stations and other media, such as online video services and video games. With respect to the sale of advertising time, we compete with other television networks and radio stations, independent television stations, MVPDs and other advertising media such as internet delivered content, newspapers, magazines and billboards. Our television and radio stations primarily compete for audiences and advertisers in individual market areas.

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
The Company’s Media Networks businesses also compete for the acquisition of sports and other programming. The market for programming is very competitive, particularly for live sports programming. The Company currently has sports rights agreements with the NFL, college football (including bowl games and the College Football Playoff) and basketball, MLB, NBA, the Wimbledon Championships, US Open Tennis, soccer and the Masters golf tournament.
The Company’s internet websites and digital products compete with other websites and entertainment products.
Advertising revenues at Media Networks are subject to seasonal advertising patterns and changes in viewership levels. Revenues are typically somewhat higher during the fall and somewhat lower during the summer months. Affiliate fees are collected ratably throughout the year.
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

•
Television and radio station ownership limits. The FCC imposes limitations on the number of television stations and radio stations we can own in a specific market, on the combined number of television and radio stations we can own in a single market and on the aggregate percentage of the national audience that can be reached by television stations we own. Currently:

▪
FCC regulations may restrict our ability to own more than one television station in a market, depending on the size and nature of the market. We do not own more than one television station in any market.

▪
Federal statutes permit our television stations in the aggregate to reach a maximum of 39% of the national audience (for this purpose, FCC regulations attribute UHF television stations with 50% of the television households in their market). For purposes of the FCC’s rules, our eight stations reach approximately 21% of the national audience. Although the FCC has an open rulemaking on whether to repeal or revise the UHF discount, the outcome of that rulemaking would not affect our operations because our eight stations would only be deemed to reach approximately 23% of the national audience if the UHF discount did not apply.

▪
FCC regulations in some cases impose restrictions on our ability to acquire additional radio or television stations in the markets in which we own radio stations, but we do not believe any such limitations are material to our current operating plans.

•	Dual networks. FCC rules currently prohibit any of the four major broadcast television networks — ABC, CBS, Fox and NBC — from being under common ownership or control.

•
Regulation of programming. The FCC regulates broadcast programming by, among other things, banning “indecent” programming, regulating political advertising and imposing commercial time limits during children’s programming. Penalties for broadcasting indecent programming can range up to $350,000 per indecent utterance or image per station.

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

•
Cable and satellite carriage of broadcast television stations. With respect to cable systems operating within a television station’s Designated Market Area, FCC rules require that every three years each television station elect either “must carry” status, pursuant to which cable operators generally must carry a local television station in the station’s market, or “retransmission consent” status, pursuant to which the cable operator must negotiate with the television station to obtain the consent of the television station prior to carrying its signal. Under the Satellite Home Viewer Improvement Act and its successors, including most recently the STELA Reauthorization Act (STELAR), which also requires the “must carry” or “retransmission consent” election, satellite carriers are permitted to retransmit a local television station’s signal into its local market with the consent of the local television station. Portions of these satellite laws are set to expire on December 31, 2019.

•
Cable and satellite carriage of programming. The Communications Act and FCC rules regulate some aspects of negotiations regarding cable and satellite retransmission consent, and some cable and satellite companies have sought regulation of additional aspects of the carriage of programming on cable and satellite systems. New legislation, court action or regulation in this area could have an impact on the Company’s operations.

The foregoing is a brief summary of certain provisions of the Communications Act, other legislation and specific FCC rules and policies. Reference should be made to the Communications Act, other legislation, FCC rules and public notices and rulings of the FCC for further information concerning the nature and extent of the FCC’s regulatory authority.
FCC laws and regulations are subject to change, and the Company generally cannot predict whether new legislation, court action or regulations, or a change in the extent of application or enforcement of current laws and regulations, would have an adverse impact on our operations.
PARKS AND RESORTS
The Company owns and operates the Walt Disney World Resort in Florida; the Disneyland Resort in California; Aulani, a Disney Resort & Spa in Hawaii; the Disney Vacation Club; the Disney Cruise Line; and Adventures by Disney. The Company manages and has effective ownership interests of 81% in Disneyland Paris (see recapitalization discussion below), 47% in Hong Kong Disneyland Resort and 43% in Shanghai Disney Resort, each of which is consolidated in our financial statements. The Company also licenses our intellectual property to a third party for the operations of the Tokyo Disney Resort in Japan. The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions as well as resort properties.
The businesses in the Parks and Resorts segment generate revenues from the sale of admissions to theme parks, sales of food, beverage and merchandise, charges for room nights at hotels, sales of cruise and other vacation packages and sales and rentals of vacation club properties. Significant costs include labor, infrastructure costs, depreciation, costs of merchandise, food and beverage sold, marketing and sales expense and cost of vacation club units. Infrastructure costs include repairs and maintenance, information systems expense, utilities, property taxes, insurance and transportation.
Walt Disney World Resort
The Walt Disney World Resort is located 22 miles southwest of Orlando, Florida, on approximately 25,000 acres of land. The resort includes theme parks (the Magic Kingdom, Epcot, Disney’s Hollywood Studios and Disney’s Animal Kingdom); hotels; vacation club properties; a retail, dining and entertainment complex; a sports complex; conference centers; campgrounds; golf courses; water parks; and other recreational facilities designed to attract visitors for an extended stay.
The Walt Disney World Resort is marketed through a variety of international, national and local advertising and promotional activities. A number of attractions and restaurants in each of the theme parks are sponsored by other corporations through long-term agreements.
MyMagic+, a program available to all guests at Walt Disney World Resort, is a series of technology-based tools that include: the My Disney Experience app and website, which help guests personalize their experience; MagicBand, which a guest may use as their admission pass, hotel room key or method of payment; and FastPass+, which is a reservation system for attractions and entertainment experiences.
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

Epcot — Epcot consists of two major themed areas: Future World and World Showcase. Future World dramatizes certain historical developments and addresses the challenges facing the world today through pavilions devoted to showcasing science and technology innovations, communication, energy, transportation, use of imagination, nature and food production, the ocean environment and space. World Showcase presents a community of nations focusing on the culture, traditions and accomplishments of people around the world. Countries represented with pavilions include Canada, China, France, Germany, Italy, Japan, Mexico, Morocco, Norway, the United Kingdom and the United States. Both areas feature themed attractions, restaurants and merchandise shops. Epcot also features Illuminations: Reflections of Earth, a nighttime entertainment spectacular.
Disney’s Hollywood Studios — Disney’s Hollywood Studios consists of eight themed areas: Animation Courtyard, Commissary Lane, Echo Lake, Hollywood Boulevard, Mickey Avenue, Pixar Place, Streets of America and Sunset Boulevard. The eight areas provide behind-the-scenes glimpses of Hollywood-style action through various shows and attractions and offer themed food service and merchandise facilities. The park also features Fantasmic!, a nighttime entertainment spectacular. In August 2015, the Company announced two new themed lands coming to the park based on the Star Wars and Toy Story franchises.
Disney’s Animal Kingdom — Disney’s Animal Kingdom consists of a 145-foot tall Tree of Life centerpiece surrounded by six themed areas: Africa, Asia, Dinoland U.S.A., Discovery Island, Oasis and Rafiki’s Planet Watch. Each themed area contains attractions, entertainment, restaurants and merchandise shops. The park features more than 300 species of mammals, birds, reptiles and amphibians and 3,000 varieties of vegetation. The Company has a long-term agreement for the exclusive global theme park rights to build AVATAR-themed lands and plans to open Pandora - The World of AVATAR at Disney’s Animal Kingdom in 2017.
Hotels and Other Resort Facilities — As of October 3, 2015, the Company owned and operated 18 resort hotels at the Walt Disney World Resort, with a total of approximately 23,000 rooms and 3,000 vacation club units. Resort facilities include 468,000 square feet of conference meeting space and Disney’s Fort Wilderness camping and recreational area, which offers approximately 800 campsites.
The Walt Disney World Resort also hosts a 127-acre retail, dining and entertainment complex, Disney Springs (formerly Downtown Disney). Disney Springs is home to Cirque du Soleil, the House of Blues and the World of Disney retail store, which features Disney-branded merchandise. A number of the Disney Springs facilities are operated by third parties that pay rent to the Company. Disney Springs is undergoing an expansion that is expected to be completed in 2016.
Nine independently-operated hotels with approximately 6,000 rooms are situated on property leased from the Company.
ESPN Wide World of Sports Complex is a 230-acre sports center that hosts professional caliber training and competitions, festival and tournament events and interactive sports activities. The complex, which welcomes both amateur and professional athletes, accommodates multiple sporting events, including baseball, basketball, football, soccer, softball, tennis and track and field. Its stadium, which has a seating capacity of approximately 9,500, is the current spring training site for MLB’s Atlanta Braves.
Other recreational amenities and activities available at the Walt Disney World Resort include three championship golf courses, miniature golf courses, full-service spas, tennis, sailing, water skiing, swimming, horseback riding and a number of other noncompetitive sports and leisure time activities. The resort also includes two water parks: Disney’s Blizzard Beach and Disney’s Typhoon Lagoon.
Disneyland Resort
The Company owns 486 acres and has the rights under long-term lease for use of an additional 55 acres of land in Anaheim, California. The Disneyland Resort includes two theme parks (Disneyland and Disney California Adventure), three hotels and Downtown Disney, a retail, dining and entertainment complex.
The Disneyland Resort is marketed as a destination through international, national and local advertising and promotional activities. A number of the attractions and restaurants in the theme parks are sponsored by other corporations through long-term agreements.
Disneyland — Disneyland consists of eight themed areas: Adventureland, Critter Country, Fantasyland, Frontierland, Main Street USA, Mickey’s Toontown, New Orleans Square and Tomorrowland. These areas feature themed attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, Disneyland offers daily parades, a nighttime fireworks extravaganza and a nighttime entertainment spectacular, Fantasmic!. In August 2015, the Company announced it will be constructing a new Star Wars-themed land at Disneyland.

Disney California Adventure — Disney California Adventure is adjacent to Disneyland and includes seven themed areas: Buena Vista Street, Cars Land, Grizzly Peak, Hollywood Land, Pacific Wharf, Paradise Pier and “a bug’s land”. These areas include attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, Disney California Adventure offers a nighttime water spectacular, World of Color.
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
Aulani, a Disney Resort & Spa
Aulani, a Disney Resort & Spa, is a Company operated family resort on a 21-acre oceanfront property on Oahu, Hawaii featuring 351 hotel rooms, an 18,000-square-foot spa and 12,000 square feet of conference meeting space. The resort also has 481 Disney Vacation Club units.
Disneyland Paris
The Company has an 81% effective ownership interest in Disneyland Paris (see recapitalization discussion below), a 5,510-acre development located in Marne-la-Vallée, approximately 20 miles east of Paris, France, which has been developed pursuant to a master agreement with French governmental authorities. The Company manages and has a 77% equity interest in Euro Disney S.C.A., a publicly-traded French entity that is the holding company for Euro Disney Associés S.C.A., the primary operating company of Disneyland Paris. The Company also has a direct 18% ownership interest in Euro Disney Associés S.C.A. Disneyland Paris includes two theme parks (Disneyland Park and Walt Disney Studios Park); seven themed hotels; two convention centers; a shopping, dining and entertainment complex (Disney Village); and a 27-hole golf facility. Of the 5,510 acres comprising the site, approximately half have been developed to date, including the Val d’Europe development discussed below. An indirect, wholly-owned subsidiary of the Company is responsible for managing Disneyland Paris. Euro Disney Associés S.C.A. is required to pay royalties and management fees to the Company based on the operating performance of the resort.
Disneyland Park — Disneyland Park consists of five themed areas: Adventureland, Discoveryland, Fantasyland, Frontierland and Main Street USA. These areas include themed attractions, shows, restaurants, merchandise shops and refreshment stands. Disneyland Park also features a daily parade and a nighttime entertainment spectacular, Disney Dreams!.
Walt Disney Studios Park — Walt Disney Studios Park takes guests into the worlds of cinema, animation and television and includes four themed areas: Backlot, Front Lot, Production Courtyard and Toon Studio. These areas each include themed attractions, shows, restaurants, merchandise shops and refreshment stands.
Hotels and Other Facilities — Disneyland Paris operates seven resort hotels, with approximately 5,800 rooms and 210,000 square feet of conference meeting space. In addition, several on-site hotels that are owned and operated by third parties provide approximately 2,300 rooms.
Disney Village is a 500,000-square-foot retail, dining and entertainment complex located between the theme parks and the hotels. A number of the Disney Village facilities are operated by third parties that pay rent to a subsidiary of Euro Disney S.C.A.
Val d’Europe is a planned community near Disneyland Paris that is being developed in phases. Val d’Europe currently includes a regional train station, hotels and a town center consisting of a shopping center as well as office, commercial and residential space. Third parties operate these developments on land leased or purchased from Euro Disney S.C.A. and its subsidiaries.
Euro Disney Associés S.C.A. along with 50% joint venture partner, Pierre & Vacances-Center Parcs, is developing Villages Nature, a European eco-tourism destination adjacent to Disneyland Paris, which is targeted to open in 2017.
Disneyland Paris Recapitalization — In order to improve Disneyland Paris’ financial position, during calendar 2015, Euro Disney S.C.A. completed a €1.0 billion recapitalization through a €0.4 billion equity rights offering and the conversion of €0.6 billion of loans from the Company into equity. The recapitalization process was finalized in November 2015, and the Company’s effective ownership interest increased from 51% to 81% (See Note 6 to the Consolidated Financial Statements).
As of October 3, 2015, Euro Disney Associés S.C.A. had €1.0 billion in outstanding loans from the Company.

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
Hong Kong Disneyland — Hong Kong Disneyland consists of seven themed areas: Adventureland, Fantasyland, Grizzly Gulch, Main Street USA, Mystic Point, Tomorrowland and Toy Story Land. These areas feature themed attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, there are daily parades and a nighttime fireworks extravaganza, Disney in the Stars. A new themed area based on Marvel’s Iron Man franchise is under construction and expected to open in late 2016.
Hotels — Hong Kong Disneyland Resort includes two themed hotels with a total of 1,000 rooms. A third hotel with 750 rooms is under construction and expected to open in 2017. (See Note 6 to the Consolidated Financial Statements for more information on hotel financing.)
Shanghai Disney Resort
The Company and Shanghai Shendi (Group) Co., Ltd (Shendi) are constructing a Disney resort (Shanghai Disney Resort) in the Pudong district of Shanghai, which will be located on approximately 1,000 acres and will initially include the Shanghai Disneyland theme park; two themed hotels with a total of 1,220 rooms; a retail, dining and entertainment complex; and an outdoor recreational area. Construction on the project began in April 2011, with the resort opening date planned for spring 2016. The total investment will be funded in accordance with each shareholder’s equity ownership percentage, with approximately 67% from equity contributions and 33% from shareholder loans. Shanghai Disney Resort is owned through two joint venture companies, in which Shendi owns 57% and the Company owns 43%. A management company, in which the Company has a 70% interest and Shendi a 30% interest, is responsible for designing, constructing and operating Shanghai Disney Resort. The management company will be entitled to receive management fees based on operating performance of the resort. The Company is also entitled to royalties based on resort revenues.
Tokyo Disney Resort
Tokyo Disney Resort is located on 494 acres of land, six miles east of downtown Tokyo, Japan. The resort includes two theme parks (Tokyo Disneyland and Tokyo DisneySea); three Disney-branded hotels; six independently operated hotels; Ikspiari, a retail, dining and entertainment complex; and Bon Voyage, a Disney-themed merchandise location.
The Company earns royalties on revenues generated by the Tokyo Disney Resort, which is owned and operated by Oriental Land Co., Ltd. (OLC), a Japanese corporation in which the Company has no equity interest.
Tokyo Disneyland — Tokyo Disneyland consists of seven themed areas: Adventureland, Critter Country, Fantasyland, Tomorrowland, Toontown, Westernland and World Bazaar.
Tokyo DisneySea — Tokyo DisneySea, adjacent to Tokyo Disneyland, is divided into seven “ports of call,” including American Waterfront, Arabian Coast, Lost River Delta, Mediterranean Harbor, Mermaid Lagoon, Mysterious Island and Port Discovery.
Hotels and Other Resort Facilities — The resort includes three Disney-branded hotels with a total of more than 1,700 rooms and a monorail, which links the theme parks and resort hotels with Ikspiari.
OLC has announced a 10-year investment plan for Tokyo Disney Resort. The plan includes the expansion of Fantasyland at Tokyo Disneyland and the addition of a Scandinavian-themed area at Tokyo DisneySea that will feature Frozen. OLC also announced the development of a fourth Disney-branded hotel, Tokyo Disney Celebration Hotel.
Disney Vacation Club
Disney Vacation Club (DVC) offers ownership interests in 13 resort facilities located at the Walt Disney World Resort; Disneyland Resort; Vero Beach, Florida; Hilton Head Island, South Carolina; and Oahu, Hawaii. Available units at each facility are offered for sale under a vacation ownership plan and are operated as hotel rooms when not occupied by vacation club members. The Company’s vacation club units consist of a mix of units ranging from deluxe studios to three-bedroom grand villas. Unit counts in this document are presented in terms of two-bedroom equivalents. DVC had 3,807 vacation club units as of October 3, 2015. In September 2015, the Company announced that its next planned vacation project will be at Disney’s Wilderness Lodge at the Walt Disney World Resort.
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
Adventures by Disney
Adventures by Disney offers all-inclusive guided vacation tour packages predominantly at non-Disney sites around the world. The Company offered 29 different tour packages during 2015.
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
The businesses in the Studio Entertainment segment generate revenue from the distribution of films in the theatrical, home entertainment and television markets, stage play ticket sales, the distribution of recorded music and licensing revenues from live entertainment events. Significant operating expenses include film cost amortization, which consists of production cost and participations and residuals expense amortization, distribution expenses and costs of sales.
The Company distributes films primarily under the Walt Disney Pictures, Pixar, Marvel, Lucasfilm and Touchstone banners. The Company produces and distributes Indian movies through its UTV banner.
In August 2009, the Company entered into an agreement with DreamWorks Studios (DreamWorks) to distribute live-action motion pictures produced by DreamWorks for seven years under the Touchstone Pictures banner for which the Company receives a distribution fee. As of October 3, 2015, the Company has distributed eleven DreamWorks films. As part of the agreement, the Company provided loans to DreamWorks, which as of October 3, 2015 totaled $159 million. There is an additional $90 million available to DreamWorks.
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
Prior to the Company’s acquisition of Lucasfilm, Lucasfilm produced six Star Wars films (Episodes 1 through 6). Lucasfilm retained the rights to consumer products related to all of those films and the rights related to television and electronic distribution formats for all of those films, with the exception of the rights for Episode 4, which are owned by a third-party studio. All of the films are distributed by a third-party studio in the theatrical and home entertainment markets. The theatrical and home entertainment distribution rights for these films revert back to Lucasfilm in May 2020 with the exception of Episode 4, for which these distribution rights are retained in perpetuity by the third-party studio.
Lucasfilm also includes Industrial Light & Magic and Skywalker Sound, which provide visual and audio effects and other post-production services to the Company and third-party producers.
Theatrical Market
We produce and distribute both live-action films and full-length animated films. In the domestic theatrical market, we generally distribute and market our filmed products directly. In most major international markets, we distribute our filmed products directly while in other markets our films are distributed by independent distribution companies or joint ventures. During fiscal 2016, we expect to distribute ten of our own produced feature films and three DreamWorks feature films domestically. Cumulatively through October 3, 2015 the Company has released domestically approximately 1,000 full-length live-action features and 100 full-length animated features.
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
Home Entertainment Market
In the domestic market, we distribute home entertainment releases directly under each of our motion picture banners. In international markets, we distribute home entertainment releases under each of our motion picture banners both directly and through independent distribution companies. In addition, we acquire and produce original content for direct-to-video release.
Domestic and international home entertainment distribution typically starts three to six months after the theatrical release in each market. Home entertainment releases may be distributed in both physical (DVD and Blu-ray) and electronic formats. Electronic formats may be released one to four weeks ahead of physical release. Titles are generally sold to retailers, such as Wal-Mart and Best Buy and physical rental channels, such as Netflix. However, distribution in the rental channels may be delayed up to 28 days after the start of home entertainment distribution.
As of October 3, 2015, we had approximately 1,400 active produced and acquired titles, including 1,000 live-action titles and 400 animated titles, in the domestic home entertainment marketplace and approximately 2,500 active produced and acquired titles, including 1,900 live-action titles and 600 animated titles, in the international marketplace.
Television Market
Pay-Per-View (PPV)/Video-on-Demand (VOD) — Concurrently with physical home entertainment distribution, we license titles to PPV/VOD service providers for electronic delivery to consumers for a specified rental period.
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
Pay Television 2 (Pay 2) and Free Television 2 (Free 2) — In the U.S., Free 1 is generally followed by a twelve-month Pay 2 window under our license arrangements with Starz and Showtime, and then by a Free 2 window that generally lasts up to 84 months. Packages of the Company’s feature films have been licensed for broadcast under multi-year agreements within the

Free 2 window. The Free 2 window is a syndication window where films are licensed to basic cable networks, subscription video on demand (SVOD) services and to third-party television station groups.
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
International Television — The Company also licenses its films outside of the U.S. The typical windowing sequence is consistent with the domestic cycle such that titles premiere on television in PPV/VOD and then air in pay TV before airing in free TV. Windowing strategies are developed in response to local market practices and conditions, and the exact sequence and length of each window can vary country by country.
Disney Music Group
The Disney Music Group (DMG) commissions new music for the Company’s motion pictures and television programs. DMG also licenses the songs and recording copyrights to others for printed music, records, audio-visual devices, public performances and digital distribution. DMG includes Walt Disney Records, Hollywood Records, Disney Music Publishing and Buena Vista Concerts.
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
Disney Music Publishing is responsible for the worldwide management, protection and licensing of the Disney song catalog, which includes the copyrights of thousands of musical compositions derived from the Company’s motion picture, television and theme park properties as well as musical compositions written by songwriters under exclusive contract.
Buena Vista Concerts produces live musical concerts with the Company’s intellectual property and artists signed to the Disney Music Group record labels.
Disney Theatrical Group
Disney Theatrical Group develops, produces and licenses live entertainment events on Broadway and around the world, including The Lion King, Aladdin, Newsies, Mary Poppins (a co-production with Cameron Mackintosh Ltd), Beauty and the Beast, Elton John & Tim Rice’s Aida, TARZAN®, The Little Mermaid and more.
Disney Theatrical Group also licenses the Company’s intellectual property to Feld Entertainment, the producer of Disney On Ice and Disney Live!.
Competition and Seasonality
The Studio Entertainment businesses compete with all forms of entertainment. A significant number of companies produce and/or distribute theatrical and television films, exploit products in the home entertainment market, provide pay television programming services, produce music and sponsor live theater. We also compete to obtain creative and performing talents, story properties, advertiser support and broadcast rights that are essential to the success of our Studio Entertainment businesses.
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
The Consumer Products segment generates revenue from:

•	licensing characters from our film, television and other properties to third parties for use on consumer merchandise

•	publishing children’s books and magazines and comic books

•	selling merchandise through our retail stores, internet shopping sites and wholesale business; and

•	charging tuition at our English language learning centers in China
Significant costs include costs of goods sold and distribution expenses, operating labor and retail occupancy costs.
In June 2015, the Company announced the combination of its Consumer Products and Interactive segments into a single segment. The Company will begin reporting the financial results of the combined segment in fiscal 2016.
Merchandise Licensing
The Company’s merchandise licensing operations cover a diverse range of product categories, the most significant of which are: toys, apparel, home décor and furnishings, accessories, stationery, health and beauty, food, footwear and consumer electronics. The Company licenses characters from its film, television and other properties for use on third-party products in these categories and earns royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the products. Some of the major properties licensed by the Company include: Frozen; Mickey and Minnie; Marvel properties such as The Avengers and Spider-Man; Star Wars; Disney Channel properties including Mickey Mouse Club House, Sofia the First and Doc McStuffins; Disney Princess; Cars; Winnie the Pooh; and Disney Classics. The Company also provides input on the design of individual products and creates exclusive themed and seasonal promotional campaigns for retailers based on the Company’s characters, movies and TV shows.
Publishing
Disney Publishing Worldwide (DPW) creates, distributes, licenses and publishes children’s books, magazine and learning products in print and digital formats, and storytelling apps in multiple countries and languages based on the Company’s branded franchises. DPW also operates Disney English, which develops and delivers an English language learning curriculum for Chinese children using Disney content in 29 learning centers in nine cities across China.
Marvel Publishing creates and publishes comic books, and graphic novel collections of comic books, principally in North America in print and digital formats. Marvel Publishing also licenses the right to publish translated versions of these comic books, principally in Europe and Latin America.
Retail
The Company markets Disney-, Marvel- and Lucasfilm-themed products through retail stores operated under the Disney Store name and through internet sites in North America (DisneyStore.com and MarvelStore.com), Western Europe and Japan. The stores, which are generally located in leading shopping malls and other retail complexes, carry a wide variety of Disney merchandise and promote other businesses of the Company. The Company currently owns and operates 220 stores in North America, 74 stores in Europe, 47 stores in Japan and 1 in China. The Company also offers retailers merchandise that it designs and develops under wholesale arrangements.
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
The Interactive segment also manages Maker Studios, Inc. (Maker), a leading network of online video content. Maker results are allocated primarily to the Media Networks and Studio Entertainment segments.
The Interactive segment generates revenue from:

•	selling of multi-platform games to retailers and distributors, the collection of fees through micro transactions in the games, and subscriptions

•	licensing content to third-party game publishers and for mobile devices; and

•	online advertising and sponsorships
Significant costs include cost of goods sold, product development, marketing expenses and distribution expenses.
In June 2015, the Company announced the combination of its Consumer Products and Interactive segments into a single segment. The Company will begin reporting the financial results of the combined segment in fiscal 2016.
Games
Interactive develops console, mobile and virtual world games, which are marketed and distributed on a worldwide basis. Disney Infinity features a game world based on Company properties that combines physical toys and story-driven gameplay. Mobile games are distributed on smartphones and tablets. Disney’s Club Penguin is an online virtual world game that contains a range of games and activities. Certain properties are also licensed to third-party video game publishers.
Other Content
Interactive licenses Disney properties and content to mobile phone carriers in Japan. In addition, Interactive develops, publishes and distributes interactive family content through a portfolio of platforms including Disney.com, Disney on YouTube and Babble.com and develop and publish apps for moms and families.
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
A decline in economic activity in the U.S. and other regions of the world in which we do business can adversely affect demand for any of our businesses, thus reducing our revenue and earnings. Past declines in economic conditions reduced spending at our parks and resorts, purchase of and prices for advertising on our broadcast and cable networks and owned stations, performance of our home entertainment releases, and purchases of Company-branded consumer products, and similar impacts can be expected should such conditions recur. A decline in economic conditions could also reduce attendance at our parks and resorts, prices that MVPDs pay for our cable programming or subscription levels for our cable programming. Recent instability in non-U.S. economies has had similar impacts on some of our U.S. operations. Economic conditions can also impair the ability of those with whom we do business to satisfy their obligations to us. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs. Changes in exchange rates for foreign currencies may reduce international demand for our products or increase our labor or supply costs in non-U.S. markets, and recent changes have reduced the U.S. dollar value of revenue we receive and expect to receive from other markets. Economic or political conditions in a country could also reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.
Changes in public and consumer tastes and preferences for entertainment and consumer products could reduce demand for our entertainment offerings and products and adversely affect the profitability of any of our businesses.
Our businesses create entertainment, travel and consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create and distribute filmed entertainment, broadcast and cable programming, online material, electronic games, theme park attractions, hotels and other resort facilities and travel experiences and consumer products that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. Many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside the U.S., and their success therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside as well as inside the U.S. Moreover, we must often invest substantial amounts in film production, broadcast and cable programming, electronic games, theme park attractions, cruise ships or hotels and other resort facilities before we learn the extent to which these products will earn consumer acceptance. If our entertainment offerings and products do not achieve sufficient consumer acceptance, our revenue from advertising sales (which are based in part on ratings for the programs in which advertisements air) or subscription fees for broadcast and cable programming and online services, from theatrical film receipts or home entertainment or electronic game sales, from theme park admissions, hotel room charges and merchandise, food and beverage sales, from sales of licensed consumer products or from sales of our other consumer products and services may decline or fail to grow to the extent we anticipate when making investment decisions and thereby adversely affect the profitability of one or more of our businesses.
Changes in technology and in consumer consumption patterns may affect demand for our entertainment products, the revenue we can generate from these products or the cost of producing or distributing products.
The media entertainment and internet businesses in which we participate increasingly depend on our ability to successfully adapt to shifting patterns of content consumption through the adoption and exploitation of new technologies. New technologies affect the demand for our products, the manner in which our products are distributed to consumers, the sources and nature of competing content offerings, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired audiences. This trend has impacted the business model for certain traditional forms of distribution, as evidenced by the industry-wide decline in ratings for broadcast television, the reduction in demand for home entertainment sales of theatrical content, the development of alternative distribution channels for broadcast and cable programming and declines in subscriber levels for certain of our networks. In order to respond to these developments, we may be required to alter our business models and there can be no assurance that we will successfully respond to these changes, that we will not experience disruption as we develop responses to the changes, or that the business models we develop will be as profitable as our current business models. As a result, the income from our entertainment offerings may decline or increase at slower rates than our historical experience or our expectations when we make investments in products.
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
We maintain information necessary to conduct our business, including confidential and proprietary information as well as personal information regarding our customers and employees, in digital form. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems in an effort to prevent intrusion, tampering and theft, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Accordingly, despite our efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely, and risks associated with each of these remain. In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where we believe appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised. If our data systems are compromised, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be injured resulting in loss of business or morale, and we may incur costs to remediate possible injury to our customers and employees or to pay fines or take other action with respect to judicial or regulatory actions arising out of the incident.
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
We face substantial competition in each of our businesses from alternative providers of the products and services we offer and from other forms of entertainment, lodging, tourism and recreational activities. We also must compete to obtain human resources, programming and other resources we require in operating our business. For example:

•
Our broadcast and cable networks, stations and online offerings compete for viewers with other broadcast, cable and satellite services as well as with home entertainment products, new sources of broadband delivered content and internet usage.

•
Our broadcast and cable networks and stations compete for the sale of advertising time with other broadcast, cable and satellite services, and internet delivered content, as well as with newspapers, magazines, billboards and radio stations.

•	Our cable networks compete for carriage of their programming with other programming providers.

•
Our studio operations, broadcast and cable networks compete to obtain creative and performing talent, sports and other programming, story properties, advertiser support and market share with other studio operations, broadcast and cable networks and new sources of broadband delivered content.

•	Our theme parks and resorts compete for guests with all other forms of entertainment, lodging, tourism and recreation activities.

•	Our studio operations compete for customers with all other forms of entertainment.

•	Our consumer products segment competes with other licensors, publishers and retailers of character, brand and celebrity names.

•	Our interactive media operations compete with other publishers of console, online and mobile games and other types of home entertainment.

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
With approximately 185,000 employees, our profitability is substantially affected by costs of pension benefits and current and postretirement medical benefits. We may experience significant increases in these costs as a result of macro-economic factors, which are beyond our control, including increases in the cost of health care. In addition, changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. These macroeconomic factors as well as a decline in the fair value of pension and postretirement medical plan assets may put upward pressure on the cost of providing pension and postretirement medical benefits and may increase future funding requirements. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.
Our results may be adversely affected if long-term programming or carriage contracts are not renewed on sufficiently favorable terms.
We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sporting events and other programs, and contracts for the distribution of our programming to content distributors. As these contracts expire, we must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose programming rights or distribution rights. Even if these contracts are renewed, the cost of obtaining programming rights may increase (or increase at faster rates than our historical experience) or programming distributors, facing pressures resulting from increased subscription fees and alternative distribution challenges, may demand terms (including pricing and the breadth of distribution) that reduce our revenue from distribution of programs (or increase revenue at slower rates than our historical experience). With respect to the acquisition of programming rights, particularly sports programming rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.
Changes in regulations applicable to our businesses may impair the profitability of our businesses.
Our broadcast networks and television stations are highly regulated, and each of our other businesses is subject to a variety of U.S. and overseas regulations. These regulations include:

•	U.S. FCC regulation of our television and radio networks, our national programming networks, and our owned television stations. See Item 1 — Business — Media Networks, Federal Regulation.

•	Federal, state and foreign privacy and data protection laws and regulations.

•	Regulation of the safety of consumer products and theme park operations.

•	Environmental protection regulations.

•
Imposition by foreign countries of trade restrictions, restrictions on the manner in which content is currently licensed and distributed, ownership restrictions, currency exchange controls or motion picture or television content requirements or quotas.

•	Domestic and international wage laws, tax laws or currency controls.
Changes in any of these regulations or regulatory activities in any of these areas may require us to spend additional amounts to comply with the regulations, or may restrict our ability to offer products and services in ways that are profitable.
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
Each of our businesses is normally subject to seasonal variations, as follows:

•
Revenues in our Media Networks segment are subject to seasonal advertising patterns and changes in viewership levels. In general, advertising revenues are somewhat higher during the fall and somewhat lower during the summer months. Affiliate fees are typically collected ratably throughout the year.

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

•
Revenues in our Consumer Products and Interactive Media segments are influenced by seasonal consumer purchasing behavior, which generally results in higher revenues during the Company’s first fiscal quarter, and by the timing and performance of theatrical releases and cable programming broadcasts.

Accordingly, if a short-term negative impact on our business occurs during a time of high seasonal demand (such as hurricane damage to our parks during the summer travel season), the effect could have a disproportionate effect on the results of that business for the year.

ITEM 1B.	Unresolved Staff Comments
The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2015 fiscal year and that remain unresolved.

ITEM 2.	Properties
The Walt Disney World Resort, Disneyland Resort and other properties of the Company and its subsidiaries are described in Item 1 under the caption Parks and Resorts. Film library properties are described in Item 1 under the caption Studio Entertainment. Television stations owned by the Company are described in Item 1 under the caption Media Networks. Retail store locations leased by the Company are described in Item 1 under the caption Consumer Products.
The Company and its subsidiaries own and lease properties throughout the world. In addition to the properties noted above, the table below provides a brief description of other significant properties and the related business segment.

Location	Property / Approximate Size	Use	Business Segment(1)
Burbank, CA	Land (52 acres) & Buildings (1,982,000 ft2)	Owned Office/Production/Warehouse	Corp/Studio/Media/CP/P&R/Interactive

Burbank, CA & surrounding cities(2)	Buildings (1,291,000 ft2)	Leased Office/Warehouse	Corp/Studio/Media/CP/ Interactive

Glendale, CA & surrounding cities(2)	Land (149 acres) & Buildings (2,756,000 ft2)	Owned Office/Warehouse (includes 255,000 ft2 sublet to third-party tenants)	Corp/Studio/Media/CP/ P&R/Interactive

Glendale, CA	Buildings (210,000 ft2)	Leased Office/Warehouse	Corp/Media/P&R

Los Angeles, CA	Land (22 acres) & Buildings (600,000 ft2)	Owned Office/Production/Technical	Media/Studio

Los Angeles, CA	Buildings (471,000 ft2)	Leased Office/Production/Technical/Theater (includes 10,000 ft2 sublet to third-party tenants)	Media/Studio

New York, NY	Land (5 acres) & Buildings (1,418,000 ft2)	Owned Office/Production/Technical	Media/Corp

New York, NY	Buildings (265,000 ft2)	Leased Office/Production/Theater/Warehouse (includes 23,000 ft2 sublet to third-party tenants)	Corp/Studio/Media/Interactive

Bristol, CT	Land (117 acres) & Buildings (1,174,000 ft2)	Owned Office/Production/Technical	Media

Bristol, CT	Buildings (512,000 ft2)	Leased Office/Warehouse/Technical	Media/Corp

Emeryville, CA	Land (20 acres) & Buildings (430,000 ft2)	Owned Office/Production/Technical	Studio

Emeryville, CA	Buildings (89,000 ft2)	Leased Office/Storage (includes 16,000 ft2 sublet to third party tenants)	Studio

San Francisco, CA	Buildings (542,000 ft2)	Leased Office/Production/Technical/Theater	Corp/Studio/Media/CP/P&R/Interactive

USA & Canada	Land and Buildings (Multiple sites and sizes)	Owned and Leased Office/ Production/Transmitter/Theaters/Warehouse	Corp/Studio/Media/CP/ P&R/Interactive

Hammersmith, England	Building (279,500 ft2)	Leased Office	Corp/Studio/Media/CP/ P&R/Interactive

Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Leased Office/Warehouse	Corp/Studio/Media/CP/ P&R/Interactive

(1)	Corp – Corporate, CP – Consumer Products, P&R – Parks and Resorts

(2)	Surrounding cities include North Hollywood, CA and Sun Valley, CA

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
At October 3, 2015, the executive officers of the Company were as follows:

Name	Age	Title	Executive Officer Since
Robert A. Iger	64	Chairman and Chief Executive Officer(1)	2000
Thomas O. Staggs	55	Chief Operating Officer(2)	2015
Alan N. Braverman	67	Senior Executive Vice President, General Counsel and Secretary	2003
Kevin A. Mayer	53	Senior Executive Vice President and Chief Strategy Officer(3)	2005
Christine M. McCarthy	60	Senior Executive Vice President and Chief Financial Officer(4)	2005
Mary Jayne Parker	54	Executive Vice President and Chief Human Resources Officer	2009

(1)	Mr. Iger was appointed Chairman of the Board and Chief Executive Officer effective March 13, 2012. He was President and Chief Executive Officer from October 2, 2005 through that date.

(2)
Mr. Staggs was appointed Chief Operating Officer effective February 5, 2015. He was previously Chairman, Walt Disney Parks and Resorts from 2010 to 2015 and Senior Executive Vice President and Chief Financial Officer of the Company from 1998 to 2010.

(3)
Mr. Mayer was appointed Senior Executive Vice President and Chief Strategy Officer effective June 30, 2015. He was previously Executive Vice President, Corporate Strategy and Business Development of the Company from 2005 to 2015.

(4)
Ms. McCarthy was appointed Senior Executive Vice President and Chief Financial Officer effective June 30, 2015. She was previously Executive Vice President, Corporate Real Estate, Alliances and Treasurer of the Company from 2000 to 2015.

PART II
ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “DIS”. The following table shows, for the periods indicated, the high and low sales prices per share of common stock as reported in the Bloomberg Financial markets services.

	Sales Price
	High	Low
2015
4th Quarter	$122.08	$90.00
3rd Quarter	115.28	104.25
2nd Quarter	108.94	90.06
1st Quarter	95.31	78.54
2014
4th Quarter	91.20	84.87
3rd Quarter	85.86	76.31
2nd Quarter	83.65	69.85
1st Quarter	74.78	63.10
On December 3, 2014, the Company declared a $1.15 per share dividend ($1.9 billion) related to fiscal 2014 for shareholders of record on December 15, 2014, which was paid on January 8, 2015.
On June 24, 2015, the Company declared a $0.66 per share dividend ($1.1 billion) for the first half of fiscal 2015 for shareholders of record on July 6, 2015, which was paid on July 29, 2015. The Board of Directors has not declared a dividend related to the last half of fiscal 2015 as of the date of this report.
As of October 3, 2015, the approximate number of common shareholders of record was 903,854.
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended October 3, 2015:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 28, 2015 – July 31, 2015	3,220,177	$116.11	3,193,500	383 million
August 1, 2015 – August 31, 2015	18,638,362	106.43	18,439,000	365 million
September 1, 2015 – October 3, 2015	9,295,725	101.60	9,259,300	355 million
Total	31,154,264	105.99	30,891,800	355 million

(1)
262,463 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)
Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On January 30, 2015, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 6. Selected Financial Data
(in millions, except per share data)

	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)
Statements of income
Revenues	$52,465	$48,813	$45,041	$42,278	$40,893
Net income	8,852	8,004	6,636	6,173	5,258
Net income attributable to Disney	8,382	7,501	6,136	5,682	4,807
Per common share
Earnings attributable to Disney
Diluted	$4.90	$4.26	$3.38	$3.13	$2.52
Basic	4.95	4.31	3.42	3.17	2.56
Dividends	1.81	0.86	0.75	0.60	0.40
Balance sheets
Total assets	$88,182	$84,141	$81,197	$74,863	$72,097
Long-term obligations	19,142	18,573	17,293	17,841	17,690
Disney shareholders’ equity	44,525	44,958	45,429	39,759	37,385
Statements of cash flows
Cash provided (used) by:
Operating activities	$10,909	$9,780	$9,452	$7,966	$6,994
Investing activities	(4,245)	(3,345)	(4,676)	(4,759)	(3,286)
Financing activities	(5,514)	(6,710)	(4,214)	(2,985)	(3,233)

(1)
The fiscal 2015 results include the write-off of a deferred tax asset as a result of the Disneyland Paris recapitalization ($0.23 per diluted share) (see Note 6 to the Consolidated Financial Statements) and restructuring and impairment charges ($0.02 per diluted share), which collectively resulted in a net adverse impact of $0.25 per diluted share.

(2)
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

(3)
During fiscal 2013, the Company completed a cash and stock acquisition for the outstanding capital stock of Lucasfilm for $4.1 billion (see Note 3 to the Consolidated Financial Statements for further discussion). In addition, results for the year include a charge related to the Celador litigation ($0.11 per diluted share), restructuring and impairment charges ($0.07 per diluted share), a charge related to an equity redemption by Hulu (Hulu Equity Redemption) ($0.02 per diluted share) (see Note 3 to the Consolidated Financial Statements), favorable tax adjustments related to an increase in the amount of prior-year foreign earnings considered to be indefinitely reinvested outside of the United States and favorable tax adjustments related to pre-tax earnings of prior years ($0.12 per diluted share) and gains in connection with the sale of our equity interest in ESPN STAR Sports and certain businesses ($0.08 per diluted share) (See Note 4 to the Consolidated Financial Statements). These items collectively resulted in a net adverse impact of $0.01 per diluted share.

(4)
The fiscal 2012 results include a non-cash gain in connection with the acquisition of a controlling interest in UTV ($0.06 per diluted share), a recovery of a previously written-off receivable from Lehman Brothers ($0.03 per diluted share), restructuring and impairment charges ($0.03 per diluted share) and costs related to the Disneyland Paris debt refinancing (rounded to $0.00 per diluted share). These items collectively resulted in a net positive benefit of $0.06 per diluted share.

(5)
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
(in millions, except per share data)

				% Change Better/(Worse)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
Services	$43,894	$40,246	$37,280	9%	8%
Products	8,571	8,567	7,761	—%	10%
Total revenues	52,465	48,813	45,041	7%	8%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(23,191)	(21,356)	(20,090)	(9)%	(6)%
Cost of products (exclusive of depreciation and amortization)	(5,173)	(5,064)	(4,944)	(2)%	(2)%
Selling, general, administrative and other	(8,523)	(8,565)	(8,365)	—%	(2)%
Depreciation and amortization	(2,354)	(2,288)	(2,192)	(3)%	(4)%
Total costs and expenses	(39,241)	(37,273)	(35,591)	(5)%	(5)%
Restructuring and impairment charges	(53)	(140)	(214)	62%	35%
Other expense, net	—	(31)	(69)	100%	55%
Interest income/(expense), net	(117)	23	(235)	nm	nm
Equity in the income of investees	814	854	688	(5)%	24%
Income before income taxes	13,868	12,246	9,620	13%	27%
Income taxes	(5,016)	(4,242)	(2,984)	(18)%	(42)%
Net income	8,852	8,004	6,636	11%	21%
Less: Net income attributable to noncontrolling interests	(470)	(503)	(500)	7%	(1)%
Net income attributable to The Walt Disney Company (Disney)	$8,382	$7,501	$6,136	12%	22%
Earnings per share attributable to Disney:
Diluted	$4.90	$4.26	$3.38	15%	26%
Basic	$4.95	$4.31	$3.42	15%	26%

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,709	1,759	1,813
Basic	1,694	1,740	1,792

Organization of Information
Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Consolidated Results and Non-Segment Items

•	Business Segment Results — 2015 vs. 2014

•	Business Segment Results — 2014 vs. 2013

•	Corporate and Unallocated Shared Expenses

•	Pension and Postretirement Medical Benefit Costs

•	Significant Developments

•	Liquidity and Capital Resources

•	Contractual Obligations, Commitments and Off Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Forward-Looking Statements
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
2015 vs. 2014
Revenues for fiscal 2015 increased 7%, or $3.7 billion, to $52.5 billion; net income attributable to Disney increased 12%, or $881 million, to $8.4 billion; and diluted earnings per share attributable to Disney (EPS) for the year increased 15%, or $0.64 to $4.90. The EPS increase in fiscal 2015 reflected improved operating performance and a decrease in the weighted average shares outstanding as a result of our share repurchase program, partially offset by the write-off of a deferred tax asset (discussed below) and lower investment gains. The current year results also include the benefit from a fifty-third week of operations due to the timing of our fiscal period end. Fiscal 2016 will include fifty-two weeks of operations. The impact of the additional week of operations was the most significant at our cable networks, domestic parks and consumer products businesses.
Revenues
Service revenues for fiscal 2015 increased 9%, or $3.7 billion, to $43.9 billion primarily due to higher MVPD fees (Affiliate Fees), volume growth and higher average guest spending at our domestic parks and resorts, higher SVOD sales of our television and film properties, an increase in merchandise licensing and advertising revenue growth. These increases were partially offset by an adverse impact from foreign currency translation due to the strengthening of the U.S. dollar against major currencies.
Product revenues for fiscal 2015 were comparable to the prior year as higher food, beverage and merchandise volumes and average guest spending at our domestic parks and resorts and increased revenues at our retail business were offset by lower worldwide home entertainment and console game volumes and an adverse impact from foreign currency translation due to the strengthening of the U.S. dollar against major currencies.
Costs and expenses
Cost of services for fiscal 2015 increased 9%, or $1.8 billion, to $23.2 billion primarily due to higher sports programming costs, inflation and operations support costs at our domestic parks and resorts, partially offset by a favorable impact from foreign currency translation due to the strengthening of the U.S. dollar against major currencies.
Cost of products for fiscal 2015 increased 2%, or $109 million, to $5.2 billion driven by volume growth at domestic parks and resorts and our retail business and inflation at our domestic parks and resorts. These increases were partially offset by lower home entertainment and console game unit sales and the impact from foreign currency translation due to the strengthening of the U.S. dollar against major currencies.
Selling, general, administrative and other costs were comparable to the prior year as higher labor costs driven by the ABC Television Network, ESPN and Corporate and higher information technology costs at domestic parks and resorts were offset by lower marketing costs and the impact from foreign currency translation due to the strengthening of the U.S. dollar against major currencies. The decrease in marketing costs was due to lower spending for theatrical and home entertainment marketing, partially offset by increases at ABC, ESPN and our merchandise licensing business.

Depreciation and amortization costs increased 3%, or $66 million, to $2.4 billion driven by new theme park attractions and, to a lesser extent, new broadcast facilities and equipment, partially offset by the impact from foreign currency translation due to the strengthening of the U.S. dollar against the euro.
Restructuring and Impairment Charges
The Company recorded $53 million and $140 million of restructuring and impairment charges in fiscal years 2015 and 2014, respectively. Charges in fiscal 2015 were primarily due to a contract termination and severance. Charges in 2014 were primarily due to severance costs across various of our segments and radio FCC license impairments, which were determined in connection with a plan to sell Radio Disney stations.
Other Expense, net
Other expense, net is as follows (see Note 4 to the Consolidated Financial Statements):

(in millions)	2015	2014
Venezuelan foreign currency translation loss	$—	$(143)
Gain on sale of property and other	—	112
Other expense, net	$—	$(31)
Interest Income/(Expense), net
Interest income/(expense), net is as follows:

(in millions)	2015	2014	% Change Better/(Worse)
Interest expense	$(265)	$(294)	10%
Interest and investment income	148	317	(53)%
Interest income/(expense), net	$(117)	$23	nm
The decrease in interest expense was due to higher capitalized interest driven by the continued development of the Shanghai Disney Resort and lower average debt balances, partially offset by the impact of an additional week and higher effective interest rates.
The decrease in interest and investment income was due to lower gains on sales of investments and income on late payments recognized in the prior year in connection with the settlement of an affiliate contract dispute.
Equity in the Income of Investees
Equity in the income of investees decreased 5%, or $40 million, to $0.8 billion primarily due to a decrease at Hulu, partially offset by an increase at A&E.
Effective Income Tax Rate

	2015	2014	Change Better/(Worse)
Effective income tax rate	36.2%	34.6%	(1.6)	ppt
The increase in the effective income tax rate was primarily due to a write-off of a $399 million deferred income tax asset as a result of the increase in the Company’s ownership of Euro Disney S.C.A. in connection with the Disneyland Paris recapitalization. This increase was partially offset by a benefit from an increase in earnings from foreign operations indefinitely reinvested outside the United States, which are subject to tax rates lower than the federal statutory income tax rate.

Noncontrolling Interests
Net income attributable to noncontrolling interests for the year decreased $33 million to $470 million due to lower operating results at Hong Kong Disneyland Resort and higher pre-opening expenses at Shanghai Disney Resort, partially offset by an increase at Disneyland Paris. The increase at Disneyland Paris was driven by higher net income, partially offset by the impact of the Company’s change in ownership interest.
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
Revenues
Service revenues for fiscal 2014 increased 8%, or $3.0 billion, to $40.2 billion driven by the strong worldwide theatrical performance of Frozen, higher Affiliate Fees at ESPN, Broadcasting and the domestic Disney Channels, increased average guest spending for admissions and occupancy at our domestic parks and resorts operations, higher advertising revenues at ESPN and an increase in merchandise licensing revenue driven by Frozen and Disney Channel properties.
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
Restructuring and Impairment Charges
The Company recorded $214 million of restructuring and impairment charges in fiscal 2013 for severance, contract and lease terminations and intangible and other asset impairments.
Other Expense, net
Other expense, net is as follows (see Note 4 to the Consolidated Financial Statements):

(in millions)	2014	2013
Venezuelan foreign currency translation loss	$(143)	$—
Celador litigation charge	—	(321)
Gain on sale of equity interest in ESPN STAR Sports (ESS)	—	219
Gain on sale of property and other	112	33
Other expense, net	$(31)	$(69)

Interest Income/(Expense), net
Interest income/(expense), net is as follows:

(in millions)	2014	2013	% Change Better/(Worse)
Interest expense	$(294)	$(349)	16%
Interest and investment income	317	114	>100%
Interest income/(expense), net	$23	$(235)	nm
The decrease in interest expense was due to lower effective interest rates, partially offset by higher average debt balances.
The increase in interest and investment income was primarily due to gains on sales of investments. Interest income also benefited from income on late payments recognized in connection with the settlement of an affiliate contract dispute.
Equity in the Income of Investees
Equity in the income of investees increased 24%, or $166 million, to $0.9 billion driven by the absence of a charge in the prior year for our share of expense related to an equity redemption at Hulu LLC (Hulu Equity Redemption).
Effective Income Tax Rate

	2014	2013	Change Better/(Worse)
Effective income tax rate	34.6%	31.0%	(3.6)	ppt
The increase in the effective income tax rate was primarily due to tax benefits recognized in fiscal 2013, which included an increase in prior-year earnings from foreign operations indefinitely reinvested outside the United States, which are subject to tax rates lower than the federal statutory income tax rate.
Noncontrolling Interests
Net income attributable to noncontrolling interests for the year increased $3 million to $503 million driven by improved operating results at Hong Kong Disneyland Resort, partially offset by a lower impact related to ESPN driven by after-tax gains recognized in fiscal 2013 on the sales of ESS and the ESPN UK business.
Certain Items Impacting Comparability
Results for fiscal 2015 were impacted by the following:

•
A non-cash charge in connection with the write-off of a deferred tax asset as a result of the increase in the Company’s ownership of Euro Disney S.C.A. in connection with the Disneyland Paris recapitalization ($399 million). See Note 6 to the Consolidated Financial Statements for further discussion

•	Restructuring and impairment charges totaling $53 million
Results for fiscal 2014 were impacted by the following:

•	A Venezuelan foreign currency translation loss of $143 million

•	Restructuring and impairment charges totaling $140 million

•	A $77 million gain on the sale of a property

•	Income of $29 million representing a portion of a settlement of an affiliate contract dispute
Results for fiscal 2013 were impacted by the following:

•	A $321 million charge related to the Celador litigation

•	Restructuring and impairment charges totaling $214 million

•	A $55 million charge for our share of expense related to the Hulu Equity Redemption. See Note 3 to the Consolidated Financial Statements for further discussion

•	A $219 million gain on the sale of our 50% interest in ESS and gains of $33 million on the sale of certain businesses

•
A tax benefit related to an increase in the amount of prior-year foreign earnings considered to be indefinitely reinvested outside of the United States and favorable tax adjustments related to pre-tax earnings in prior years, which together totaled $207 million

A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)	After-Tax Income/(Loss)	EPS Favorable/(Adverse) (1)
Year Ended October 3, 2015:
Write-off of deferred tax asset(2)	$—	$(399)	$(399)	$(0.23)
Restructuring and impairment charges	(53)	20	(33)	(0.02)
Total	$(53)	$(379)	$(432)	$(0.25)

Year Ended September 27, 2014:
Venezuela foreign currency translation loss(3)	$(143)	$53	$(90)	$(0.05)
Restructuring and impairment charges	(140)	48	(92)	(0.05)
Gain on sale of property(3)	77	(28)	49	0.03
Settlement income(3)	29	(11)	18	0.01
Other(3)	6	(2)	4	—
Total	$(171)	$60	$(111)	$(0.06)

Year Ended September 28, 2013:
Celador litigation charge(3)	$(321)	$119	$(202)	$(0.11)
Restructuring and impairment charges	(214)	78	(136)	(0.07)
Hulu Equity Redemption charge(4)	(55)	20	(35)	(0.02)
Gain on sale of businesses and equity interest in ESS(3)	252	(48)	204	0.08
Favorable tax adjustments	—	207	207	0.12
Total	$(338)	$376	$38	$(0.01)

(1)	EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.

(2)	See Notes 6 and 9 to the Consolidated Financial Statements for discussion.

(3)	Recorded in "Other expense, net" in the Consolidated Statements of Income. See Note 4 to the Consolidated Financial Statements.

(4)	See Note 3 to the Consolidated Financial Statements for discussion of the Hulu Equity Redemption Charge.
BUSINESS SEGMENT RESULTS — 2015 vs. 2014
Below is a discussion of the major revenue and expense categories for our business segments. Costs and expenses for each segment consist of operating expenses, selling, general, administrative and other costs and depreciation and amortization. Selling, general, administrative and other costs include third-party and internal marketing expenses.
Our Media Networks segment generates revenue from affiliate fees, ad sales and other revenues, which include the sale and distribution of television programming. Significant operating expenses include amortization of programming, production, participations and residuals costs, technical support costs, operating labor and distribution costs.
Our Parks and Resorts segment generates revenue from the sale of admissions to theme parks, the sale of food, beverage and merchandise, charges for room nights at hotels, sales of cruise vacation packages and sales and rentals of vacation club properties. Significant operating expenses include operating labor, infrastructure costs, costs of sales and other operating expenses. Infrastructure costs include repairs and maintenance, information systems expense, utilities, property taxes, insurance and transportation and other operating expenses include costs for such items as supplies, commissions and entertainment offerings.
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
Our Consumer Products segment generates revenue from licensing characters from our film, television and other properties to third parties for use on consumer merchandise, publishing children’s books and magazines and comic books, operating retail stores and internet shopping sites, the sale of merchandise to retailers and operating English language learning centers. Significant operating expenses include cost of goods sold and distribution expenses, operating labor and retail occupancy costs.
Our Interactive segment generates revenue from the development and sale of multi-platform games, micro transactions for and subscriptions to online and mobile games, licensing content for Disney-branded mobile phones in Japan, and online advertising and sponsorships. We also license our properties to third-party game publishers. Significant operating expenses include cost of goods sold, product development and distribution expense.

				% Change Better/(Worse)
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
Media Networks	$23,264	$21,152	$20,356	10%	4%
Parks and Resorts	16,162	15,099	14,087	7%	7%
Studio Entertainment	7,366	7,278	5,979	1%	22%
Consumer Products	4,499	3,985	3,555	13%	12%
Interactive	1,174	1,299	1,064	(10)%	22%
	$52,465	$48,813	$45,041	7%	8%
Segment operating income (loss):
Media Networks	$7,793	$7,321	$6,818	6%	7%
Parks and Resorts	3,031	2,663	2,220	14%	20%
Studio Entertainment	1,973	1,549	661	27%	>100%
Consumer Products	1,752	1,356	1,112	29%	22%
Interactive	132	116	(87)	14%	nm
	$14,681	$13,005	$10,724	13%	21%
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

				% Change Better/(Worse)
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Segment operating income	$14,681	$13,005	$10,724	13%	21%
Corporate and unallocated shared expenses	(643)	(611)	(531)	(5)%	(15)%
Restructuring and impairment charges	(53)	(140)	(214)	62%	35%
Other expense, net	—	(31)	(69)	100%	55%
Interest income/(expense), net	(117)	23	(235)	nm	nm
Hulu Equity Redemption charge	—	—	(55)	nm	100%
Income before income taxes	$13,868	$12,246	$9,620	13%	27%

Media Networks
Operating results for the Media Networks segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	October 3, 2015	September 27, 2014
Revenues
Affiliate Fees	$12,029	$10,632	13%
Advertising	8,361	8,031	4%
TV/SVOD distribution and other	2,874	2,489	15%
Total revenues	23,264	21,152	10%
Operating expenses	(13,150)	(11,794)	(11)%
Selling, general, administrative and other	(2,869)	(2,643)	(9)%
Depreciation and amortization	(266)	(250)	(6)%
Equity in the income of investees	814	856	(5)%
Operating Income	$7,793	$7,321	6%
Revenues
The 13% increase in Affiliate Fee revenue was due to an increase of 8% from higher contractual rates, 3% from an increase in subscribers, 2% from the benefit of an additional week of operations, and 1% from new contractual provisions. These increases were partially offset by a decrease of 2% due to an unfavorable impact from foreign currency translation as a result of the strengthening of the U.S. dollar against major currencies. The increase in subscribers was due to the launch of the SEC Network in the fourth quarter of the prior year, partially offset by a decline in subscribers at certain of our cable networks.
The 4% increase in advertising revenues was due to an increase of $206 million at Cable Networks, from $4,128 million to $4,334 million, and an increase of $124 million at Broadcasting, from $3,903 million to $4,027 million. The increase at Cable Networks was due to a 6% increase from units sold, a 3% increase from rates and 1% from the benefit of an additional week of operation, partially offset by a 6% decrease from ratings. The increase at Broadcasting was due to a 2% increase from network rates and a 2% increase from an additional week of operations.
TV/SVOD distribution and other revenue increased $385 million from $2,489 million to $2,874 million due to higher SVOD sales in the current year.
Costs and Expenses
Operating expenses include programming and production costs, which increased $1,149 million from $10,229 million to $11,378 million. At Cable Networks, programming and production costs increased $868 million due to higher rights costs for NFL programming (including a wild card playoff game) and college football, and the addition of the SEC Network, partially offset by the end of the NASCAR contract in the first quarter of the current year. At Broadcasting, programming and production costs increased $281 million primarily due to higher program sales and programming costs for an additional week of operations.
Selling, general, administrative and other costs increased $226 million from $2,643 million to $2,869 million driven by higher labor and marketing costs.
Equity in the Income of Investees
Income from equity investees decreased $42 million from $856 million to $814 million primarily due to a decrease at Hulu driven by higher programming and marketing costs, partially offset by an increase at A&E. The increase at A&E was due to lower programming and marketing costs, partially offset by a decrease in advertising revenue.
Segment Operating Income
Segment operating income increased 6%, or $472 million, to $7,793 million due to increases at the Disney Channels, ESPN, the owned television stations and the ABC Television Network.

The following table provides supplemental revenue and operating income detail for the Media Networks segment:

	Year Ended		% Change Better / (Worse)
(in millions)	October 3, 2015	September 27, 2014
Revenues
Cable Networks	$16,581	$15,110	10%
Broadcasting	6,683	6,042	11%
	$23,264	$21,152	10%
Segment operating income
Cable Networks	$6,787	$6,467	5%
Broadcasting	1,006	854	18%
	$7,793	$7,321	6%
Restructuring and impairment charges and Other expense, net
The Company recorded charges of $62 million, $78 million and $85 million related to Media Networks for fiscal years 2015, 2014 and 2013, respectively, that were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income. The charges in fiscal 2015 were due to a contract termination and severance. The charges in fiscal 2014 were due to radio FCC license and investment impairments and severance. The charges in fiscal 2013 were primarily for severance and contract settlement costs.
The Company recorded a $100 million loss related to Cable Networks in fiscal 2014 resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in "Other expense, net" in the Consolidated Statements of Income.
Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	October 3, 2015	September 27, 2014
Revenues
Domestic	$13,611	$12,329	10%
International	2,551	2,770	(8)%
Total revenues	16,162	15,099	7%
Operating expenses	(9,730)	(9,106)	(7)%
Selling, general, administrative and other	(1,884)	(1,856)	(2)%
Depreciation and amortization	(1,517)	(1,472)	(3)%
Equity in the loss of investees	—	(2)	100%
Operating Income	$3,031	$2,663	14%
Revenues
Parks and Resorts revenues increased 7%, or $1.1 billion, to $16.2 billion due to an increase of $1.3 billion at our domestic operations, partially offset by a decrease of $219 million at our international operations.
Revenue growth of 10% at our domestic operations reflected increases of 5% from higher volumes and 5% from higher average guest spending. Higher volumes were due to attendance growth and higher occupied room nights. Increased guest spending was primarily due to higher average ticket prices for admissions at our theme parks and for sailings at our cruise line, increased food, beverage and merchandise spending and higher average hotel room rates. Revenues also benefited from an additional week of operations in the current year.
Revenues at our international operations reflected an 11% decrease from foreign currency translation, partially offset by a 4% increase from higher average guest spending. Guest spending growth was due to higher food, beverage and merchandise spending, an increase in average ticket prices and higher average hotel room rates. Volumes at our international operations were essentially flat, as higher attendance and occupied room nights at Disneyland Paris were offset by lower attendance and occupied room nights at Hong Kong Disneyland Resort.

The following table presents supplemental attendance, per capita theme park guest spending and hotel statistics:

	Domestic		International (2)		Total
	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2015	Fiscal Year 2014
Parks
Increase/ (decrease)
Attendance	7%	3%	—%	(3)%	5%	1%
Per Capita Guest Spending	4%	7%	5%	7%	4%	7%
Hotels (1)
Occupancy	87%	83%	79%	78%	86%	82%
Available Room Nights (in thousands)	10,644	10,470	2,473	2,466	13,117	12,936
Per Room Guest Spending	$295	$280	$335	$328	$302	$289

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2014 average foreign exchange rate. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.15, $1.36 and $1.31 for fiscal years 2015, 2014 and 2013, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased $347 million from $4,233 million to $4,580 million, cost of sales, which increased $80 million from $1,425 million to $1,505 million, and infrastructure costs, which increased $27 million from $1,854 million to $1,881 million. The increase in operating labor was due to inflation, higher employee benefit costs and increased labor hours. The increase in employee benefit costs included higher pension and postretirement medical costs. The increase in labor hours was driven by higher volumes and new guest offerings, such as the 60th Anniversary Celebration at Disneyland Resort. Higher cost of sales was due to volume growth and inflation. Infrastructure cost increases were driven by higher information technology expense and operations support costs, partially offset by costs incurred in the prior year in connection with the launch of MyMagic+. Other operating expenses, which include costs for such items as supplies, commissions and entertainment offerings, increased primarily due to inflation, higher operations support costs and pre-opening costs for Shanghai Disney Resort. Operating expenses included a 2% decrease from foreign currency translation due to the strengthening of the U.S. dollar against the euro, partially offset by a 2% increase as a result of an additional week of operations, both of which had similar impacts on operating labor, cost of sales and infrastructure costs.
Selling, general, administrative and other costs increased $28 million from $1,856 million to $1,884 million primarily due to information technology initiatives, partially offset by the impact of foreign currency translation due to the strengthening of the U.S. dollar against the euro.
The increase in depreciation and amortization was driven by new attractions, partially offset by the impact of foreign currency translation due to the strengthening of the U.S. dollar against the euro.
Segment Operating Income
Segment operating income increased 14%, or $368 million, to $3.0 billion due to growth at our domestic operations, partially offset by a decrease at our international operations.

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	October 3, 2015	September 27, 2014
Revenues
Theatrical distribution	$2,321	$2,431	(5)%
Home entertainment	1,799	2,094	(14)%
TV/SVOD distribution and other	3,246	2,753	18%
Total revenues	7,366	7,278	1%
Operating expenses	(3,050)	(3,137)	3%
Selling, general, administrative and other	(2,204)	(2,456)	10%
Depreciation and amortization	(139)	(136)	(2)%
Operating Income	$1,973	$1,549	27%
 Revenues
The 5% decrease in theatrical distribution revenue was due to unfavorable foreign currency translation impacts driven by the strengthening of the U.S. dollar against major currencies and the impact of having no DreamWorks titles in the current year compared to four in the prior year. These decreases were partially offset by the performance of Inside Out and Big Hero 6 in the current year compared to Frozen and Planes: Fire and Rescue in the prior year, as well as one additional Disney live-action release in the current year. Significant Disney live-action releases in the current year included Cinderella and Into the Woods, whereas the prior year included Maleficent. The performance of Marvel’s Avengers: Age of Ultron and Marvel’s Ant-Man in the current year was comparable to the prior-year performance of Marvel’s Guardians of the Galaxy, Marvel’s Captain America: The Winter Soldier and Marvel’s Thor: The Dark World.
The 14% decrease in home entertainment revenue was due to decreases of 9% from lower unit sales and 4% from lower average net effective pricing, both of which reflected the strong performance of Frozen in the prior year. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.
The 18% increase in TV/SVOD distribution and other revenue was due to increases of 9% from higher revenue share with the Consumer Products segment due to the success of merchandise based on Frozen and 7% from TV/SVOD distribution. TV/SVOD distribution revenue growth was primarily due to worldwide pay television, which included the benefit of more titles available domestically and sales of Star Wars titles internationally, and international SVOD sales.
Costs and Expenses
Operating expenses include a decrease of $12 million in film cost amortization, from $1,802 million to $1,790 million, primarily due to decreased film cost impairments, partially offset by the impact of higher revenues and a higher average film cost amortization rate for theatrical releases in the current year due to the success of Frozen in the prior year. Operating expenses also include cost of goods sold and distribution costs, which decreased $75 million, from $1,335 million to $1,260 million due to lower home entertainment per unit costs and unit sales.
Selling, general, administrative and other costs decreased $252 million from $2,456 million to $2,204 million due to lower theatrical and home entertainment marketing expense. Lower theatrical marketing expense was primarily due to four DreamWorks titles in release in the prior year compared to none in the current year and the impact of foreign currency translation. The decrease in home entertainment marketing expense was driven by spending on Monsters University in the prior year compared to no Pixar title in the current year.
Segment Operating Income
Segment operating income increased $424 million to $2.0 billion due to higher revenue share with the Consumer Products segment, increases in TV/SVOD and theatrical distribution and lower film cost impairments, partially offset by a decrease in home entertainment.
Restructuring and impairment charges and Other expense, net
The Company recorded charges of $0, $7 million and $18 million related to Studio Entertainment for fiscal years 2015, 2014 and 2013, respectively, that were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income. The charges in fiscal 2013 were primarily for severance costs.

The Company recorded a $31 million loss related to Studio Entertainment in fiscal 2014 resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in "Other expense, net" in the Consolidated Statements of Income.
Consumer Products
Operating results for the Consumer Products segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	October 3, 2015	September 27, 2014
Revenues
Licensing and publishing	$2,882	$2,538	14%
Retail and other	1,617	1,447	12%
Total revenues	4,499	3,985	13%
Operating expenses	(1,753)	(1,683)	(4)%
Selling, general, administrative and other	(835)	(778)	(7)%
Depreciation and amortization	(159)	(168)	5%
Operating Income	$1,752	$1,356	29%
Revenues
The 14% increase in licensing and publishing revenues was driven by a 13% increase from our merchandise licensing business due to the performance of merchandise based on Frozen, Avengers and Star Wars classic, partially offset by unfavorable foreign currency translation impacts due to the strengthening of the U.S. dollar against major currencies.
The 12% increase in retail and other revenue was driven by a 10% increase from our retail business, due to comparable store and online sales growth in our key markets, growth in our wholesale distribution business and the benefit of an additional week of operations, partially offset by unfavorable foreign currency translation.
Costs and Expenses
Operating expenses include an increase of $93 million in cost of goods sold, from $680 million to $773 million due to higher sales at our retail business, partially offset by the impact of foreign currency translation. Operating expenses also include labor, distribution and occupancy costs, which decreased $17 million from $870 million to $853 million. The decrease was due to lower third-party royalty expense at our merchandise licensing business and the impact of foreign currency translation, partially offset by higher labor and distribution costs at our retail business.
Selling, general, administrative and other costs increased $57 million from $778 million to $835 million primarily due to higher marketing costs.
Segment Operating Income
Segment operating income increased 29% to $1.8 billion due to an increase at our merchandise licensing business and, to a lesser extent, at our retail business.
Restructuring and impairment charges and Other expense, net
The Company recorded charges of $0, $0 and $49 million related to Consumer Products for fiscal years 2015, 2014 and 2013, respectively, that were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income. The charges in fiscal 2013 were primarily due to severance costs.
The Company recorded a $16 million loss related to Consumer Products in fiscal 2014 resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in "Other expense, net" in the Consolidated Statements of Income.

Interactive
Operating results for the Interactive segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	October 3, 2015	September 27, 2014
Revenues
Games	$968	$1,056	(8)%
Other content	206	243	(15)%
Total revenues	1,174	1,299	(10)%
Operating expenses	(681)	(700)	3%
Selling, general, administrative and other	(337)	(460)	27%
Depreciation and amortization	(24)	(23)	(4)%
Operating Income	$132	$116	14%
Revenues
Games revenues decreased $88 million from $1,056 million to $968 million due to decreases of 7% from sales of console games and 2% from lower Club Penguin subscribers, partially offset by an increase of 2% from mobile games. The decrease in sales of console games was due to lower unit sales of catalog titles and Disney Infinity and lower licensing revenues reflecting the performance of Lego Marvel Super Heroes in the prior year. The increase at our mobile games business was driven by the success of Tsum Tsum, Star Wars Commander, Marvel Universe titles and Knights of the Old Republic, partially offset by lower performance of catalog titles and Avengers Alliance.
Revenue from other content decreased $37 million from $243 million to $206 million due to unfavorable foreign currency translation impacts due to the strengthening of the U.S. dollar against the Japanese yen, a decrease at our mobile phone business in Japan driven by lower subscriptions, and lower online advertising revenues.
Costs and Expenses
Operating expenses include a $4 million increase in cost of sales from $418 million to $422 million and a $23 million decrease in product development from $282 million to $259 million. The increase in cost of sales was primarily due to higher per unit costs for Disney Infinity, which included the impact of inventory obsolescence charges, and a higher cost mix of Disney Infinity products sold, partially offset by lower unit sales of console games catalog titles. Lower product development costs were due to fewer titles in development and the benefit of previous restructuring activities.
Selling, general, administrative and other costs decreased $123 million from $460 million to $337 million driven by lower marketing and selling costs. The decrease was primarily due to our mobile phone business in Japan and our mobile games business due to fewer titles in release.
Segment Operating Income
Segment operating results improved from $116 million to $132 million primarily due to growth at our mobile games business partially offset by a decrease at our console games business.
Restructuring and Impairment Charges
The Company recorded credits of $4 million and charges of $44 million and $11 million related to Interactive for fiscal years 2015, 2014 and 2013, respectively. Charges in fiscal year 2014 were primarily due to severance costs. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

BUSINESS SEGMENT RESULTS – 2014 vs. 2013
Media Networks
Operating results for the Media Networks segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 27, 2014	September 28, 2013
Revenues
Affiliate Fees	$10,632	$10,018	6%
Advertising	8,031	7,923	1%
TV/SVOD distribution and other	2,489	2,415	3%
Total revenues	21,152	20,356	4%
Operating expenses	(11,794)	(11,261)	(5)%
Selling, general, administrative and other	(2,643)	(2,768)	5%
Depreciation and amortization	(250)	(251)	—%
Equity in the income of investees	856	742	15%
Operating Income	$7,321	$6,818	7%
Revenues
The 6% increase in Affiliate Fee revenue was due to an increase of 8% from higher contractual rates and an increase of 1% from an increase in subscribers, partially offset by a decrease of 2% due to the sale of our ESPN UK business in the fourth quarter of fiscal 2013 and a decrease of 1% due to unfavorable foreign currency translation impacts. The increase in subscribers was driven by international subscriber growth and the launch of the SEC Network, partially offset by a decline in domestic subscribers.
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
TV/SVOD distribution and other revenue increased $74 million from $2,415 million to $2,489 million driven by the inclusion of revenues from Maker Studios, Lucasfilm SVOD sales and higher international program syndication fees at ESPN.
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
Selling, general, administrative and other costs decreased $125 million from $2,768 million to $2,643 driven by lower marketing and labor costs. Marketing costs declined at the domestic Disney Channels and ESPN, partially offset by an increase at the international Disney Channels driven by a new channel in Germany that was launched in January 2014 and higher affiliate support in Latin America. Lower marketing costs at the domestic Disney Channels reflected decreased affiliate marketing support including the absence of fiscal 2013 costs to launch the Watch Disney Channel apps. The decrease at ESPN was due to the sale of the ESPN UK business. The reduction in labor costs was driven by lower pension costs.
Equity in the Income of Investees
Income from equity investees increased $114 million from $742 million to $856 million primarily due to an increase at
A&E driven by higher advertising and affiliate revenues.

Segment Operating Income
Segment operating income increased 7%, or $503 million, to $7,321 million due to increases at ESPN, the domestic Disney Channels, A&E, ABC Family, the owned television stations and the ABC Television Network, partially offset by a decrease at the international Disney Channels.
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

(2)
Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2013 average foreign currency exchange rate. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.36, $1.31 and $1.30 for fiscal years 2014, 2013 and 2012, respectively.

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
Selling, general, administrative and other costs decreased $104 million from $1,960 million to $1,856 million due to the absence of development costs for MyMagic+, partially offset by higher marketing and sales costs and higher pre-opening costs at Shanghai Disney Resort. In fiscal 2014, costs for MyMagic+ were included in operating expenses as MyMagic+ has been made available to guests. Higher marketing and sales costs were driven by marketing for new guest offerings.
The increase in depreciation and amortization was due to MyMagic+.
Segment Operating Income
Segment operating income increased 20%, or $443 million, to $2,663 million due to growth at our domestic operations, partially offset by a decrease at Disneyland Paris.
Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 27, 2014	September 28, 2013
Revenues
Theatrical distribution	$2,431	$1,870	30%
Home entertainment	2,094	1,750	20%
TV/SVOD distribution and other	2,753	2,359	17%
Total revenues	7,278	5,979	22%
Operating expenses	(3,137)	(3,012)	(4)%
Selling, general, administrative and other	(2,456)	(2,145)	(14)%
Depreciation and amortization	(136)	(161)	16%
Operating Income	$1,549	$661	>100%

Revenues
The increase in theatrical distribution revenue was due to the performance of Frozen in fiscal 2014. The benefit of three Marvel titles and Maleficent in fiscal 2014 was essentially offset by one Marvel title, the animated titles Monsters University and Wreck-It Ralph, and Oz The Great And Powerful in fiscal 2013.
Growth in home entertainment revenue reflected a 13% increase from higher unit sales and a 9% increase from higher average net effective pricing. Growth in unit sales was due to sales of new releases reflecting the performance of Frozen. Higher pricing was primarily due to an increase in the fiscal 2014 sales mix of new releases, which have a higher relative sales price compared to catalog titles. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns. Other significant titles in release included Monsters University, Marvel’s Thor: The Dark World, Planes and Marvel’s Captain America 2: The Winter Soldier in fiscal 2014 compared to Brave, Wreck-It Ralph, Marvel’s Iron Man 3, Oz The Great And Powerful and Marvel’s The Avengers in fiscal 2013.
Higher TV/SVOD distribution and other revenue reflected an increase of 16% from other revenues due to an increase at Lucasfilm’s special effects business driven by higher volume and inclusion of a full year of results (Lucasfilm was acquired in December 2012), higher stage play revenues due to more productions in fiscal 2014 and higher music distribution revenues reflecting the success of the Frozen soundtrack.
Cost and Expenses
Operating expenses include a decrease of $4 million in film cost amortization, from $1,806 million to $1,802 million, driven by a lower average amortization rate due to the success of Frozen compared to titles in fiscal 2013, which was essentially offset by the impact of higher revenues. Operating expenses also include distribution costs and cost of goods sold, which increased $129 million, from $1,206 million to $1,335 million. The increase was driven by higher revenues from Lucasfilm’s special effects business, more stage play productions and increased music sales, partially offset by a decrease at home entertainment. Lower home entertainment distribution costs and cost of goods sold were primarily due to lower average per unit costs, which included the benefit of cost saving initiatives, partially offset by an increase in units sold.
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
Revenues
The 13% increase in licensing and publishing revenues was due to a 12% increase from our merchandise licensing business driven by performance of merchandise based on Frozen, Disney Channel, Mickey and Minnie, Planes and Spider-Man, partially offset by lower earned revenue from Cars and Monsters merchandise.

The 11% increase in retail and other revenue was due to comparable store retail sales growth in our key markets, higher online sales in North America and Europe and a new wholesale distribution business in North America, which launched in the fourth quarter of fiscal 2013. These increases were partially offset by a decrease from store closures in Europe.
Costs and Expenses
Operating expenses include an increase of $39 million in cost of goods sold, from $641 million to $680 million, due to higher sales at our retail business including the wholesale distribution business in North America. Operating expenses also include labor, distribution and occupancy costs, which increased $60 million from $810 million to $870 million. The increase was primarily due to higher third-party royalty expense at our merchandise licensing business and higher labor and distribution costs at our retail business.
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
Revenues
Games revenues grew $244 million from $812 million to $1,056 million due to increases of 24% from sales of console games and 10% from mobile games. The increase in sales of console games was due to the success of the Disney Infinity franchise, partially offset by the performance of Epic Mickey 2 in fiscal 2013. Fiscal 2014 benefited from the launch of Disney Infinity 2.0 on September 23, 2014 and higher sales of Disney Infinity 1.0, which was launched on August 18, 2013. The increase in mobile games revenue was driven by performance of Tsum Tsum and Frozen Free Fall, partially offset by a decrease as a result of discontinued games.
Revenue from other content decreased $9 million from $252 million to $243 million primarily due to the expiration of a distribution contract in fiscal 2014 and lower online advertising revenues, partially offset by an increase in revenue at our mobile phone business in Japan. The increase in revenue at our mobile phone business in Japan was due to higher handset sales.
Costs and Expenses
Operating expenses include an $86 million increase in cost of sales from $332 million to $418 million, partially offset by a $44 million decrease in product development from $326 million to $282 million. The increase in cost of sales was due to higher Disney Infinity sales volume, partially offset by fewer units sold of other titles. Lower product development costs reflected fewer titles in development and the benefit of restructuring activities.
The decrease in depreciation and amortization was driven by lower amortization of intangible assets.

Segment Operating Income/(Loss)
Segment operating results improved from a loss of $87 million to income of $116 million due to growth at our games business and higher licensing fees from our mobile phone business in Japan.
CORPORATE AND UNALLOCATED SHARED EXPENSES
Corporate and unallocated shared expenses are as follows:

				% Change Better/(Worse)
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Corporate and unallocated shared expenses	$(643)	$(611)	$(531)	(5)%	(15)%
Corporate and unallocated shared expenses in fiscal 2015 increased $32 million from fiscal 2014 due to higher labor costs.
Corporate and unallocated shared expenses in fiscal 2014 increased $80 million from fiscal 2013 due to higher incentive compensation costs and charitable contributions.
PENSION AND POSTRETIREMENT MEDICAL BENEFIT COSTS
Pension and postretirement medical benefit plan costs affect results in all of our segments, with approximately 40% of these costs being borne by the Parks and Resorts segment. The Company recognized pension and postretirement medical benefit plan expenses of $457 million, $309 million and $698 million for fiscal years 2015, 2014 and 2013, respectively. The increase in fiscal 2015 was driven by a decrease in the assumed discount rate used to measure the present value of plan obligations. The assumed discount rate reflects market rates for high-quality corporate bonds currently available and was determined by considering the average of yield curves constructed from a large population of high-quality corporate bonds. The resulting discount rate reflects the matching of the plans’ liability cash flows to the yield curves.
In fiscal 2016, we expect pension and postretirement medical costs to decrease by $137 million to approximately $320 million. The decrease is primarily due to a change in our approach to measuring service and interest costs. For fiscal 2015, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For fiscal 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations nor the funded status of our plans.
In fiscal 2015, the underfunded status of our plans increased from $3.5 billion to $4.0 billion and the unrecognized pension and postretirement medical expense increased to $3.9 billion ($2.5 billion after tax) from $3.5 billion ($2.2 billion after tax) as the actual return on plan assets was below our assumed long-term rate of return. If our future investment returns do not exceed our long-term expected returns and/or discount rates do not increase, a significant portion of the unrecognized expense will be recognized as a net actuarial loss in our income statement over approximately the next 9 years. See Note 10 to the Consolidated Financial Statements for further details of the impacts of our pension and postretirement medical plans on our financial statements.
During fiscal 2015, the Company contributed $385 million to its pension and postretirement medical plans. The Company currently expects pension and postretirement medical plan contributions in fiscal 2016 to total approximately $900 million to $950 million. Final minimum funding requirements for fiscal 2016 will be determined based on our January 1, 2016 funding actuarial valuation, which will be available in late fiscal 2016. See “Item 1A – Risk Factors” for the impact of factors affecting pension and postretirement medical costs.

SIGNIFICANT DEVELOPEMENTS
Impact of Foreign Currency Exchange Rates
The Company has a foreign exchange risk management program that is intended to reduce earnings fluctuations associated with foreign currency exchange rate changes. As part of this program, we enter into foreign currency derivative contracts designed to hedge projected foreign currency denominated operating income exposures for periods that generally do not exceed four years and to hedge foreign currency denominated net monetary assets to protect the U.S. dollar equivalent value of these assets from foreign currency fluctuations. The economic or political conditions in a country could reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country. Based on our hedge portfolio and our projections of foreign currency exposure, we project an adverse impact to growth in segment operating results from fiscal 2015 to fiscal 2016 of approximately $500 million due to the strengthening of the U.S. dollar against major foreign currencies in which we transact.
Segment Information
On June 29, 2015, the Company announced the combination of its Consumer Products and Interactive segments into one segment, Disney Consumer Products and Interactive Media. The Company will begin reporting the combined segment at the beginning of fiscal 2016.
Seven TV Investment
The Company has a 49% ownership interest in Seven TV, which operates an advertising-supported, free-to-air Disney Channel in Russia. In October 2014, regulations were adopted in Russia that prohibit more than 20% foreign ownership of media companies. The regulations become effective in January 2016. The Company is in the process of restructuring its investment in a way that we believe will comply with these regulations. We understand that the Russian government will review the new structure for compliance during calendar year 2016 and, depending on the outcome, we could have an impairment of some or all of our approximately $300 million investment related to the Disney Channel in Russia. The Company’s share of the financial results of Seven TV is reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income.
LIQUIDITY AND CAPITAL RESOURCES
The change in cash and cash equivalents is as follows:

(in millions)	2015	2014	2013
Cash provided by operations	$10,909	$9,780	$9,452
Cash used in investing activities	(4,245)	(3,345)	(4,676)
Cash used in financing activities	(5,514)	(6,710)	(4,214)
Impact of exchange rates on cash and cash equivalents	(302)	(235)	(18)
Change in cash and cash equivalents	$848	$(510)	$544
Operating Activities
Cash provided by operating activities for fiscal 2015 increased 12% or $1.1 billion to $10.9 billion compared to fiscal 2014 driven by higher operating cash flow at our Media Networks and Studio Entertainment segments, partially offset by an increase in income taxes paid. Higher operating cash flow at Media Networks was due to increased operating receipts driven by affiliate fee growth, partially offset by higher disbursements for operating expenses and sports programming costs. The increase in payments for sports programming costs was primarily due to college football, partially offset by the impact of a change in payment terms for certain sports rights in fiscal 2014. Studio Entertainment cash flow benefited from lower operating cash disbursements driven by lower theatrical and home entertainment marketing expense.
Cash provided by operating activities for fiscal 2014 increased 3% or $0.3 billion to $9.8 billion compared to fiscal 2013.  The increase reflected higher operating cash receipts from increased revenues across all of our segments, partially offset by higher income tax payments, higher cash payments due to new contractual payment terms for sports rights, higher programming and production spending at Media Networks and Studio Entertainment and higher payments at Parks and Resorts. The increase in cash payments at Parks and Resorts was due to labor cost inflation and increased spending on new guest offerings. Operating cash flows also benefited from the absence of the Celador litigation payment made in fiscal 2013 and lower pension contributions.

Depreciation expense is as follows:

(in millions)	2015	2014	2013
Media Networks
Cable Networks	$150	$145	$139
Broadcasting	95	93	99
Total Media Networks	245	238	238
Parks and Resorts
Domestic	1,169	1,117	1,041
International	345	353	327
Total Parks and Resorts	1,514	1,470	1,368
Studio Entertainment	55	48	54
Consumer Products	57	59	57
Interactive	12	10	20
Corporate	249	239	220
Total depreciation expense	$2,132	$2,064	$1,957
Amortization of intangible assets is as follows:

(in millions)	2015	2014	2013
Media Networks	$21	$12	$13
Parks and Resorts	3	2	2
Studio Entertainment	84	88	107
Consumer Products	102	109	89
Interactive	12	13	24
Corporate	—	—	—
Total amortization of intangible assets	$222	$224	$235
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

The Company’s film and television production and programming activity for fiscal years 2015, 2014 and 2013 are as follows:

(in millions)	2015	2014	2013
Beginning balances:
Production and programming assets	$6,386	$5,417	$5,217
Programming liabilities	(875)	(928)	(812)
	5,511	4,489	4,405
Spending:
Television program licenses and rights	6,335	6,241	5,093
Film and television production	4,701	4,221	3,835
	11,036	10,462	8,928
Amortization:
Television program licenses and rights	(6,482)	(5,678)	(5,233)
Film and television production	(3,632)	(3,820)	(3,646)
	(10,114)	(9,498)	(8,879)
Change in film and television production and programming costs	922	964	49
Other non-cash activity	(69)	58	35
Ending balances:
Production and programming assets	7,353	6,386	5,417
Programming liabilities	(989)	(875)	(928)
	$6,364	$5,511	$4,489
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for fiscal years 2015, 2014 and 2013 are as follows:

(in millions)	2015	2014	2013
Media Networks
Cable Networks	$127	$172	$176
Broadcasting	71	88	87
Parks and Resorts
Domestic	1,457	1,184	1,140
International	2,147	1,504	970
Studio Entertainment	107	63	78
Consumer Products	76	43	45
Interactive	11	5	13
Corporate	269	252	287
	$4,265	$3,311	$2,796
Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The increase in capital expenditures at our international parks and resorts in both fiscal 2015 compared to fiscal 2014 and fiscal 2014 compared to fiscal 2013 was due to higher construction spending for the Shanghai Disney Resort. The increase at our domestic parks and resorts in fiscal 2015 compared to fiscal 2014 was driven by spending on new attractions at Walt Disney World Resort.
Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology infrastructure and equipment.

The Company currently expects its fiscal 2016 capital expenditures will be approximately $0.8 billion higher than fiscal 2015 capital expenditures of $4.3 billion due to increased investment at our domestic parks and resorts.
Other Investing Activities
During fiscal 2015, contributions to joint ventures totaled $151 million and proceeds from the sale of investments and dispositions totaled $166 million.
During fiscal 2014, acquisitions totaled $402 million due to the acquisition of Maker Studios and proceeds from the sales of investments and dispositions totaled $395 million.
During fiscal 2013, acquisitions totaled $2.4 billion driven by the acquisition of Lucasfilm. Proceeds from dispositions totaled $479 million primarily due to the sale of our 50% equity interest in ESS.
Financing Activities
Cash used in financing activities was $5.5 billion in fiscal 2015 compared to $6.7 billion in fiscal 2014. The net use of cash in the current year was due to $6.1 billion of common stock repurchases and $3.1 billion in dividends, partially offset by cash inflows associated with net borrowings of $2.7 billion and contributions from noncontrolling interest holders of $1.0 billion. The decrease in net cash used in financing activities of $1.2 billion versus the prior fiscal year was due to higher net borrowings and contributions from noncontrolling interest holders, partially offset by increased dividends.
Cash used in financing activities was $6.7 billion in fiscal 2014 compared to $4.2 billion in fiscal 2013. The net use of cash in fiscal 2014 was due to repurchases of common stock of $6.5 billion and dividends of $1.5 billion, partially offset by cash inflows associated with equity compensation awards of $0.7 billion, net borrowings of $0.6 billion and contributions from noncontrolling interest holders of $0.6 billion. The increase in net cash used in financing activities of $2.5 billion versus fiscal 2013 was primarily due to higher repurchases of common stock.
During the year ended October 3, 2015, the Company’s borrowing activity was as follows:

(in millions)	September 27, 2014	Additions	Payments	Other Activity	October 3, 2015
Commercial paper with original maturities less than three months, net (1)	$50	$2,277	$—	$3	$2,330
Commercial paper with original maturities greater than three months	—	3,019	(2,920)	1	100
U.S. medium-term notes	13,668	1,989	(1,800)	16	13,873
Foreign currency denominated debt and other obligations (2)	1,077	561	(443)	(162)	1,033
Total	$14,795	$7,846	$(5,163)	$(142)	$17,336

(1)	Borrowings and reductions of borrowings are reported net.

(2)
The other activity in foreign currency denominated debt includes the conversion of $107 million of debt into Hong Kong Disneyland Resort equity. See Note 6 to the Consolidated Financial Statements for further details.

The Company’s bank facilities as of October 3, 2015 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2016	$1,500	$—	$1,500
Facility expiring June 2017	2,250	—	2,250
Facility expiring March 2019	2,250	—	2,250
Total	$6,000	$—	$6,000
All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. As of October 3, 2015, $187 million of letters of credit were outstanding of which none were issued under this facility.
The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
The Company paid the following dividends in fiscal 2015, 2014 and 2013:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.66	$1.1 billion	Fourth Quarter of Fiscal 2015	First Half 2015
$1.15	$1.9 billion	Second Quarter of Fiscal 2015	2014
$0.86	$1.5 billion	Second Quarter of Fiscal 2014	2013
$0.75	$1.3 billion	First Quarter of Fiscal 2013	2012
During fiscal 2015, the Company repurchased 60 million shares of its common stock for $6.1 billion. During fiscal 2014, the Company repurchased 84 million shares of its common stock for $6.5 billion. During fiscal 2013, the Company repurchased 71 million shares of its common stock for $4.1 billion. As of October 3, 2015, the Company had remaining authorization in place to repurchase 355 million additional shares.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. See “Item 1A – Risk Factors”. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 3, 2015, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on October 3, 2015, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the International Theme Parks, from any representations, covenants or events of default.
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

The following table summarizes our significant contractual obligations and commitments on an undiscounted basis at October 3, 2015 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings based on their contractual maturities. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements, as referenced in the table:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Borrowings (Note 8) (1)	$22,474	$4,976	$4,642	$2,961	$9,895
Operating lease commitments (Note 14)	3,324	463	715	520	1,626
Capital lease obligations (Note 14)	643	42	64	31	506
Sports programming commitments (Note 14)	53,404	5,030	11,385	11,965	25,024
Broadcast programming commitments (Note 14)	1,722	420	627	432	243
Total sports and other broadcast programming commitments	55,126	5,450	12,012	12,397	25,267
Other(2)	4,635	1,729	1,513	360	1,033
Total contractual obligations (3)	$86,202	$12,660	$18,946	$16,269	$38,327

(1)
Amounts exclude market value adjustments totaling $131 million, which are recorded in the balance sheet. Amounts include interest payments based on contractual terms for fixed rate debt and on current interest rates for variable rate debt. In 2023, the Company has the ability to call a debt instrument prior to its scheduled maturity, which if exercised by the Company would reduce future interest payments by $1.1 billion.

(2)
Other commitments primarily comprise contractual commitments for creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives.

(3)	Contractual commitments include the following:

Liabilities recorded on the balance sheet	$18,045
Commitments not recorded on the balance sheet	68,157
$86,202
The Company also has obligations with respect to its pension and postretirement medical benefit plans. See Note 10 to the Consolidated Financial Statements.
Contingent Commitments and Contractual Guarantees
At October 3, 2015, the Company has a $96 million liability for the fair value of contingent consideration related to the acquisition of Maker Studios, Inc. See Notes 3, 6 and 14 to the Consolidated Financial Statements for information regarding the Company’s contingent commitments and contractual guarantees.
Legal and Tax Matters
As disclosed in Notes 9 and 14 to the Consolidated Financial Statements, the Company has exposure for certain tax and legal matters.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
We expense the cost of television broadcast rights for acquired series, movies and other programs based on the number of times the program is expected to be aired or on a straight-line basis over the useful life, as appropriate. Amortization of those television programming assets being amortized on a number of airings basis may be accelerated if we reduce the estimated future airings and slowed if we increase the estimated future airings. The number of future airings of a particular program is impacted primarily by the program’s ratings in previous airings, expected advertising rates and availability and quality of alternative programming. Accordingly, planned usage is reviewed periodically and revised if necessary. We amortize rights costs for multi-year sports programming arrangements during the applicable seasons based on the estimated relative value of each year in the arrangement. The estimated value of each year is based on our projections of revenues over the contract period, which include advertising revenue and an allocation of affiliate revenue. If the annual contractual payments related to each season approximate each season’s estimated relative value, we expense the related contractual payments during the applicable season. If planned usage patterns or estimated relative values by year were to change significantly, amortization of our sports rights costs may be accelerated or slowed.
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
We reduce home entertainment and game revenues for estimated future returns of merchandise and for customer programs and sales incentives. These estimates are based upon historical return experience, current economic trends and projections of customer demand for and acceptance of our products. If we underestimate the level of returns and concessions in a particular period, we may record less revenue in later periods when returns or concessions exceed the estimated amount. Conversely, if we overestimate the level of returns and concessions for a period, we may have additional revenue in later periods when returns and concessions are less than estimated.
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
The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. The guideline for setting this rate is a high-quality long-term corporate bond rate. We increased our discount rate to 4.47% at the end of fiscal 2015 from 4.40% at the end of fiscal 2014 to reflect market interest rate conditions at our fiscal 2015 year end measurement date. The Company’s discount rate was determined by considering yield curves constructed of a large population of high-quality corporate bonds and reflects the matching of plans’ liability cash flows to the yield curves. A one percentage point decrease in the assumed discount rate would increase total benefit expense for fiscal 2016 by approximately $230 million and would increase the projected benefit obligation at October 3, 2015 by approximately $2.5 billion. A one percentage point increase in the assumed discount rate would decrease total benefit expense and the projected benefit obligation by approximately $223 million and $2.1 billion, respectively.
To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation as well as historical and expected returns on each plan asset class. Our expected return on plan assets is 7.50%. A lower expected rate of return on pension plan assets will increase pension expense. A one percentage point change in the long-term asset return assumption would impact fiscal 2016 annual benefit expense by approximately $105 million.
At the end of fiscal 2015, we changed the approach we will use in fiscal 2016 to determine the service and interest cost components of pension and other postretirement benefit expense. See Note 10 to the Consolidated Financial Statements for more information on our pension and postretirement medical plans.
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
The Company tested its goodwill and other intangible assets, investments and long-lived assets for impairment and recorded non-cash impairment charges of $10 million, $46 million and $5 million in fiscal years 2015, 2014 and 2013, respectively. The fiscal 2014 impairment charges related to radio FCC licenses held by businesses in the Media Networks segment. The fair values of the radio FCC licenses were derived from market transactions. These impairment charges were recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income.
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
Value at Risk (VAR)
The Company utilizes a VAR model to estimate the maximum potential one-day loss in the fair value of its interest rate, foreign exchange and market sensitive equity financial instruments. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. Various modeling techniques can be used in a VAR computation. The Company’s computations are based on the interrelationships between movements in various interest rates, currencies and equity prices (a variance/co-variance technique). These interrelationships were determined by observing interest rate, foreign currency and equity market changes over the preceding quarter for the calculation of VAR amounts at each fiscal quarter end. The model includes all of the Company’s debt as well as all interest rate and foreign exchange derivative contracts and market sensitive equity investments. Forecasted transactions, firm commitments, and accounts receivable and payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.
The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors.
VAR on a combined basis increased to $65 million at October 3, 2015 from $51 million at September 27, 2014.

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

Fiscal Year 2015	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Equity Sensitive Financial Instruments	Combined Portfolio
Year end fiscal 2015 VAR	$61	$44	$2	$65
Average VAR	$58	$43	$6	$62
Highest VAR	$68	$44	$10	$72
Lowest VAR	$49	$41	$2	$49
Year end fiscal 2014 VAR	$34	$30	$11	$51
The VAR for Disneyland Paris, Hong Kong Disneyland Resort and Shanghai Disney Resort is immaterial as of October 3, 2015 and has been excluded from the above table.
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
Based on their evaluation as of October 3, 2015, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth on page 61 is incorporated herein by reference.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended October 3, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees,” “Governing Documents,” “Director Selection Process” and “Election of Directors” in the Company’s Proxy Statement for the 2016 annual meeting of Shareholders is hereby incorporated by reference.
Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).
ITEM 11. Executive Compensation
Information appearing under the captions “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Tables” in the 2016 Proxy Statement (other than the “Compensation Committee Report,” which is deemed furnished herein by reference) is hereby incorporated by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information appearing under the caption “Equity Compensation Plans” in the 2016 Proxy Statement is hereby incorporated by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and information regarding director independence appearing under the caption “Director Independence” in the 2016 Proxy Statement is hereby incorporated by reference.
ITEM 14. Principal Accounting Fees and Services
Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2016 Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements and Schedules
See Index to Financial Statements and Supplemental Data on page 60.

(2)	Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed March 20, 2014
3.2	Bylaws of the Company	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed June 27, 2014
4.1	Five-Year Credit Agreement dated as of March 14, 2014	Exhibit 10.12 to the Current Report on Form 8-K of the Company, filed March 20, 2014
4.2	Five-Year Credit Agreement dated as of June 8, 2012	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed June 11, 2012
4.3	364 Day Credit Agreement dated as of March 13, 2015	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 13, 2015
4.4	Senior Debt Securities Indenture, dated as of September 24, 2001, between the Company and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed September 24, 2001
4.5	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request
10.1	Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Form 10-K of the Company for the fiscal year ended October 1, 2011
10.2	Amendment dated July 1, 2013 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed July 1, 2013
10.3	Amendment dated October 2, 2014 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed October 3, 2014
10.4	Employment Agreement dated as of February 4, 2015 between the Company and Thomas O. Staggs	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 5, 2015
10.5	Employment Agreement, dated as of September 27, 2013 between the Company and Alan N. Braverman	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed October 2, 2013
10.6	Amendment dated February 4, 2015 to the Employee Agreement dated as of September 27, 2013 between the Company and Alan N. Braverman	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed February 5, 2015
10.7	Employment Agreement dated as of July 1, 2015 between the Company and Kevin A. Mayer	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed June 30, 2015
10.8	Employment Agreement dated November 16, 2012 and effective as of September 1, 2012 between the Company and Jayne Parker	Exhibit 10.1 to the Form 10-K of the Company for the fiscal year ended September 29, 2012
10.9	Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed June 30, 2015
10.10	Employment Agreement dated as of January 1, 2010 between the Company and James A. Rasulo	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 8, 2010
10.11	Amendment dated March 17, 2011 to the Employee Agreement dated as of January 1, 2010 between the Company and James A. Rasulo	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 18, 2011
10.12	Voluntary Non-Qualified Deferred Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 23, 2014

	Exhibit	Location
10.13	Description of Directors Compensation	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended June 28, 2014
10.14	Amended and Restated Director’s Retirement Policy	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended January 2, 2010
10.15	Form of Indemnification Agreement for certain officers and directors	Annex C to the Proxy Statement for the 1987 annual meeting of DEI
10.16	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995
10.17	Amended and Restated 2002 Executive Performance Plan	Annex A to the Proxy Statement for the 2013 Annual Meeting of the Registrant
10.18	Management Incentive Bonus Program
The portions of the tables labeled "Performance based Bonus" in the sections of the Proxy Statement for the 2015 annual meeting of the Company titled "2014 Total Direct Compensation" and "Compensation Process" and the section of the Proxy Statement titled "Performance Goals"

10.19	Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of the Company
10.20	Amended and Restated The Walt Disney Company/Pixar 2004 Equity Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 1, 2006
10.21	Amended and Restated 2011 Stock Incentive Plan	Exhibit 10.1 to the Form 8-K of the Company filed March 16, 2012
10.22	Disney Key Employees Retirement Savings Plan	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended July 2, 2011
10.23
Amendments dated April 30, 2015 to the Amended and Restated The Walt Disney Productions and Associated Companies Key Employees Deferred Compensation and Retirement Plan, Amended and Restated Benefit Equalization Plan of ABC, Inc. and Disney Key Employees Retirement Savings Plan
Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended March 28, 2015
10.24	Group Personal Excess Liability Insurance Plan	Exhibit 10(x) to the Form 10-K of the Company for the period ended September 30, 1997
10.25	Amended and Restated Severance Pay Plan	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended December 27, 2008
10.26	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting)	Exhibit 10(aa) to the Form 10-K of the Company for the period ended September 30, 2004
10.27	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement)	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.28	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/EPS Growth Tests/ Section 162(m) Vesting Requirement)	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 11, 2013
10.29	Form of Non-Qualified Stock Option Award Agreement	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.30	Disney Savings and Investment Plan as Amended and Restated Effective January 1, 2010	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended July 3, 2010
10.31	First Amendment dated December 13, 2011 to the Disney Savings and Investment Plan as amended and restated effective January 1, 2010	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended December 31, 2011
10.32	Second Amendment dated December 3, 2012 to the Disney Savings and Investment Plan	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended December 29, 2012
10.33	Third Amendment dated December 18, 2014 to the Disney Savings and Investment Plan	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended March 28, 2015
10.34	Fourth Amendment dated April 30, 2015 to the Disney Savings and Investment Plan	Exhibit 10.5 to the Form 10-Q of the Company for the quarter ended March 28, 2015

	Exhibit	Location
12.1	Ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of the Company	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended October 3, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes
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

THE WALT DISNEY COMPANY
(Registrant)
Date:	November 25, 2015	By:	/s/ ROBERT A. IGER
(Robert A. Iger,
Chairman and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ ROBERT A. IGER	Chairman and Chief Executive Officer	November 25, 2015
(Robert A. Iger)

Principal Financial and Accounting Officers
/s/ CHRISTINE M. MCCARTHY	Senior Executive Vice President and Chief Financial Officer	November 25, 2015
(Christine M. McCarthy)

/s/ BRENT A. WOODFORD	Executive Vice President-Controllership, Financial Planning and Tax	November 25, 2015
(Brent A. Woodford)

Directors
/s/ SUSAN E. ARNOLD	Director	November 25, 2015
(Susan E. Arnold)

/s/ JOHN S. CHEN	Director	November 25, 2015
(John S. Chen)

/s/ JACK DORSEY	Director	November 25, 2015
(Jack Dorsey)

/s/ ROBERT A. IGER	Chairman of the Board and Director	November 25, 2015
(Robert A. Iger)

/s/ FRED H. LANGHAMMER	Director	November 25, 2015
(Fred H. Langhammer)

/s/ AYLWIN B. LEWIS	Director	November 25, 2015
(Aylwin B. Lewis)

/s/ MONICA C. LOZANO	Director	November 25, 2015
(Monica C. Lozano)

/s/ ROBERT W. MATSCHULLAT	Director	November 25, 2015
(Robert W. Matschullat)

/s/ SHERYL SANDBERG	Director	November 25, 2015
(Sheryl Sandberg)

/s/ ORIN C. SMITH	Director	November 25, 2015
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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of October 3, 2015.
The effectiveness of our internal control over financial reporting as of October 3, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The Walt Disney Company
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the Company) at October 3, 2015 and September 27, 2014, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
November 25, 2015

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	2015	2014	2013
Revenues:
Services	$43,894	$40,246	$37,280
Products	8,571	8,567	7,761
Total revenues	52,465	48,813	45,041
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(23,191)	(21,356)	(20,090)
Cost of products (exclusive of depreciation and amortization)	(5,173)	(5,064)	(4,944)
Selling, general, administrative and other	(8,523)	(8,565)	(8,365)
Depreciation and amortization	(2,354)	(2,288)	(2,192)
Total costs and expenses	(39,241)	(37,273)	(35,591)
Restructuring and impairment charges	(53)	(140)	(214)
Other expense, net	—	(31)	(69)
Interest income/(expense), net	(117)	23	(235)
Equity in the income of investees	814	854	688
Income before income taxes	13,868	12,246	9,620
Income taxes	(5,016)	(4,242)	(2,984)
Net income	8,852	8,004	6,636
Less: Net income attributable to noncontrolling interests	(470)	(503)	(500)
Net income attributable to The Walt Disney Company (Disney)	$8,382	$7,501	$6,136

Earnings per share attributable to Disney:
Diluted	$4.90	$4.26	$3.38
Basic	$4.95	$4.31	$3.42

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,709	1,759	1,813
Basic	1,694	1,740	1,792

Dividends declared per share	$1.81	$0.86	$0.75
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2015	2014	2013
Net Income	$8,852	$8,004	$6,636
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	(87)	5	92
Market value adjustments for hedges	130	121	135
Pension and postretirement medical plan adjustments	(301)	(925)	1,963
Foreign currency translation and other	(272)	(18)	(80)
Other comprehensive income/(loss)	(530)	(817)	2,110
Comprehensive income	8,322	7,187	8,746
Less: Net income attributable to noncontrolling interests	(470)	(503)	(500)
Less: Other comprehensive (income)/loss attributable to noncontrolling interests	77	36	(31)
Comprehensive income attributable to Disney	$7,929	$6,720	$8,215
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	October 3, 2015	September 27, 2014
ASSETS
Current assets
Cash and cash equivalents	$4,269	$3,421
Receivables	8,019	7,822
Inventories	1,571	1,574
Television costs and advances	1,170	1,061
Deferred income taxes	767	497
Other current assets	962	794
Total current assets	16,758	15,169
Film and television costs	6,183	5,325
Investments	2,643	2,696
Parks, resorts and other property
Attractions, buildings and equipment	42,745	42,263
Accumulated depreciation	(24,844)	(23,722)
	17,901	18,541
Projects in progress	6,028	3,553
Land	1,250	1,238
	25,179	23,332
Intangible assets, net	7,172	7,434
Goodwill	27,826	27,881
Other assets	2,421	2,304
Total assets	$88,182	$84,141
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$7,844	$7,595
Current portion of borrowings	4,563	2,164
Unearned royalties and other advances	3,927	3,533
Total current liabilities	16,334	13,292
Borrowings	12,773	12,631
Deferred income taxes	4,051	4,098
Other long-term liabilities	6,369	5,942
Commitments and contingencies (Note 14)
Equity
Preferred stock, $.01 par value Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value Authorized – 4.6 billion shares, Issued – 2.8 billion shares	35,122	34,301
Retained earnings	59,028	53,734
Accumulated other comprehensive loss	(2,421)	(1,968)
	91,729	86,067
Treasury stock, at cost, 1.2 billion shares at October 3, 2015 and 1.1 billion shares at September 27, 2014	(47,204)	(41,109)
Total Disney Shareholders’ equity	44,525	44,958
Noncontrolling interests	4,130	3,220
Total equity	48,655	48,178
Total liabilities and equity	$88,182	$84,141
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2015	2014	2013
OPERATING ACTIVITIES
Net income	$8,852	$8,004	$6,636
Depreciation and amortization	2,354	2,288	2,192
Gains on sales of investments and dispositions	(91)	(299)	(325)
Deferred income taxes	(102)	517	92
Equity in the income of investees	(814)	(854)	(688)
Cash distributions received from equity investees	752	718	694
Net change in film and television costs and advances	(922)	(964)	(49)
Equity-based compensation	410	408	402
Other	341	234	395
Changes in operating assets and liabilities:
Receivables	(211)	(480)	(374)
Inventories	1	(81)	51
Other assets	34	(151)	(30)
Accounts payable and other accrued liabilities	(49)	536	367
Income taxes	354	(96)	89
Cash provided by operations	10,909	9,780	9,452

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(4,265)	(3,311)	(2,796)
Sales of investments/proceeds from dispositions	166	395	479
Acquisitions	—	(402)	(2,443)
Other	(146)	(27)	84
Cash used in investing activities	(4,245)	(3,345)	(4,676)

FINANCING ACTIVITIES
Commercial paper borrowings/(repayments), net	2,376	50	(2,050)
Borrowings	2,550	2,231	3,931
Reduction of borrowings	(2,221)	(1,648)	(1,502)
Dividends	(3,063)	(1,508)	(1,324)
Repurchases of common stock	(6,095)	(6,527)	(4,087)
Proceeds from exercise of stock options	329	404	587
Contributions from noncontrolling interest holders	1,012	608	505
Other	(402)	(320)	(274)
Cash used in financing activities	(5,514)	(6,710)	(4,214)

Impact of exchange rates on cash and cash equivalents	(302)	(235)	(18)

Change in cash and cash equivalents	848	(510)	544
Cash and cash equivalents, beginning of year	3,421	3,931	3,387
Cash and cash equivalents, end of year	$4,269	$3,421	$3,931

Supplemental disclosure of cash flow information:
Interest paid	$314	$310	$316
Income taxes paid	$4,396	$3,483	$2,531
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests	Total Equity
Balance at September 29, 2012	1,780	$31,731	$42,965	$(3,266)	$(31,671)	$39,759	$2,199	$41,958
Comprehensive income	—	—	6,136	2,079	—	8,215	531	8,746
Equity compensation activity	27	1,007	—	—	—	1,007	—	1,007
Common stock repurchases	(71)	—	—	—	(4,087)	(4,087)	—	(4,087)
Dividends	—	18	(1,342)	—	—	(1,324)	—	(1,324)
Acquisition of Lucasfilm	37	679	—	—	1,176	1,855	6	1,861
Contributions	—	—	—	—	—	—	505	505
Distributions and other	—	5	(1)	—	—	4	(520)	(516)
Balance at September 28, 2013	1,773	$33,440	$47,758	$(1,187)	$(34,582)	$45,429	$2,721	$48,150
Comprehensive income	—	—	7,501	(781)	—	6,720	467	7,187
Equity compensation activity	18	844	—	—	—	844	—	844
Common stock repurchases	(84)	—	—	—	(6,527)	(6,527)	—	(6,527)
Dividends	—	17	(1,525)	—	—	(1,508)	—	(1,508)
Contributions	—	—	—	—	—	—	608	608
Distributions and other	—	—	—	—	—	—	(576)	(576)
Balance at September 27, 2014	1,707	$34,301	$53,734	$(1,968)	$(41,109)	$44,958	$3,220	$48,178
Comprehensive income	—	—	8,382	(453)	—	7,929	393	8,322
Equity compensation activity	14	828	—	—	—	828	—	828
Common stock repurchases	(60)	—	—	—	(6,095)	(6,095)	—	(6,095)
Dividends	—	24	(3,087)	—	—	(3,063)	—	(3,063)
Contributions	—	—	—	—	—	—	1,012	1,012
Distributions and other	—	(31)	(1)	—	—	(32)	(495)	(527)
Balance at October 3, 2015	1,661	$35,122	$59,028	$(2,421)	$(47,204)	$44,525	$4,130	$48,655
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1	Description of the Business and Segment Information
The Walt Disney Company, together with the subsidiaries through which businesses are conducted (the Company), is a diversified worldwide entertainment company with operations in the following business segments: Media Networks, Parks and Resorts, Studio Entertainment, Consumer Products and Interactive.
DESCRIPTION OF THE BUSINESS
Media Networks
The Company operates cable programming services including the ESPN, Disney Channels, ABC Family and UTV/Bindass networks, broadcast businesses, which include the ABC TV Network and eight owned television stations, radio businesses consisting of the ESPN Radio Network, including 4 owned ESPN radio stations, and the Radio Disney Network, which operates from an owned radio station in Los Angeles. The ABC TV and ESPN Radio Networks have affiliated stations providing coverage to consumers throughout the U.S. The Company also produces original live-action and animated television programming, which may be sold in network, first-run syndication and other television markets worldwide, through online services and on DVD and Blu-ray formats. The Company has interests in media businesses that are accounted for under the equity method including A&E Television Networks LLC (A&E), Seven TV, CTV Specialty Television, Inc., Hulu LLC and Fusion Media Networks LLC. Our Media Networks business also operates branded internet sites.
Parks and Resorts
The Company owns and operates the Walt Disney World Resort in Florida and the Disneyland Resort in California. The Walt Disney World Resort includes four theme parks (the Magic Kingdom, Epcot, Disney’s Hollywood Studios and Disney’s Animal Kingdom); 18 resort hotels; a retail, dining and entertainment complex; a sports complex; conference centers; campgrounds; water parks; and other recreational facilities. The Disneyland Resort includes two theme parks (Disneyland and Disney California Adventure), three resort hotels and a retail, dining and entertainment complex. Internationally, the Company manages and has an 81% (85% as of October 3, 2015) effective ownership interest in Disneyland Paris (see Disneyland Paris recapitalization in Note 6), which includes two theme parks (Disneyland Park and Walt Disney Studios Park); seven themed hotels; two convention centers; a shopping, dining and entertainment complex; and a 27-hole golf facility. The Company manages and has a 47% ownership interest in Hong Kong Disneyland Resort (HKDL), which includes one theme park and two resort hotels. The Company has a 43% ownership interest in Shanghai Disney Resort, which is currently under construction, and a 70% ownership interest in the management company of Shanghai Disney Resort. The Company also earns royalties on revenues generated by the Tokyo Disneyland Resort, which includes two theme parks (Tokyo Disneyland and Tokyo DisneySea) and three Disney-branded hotels, and is owned and operated by an unrelated Japanese corporation. The Company manages and markets vacation club ownership interests through the Disney Vacation Club; operates the Disney Cruise Line; the Adventures by Disney guided group vacations business; and Aulani, a hotel and vacation club resort in Hawaii. The Company’s Walt Disney Imagineering unit designs and develops theme park concepts and attractions as well as resort properties.
Studio Entertainment
The Company produces and acquires live-action and animated motion pictures for worldwide distribution to the theatrical, home entertainment and television markets. The Company distributes these products through its own distribution and marketing companies in the U.S. and both directly and through independent companies and joint ventures in foreign markets primarily under the Walt Disney Pictures, Pixar, Marvel, Lucasfilm, Touchstone and UTV banners. We distribute certain motion pictures for DreamWorks Studios under our Touchstone Pictures banner. The Company also produces stage plays and musical recordings, licenses and produces live entertainment events and provides visual and audio effects and other post-production services.
Consumer Products
The Company licenses its trade names, characters and visual and literary properties to various retailers and publishers throughout the world. The Company also engages in retail, online and wholesale distribution of products through The Disney Store, DisneyStore.com and MarvelStore.com. We operate The Disney Store in North America, Europe and Japan. The Company publishes entertainment and educational books and magazines and comic books for children and families and operates English language learning centers in China.

Interactive
The Company creates and distributes branded entertainment and lifestyle content for interactive media platforms. The primary operations include the production and distribution of multi-platform games, the licensing of our properties for games and mobile devices, and the development of branded online services.

In June 2015, the Company announced the combination of its Consumer Products and Interactive segments into a single segment. The Company will begin reporting the financial results of the combined segment in fiscal 2016.

SEGMENT INFORMATION
The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.
Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, other expense, interest income/(expense), income taxes and noncontrolling interests. Segment operating income includes equity in the income of investees. Corporate and unallocated shared expenses principally consist of corporate functions, executive management and certain unallocated administrative support functions.
Equity in the income of investees included in segment operating results is as follows:

	2015	2014	2013
Media Networks
Cable Networks	$896	$895	$788
Broadcasting	(82)	(39)	(46)
Parks and Resorts	—	(2)	—
Equity in the income of investees included in segment operating income	$814	$854	$742
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

	2015	2014	2013
Revenues
Media Networks	$23,264	$21,152	$20,356
Parks and Resorts	16,162	15,099	14,087
Studio Entertainment
Third parties	6,838	6,988	5,721
Intersegment	528	290	258
	7,366	7,278	5,979
Consumer Products
Third parties	5,027	4,274	3,811
Intersegment	(528)	(289)	(256)
	4,499	3,985	3,555
Interactive
Third parties	1,174	1,300	1,066
Intersegment	—	(1)	(2)
	1,174	1,299	1,064
Total consolidated revenues	$52,465	$48,813	$45,041
Segment operating income (loss)
Media Networks	$7,793	$7,321	$6,818
Parks and Resorts	3,031	2,663	2,220
Studio Entertainment	1,973	1,549	661
Consumer Products	1,752	1,356	1,112
Interactive	132	116	(87)
Total segment operating income	$14,681	$13,005	$10,724
Reconciliation of segment operating income to income before income taxes
Segment operating income	$14,681	$13,005	$10,724
Corporate and unallocated shared expenses	(643)	(611)	(531)
Restructuring and impairment charges	(53)	(140)	(214)
Other expense, net	—	(31)	(69)
Interest income/(expense), net	(117)	23	(235)
Hulu Equity Redemption charge	—	—	(55)
Income before income taxes	$13,868	$12,246	$9,620
Capital expenditures
Media Networks
Cable Networks	$127	$172	$176
Broadcasting	71	88	87
Parks and Resorts
Domestic	1,457	1,184	1,140
International	2,147	1,504	970
Studio Entertainment	107	63	78
Consumer Products	76	43	45
Interactive	11	5	13
Corporate	269	252	287
Total capital expenditures	$4,265	$3,311	$2,796

	2015	2014	2013
Depreciation expense
Media Networks	$245	$238	$238
Parks and Resorts
Domestic	1,169	1,117	1,041
International	345	353	327
Studio Entertainment	55	48	54
Consumer Products	57	59	57
Interactive	12	10	20
Corporate	249	239	220
Total depreciation expense	$2,132	$2,064	$1,957
Amortization of intangible assets
Media Networks	$21	$12	$13
Parks and Resorts	3	2	2
Studio Entertainment	84	88	107
Consumer Products	102	109	89
Interactive	12	13	24
Corporate	—	—	—
Total amortization of intangible assets	$222	$224	$235
Identifiable assets(1)
Media Networks	$30,638	$29,566
Parks and Resorts	25,510	23,297
Studio Entertainment	15,334	15,162
Consumer Products	7,591	7,526
Interactive	2,087	2,199
Corporate(2)	7,022	6,391
Total consolidated assets	$88,182	$84,141
Supplemental revenue data
Affiliate Fees	$12,029	$10,632	$10,018
Advertising	8,499	8,094	8,006
Retail merchandise, food and beverage	5,986	5,598	5,185
Theme park admissions	5,483	5,114	4,704
Revenues
United States and Canada	$40,320	$36,769	$34,021
Europe	6,507	6,505	6,181
Asia Pacific	3,958	3,930	3,333
Latin America and Other	1,680	1,609	1,506
	$52,465	$48,813	$45,041
Segment operating income
United States and Canada	$10,820	$9,594	$7,871
Europe	1,964	1,581	1,361
Asia Pacific	1,365	1,342	1,016
Latin America and Other	532	488	476
	$14,681	$13,005	$10,724

	2015	2014
Long-lived assets (3)
United States and Canada	$53,976	$52,909
Europe	8,254	8,733
Asia Pacific	6,817	5,084
Latin America and Other	182	217
	$69,229	$66,943

(1)	Identifiable assets include amounts associated with equity method investments, goodwill and intangible assets. Equity method investments by segment are as follows:

	2015	2014
Media Networks	$2,454	$2,321
Parks and Resorts	9	28
Studio Entertainment	2	2
Consumer Products	1	1
Interactive	—	—
Corporate	17	124
	$2,483	$2,476
Goodwill and intangible assets by segment are as follows:

	2015	2014
Media Networks	$18,186	$18,270
Parks and Resorts	376	379
Studio Entertainment	8,538	8,679
Consumer Products	6,118	6,187
Interactive	1,650	1,670
Corporate	130	130
	$34,998	$35,315

(2)	Primarily fixed assets, cash and cash equivalents, deferred tax assets and investments

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
The Company enters into relationships or investments with other entities that may be a variable interest entity (VIE). A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE (as defined by ASC 810-10-25-38). Disneyland Paris, HKDL and Shanghai Disney Resort (collectively the International Theme Parks) are VIEs. Company subsidiaries (the Management Companies) have management agreements with the International Theme Parks, which provide the Management Companies, subject to certain protective rights of joint venture partners, with the ability to direct the day-to-day operating activities and the development of business strategies that we believe most significantly impact the economic performance of the International Theme Parks. In addition, the Management Companies receive management fees under these arrangements that we believe could be significant to the International Theme Parks. Therefore, the Company has consolidated the International Theme Parks in its financial statements.

Reporting Period
The Company’s fiscal year ends on the Saturday closest to September 30 and consists of fifty-two weeks with the exception that approximately every six years, we have a fifty-three week year. When a fifty-three week year occurs, the Company reports the additional week in the fourth quarter. Fiscal 2014 and 2013 were fifty-two week years. Fiscal 2015 is a fifty-three week year, which began on September 28, 2014 and ended on October 3, 2015.
Reclassifications
Certain reclassifications have been made in the fiscal 2014 and fiscal 2013 financial statements and notes to conform to the fiscal 2015 presentation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.
Revenues and Costs from Services and Products
The Company generates revenue from the sale of both services and tangible products and revenues and operating costs are classified under these two categories in the Consolidated Statements of Income. Certain costs related to both the sale of services and tangible products are not specifically allocated between the service or tangible product revenue streams but are instead attributed to the principal revenue stream. The cost of services and tangible products exclude depreciation and amortization.
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
Revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited. Revenues from home entertainment and video game sales, net of anticipated returns and customer incentives, are recognized on the later of the delivery date or the date that the product can be sold by retailers. Revenues from the licensing of feature films and television programming are recorded when the content is available for telecast by the licensee and when certain other conditions are met. Revenues from the sale of electronic formats of feature films and television programming are recognized when the product is received by the consumer.
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
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense for fiscal years 2015, 2014 and 2013 was $2.6 billion, $2.8 billion and $2.6 billion, respectively.
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
The costs of television broadcast rights for acquired series, movies and other programs are expensed based on the number of times the program is expected to be aired or on a straight-line basis over the useful life, as appropriate. Rights costs for multi-year sports programming arrangements are amortized during the applicable seasons based on the estimated relative value of each year in the arrangement. The estimated value of each year is based on our projections of revenues over the contract period, which include advertising revenue and an allocation of affiliate revenue. If the annual contractual payments related to each season approximate each season’s estimated relative value, we expense the related contractual payments during the applicable season. Individual programs are written off when there are no plans to air or sublicense the program.
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
Internal-Use Software Costs
The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project and it is probable that the project will be completed and the software will be used for the function intended. As of October 3, 2015 and September 27, 2014, capitalized software costs, net of accumulated depreciation, totaled $753 million and $761 million, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, ranging from 3-10 years.
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
The Company tested its goodwill and other intangible assets, investments and long-lived assets for impairment and recorded non-cash impairment charges of $10 million, $46 million and $5 million in fiscal years 2015, 2014 and 2013, respectively. The fiscal 2014 impairment charges related to radio FCC licenses held by businesses in the Media Networks segment. The fair values of the radio FCC licenses were derived from market transactions. These impairment charges were recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income.

The Company expects its aggregate annual amortization expense for existing amortizable intangible assets for fiscal years 2016 through 2020 to be as follows:

2016	$209
2017	197
2018	192
2019	187
2020	181
Risk Management Contracts
In the normal course of business, the Company employs a variety of financial instruments (derivatives) including interest rate and cross-currency swap agreements and forward and option contracts to manage its exposure to fluctuations in interest rates, foreign currency exchange rates and commodity prices.
The Company formally documents all relationships between hedges and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company primarily enters into two types of derivatives: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset, liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction (e.g. forecasted revenue) or the variability of cash flows to be paid or received, related to a recognized liability or asset (e.g. floating rate debt).
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

A reconciliation of the weighted average number of common and common equivalent shares outstanding and the number of Awards excluded from the diluted earnings per share calculation, as they were anti-dilutive, are as follows:

	2015	2014	2013
Weighted average number of common and common equivalent shares outstanding (basic)	1,694	1,740	1,792
Weighted average dilutive impact of Awards	15	19	21
Weighted average number of common and common equivalent shares outstanding (diluted)	1,709	1,759	1,813
Awards excluded from diluted earnings per share	3	6	2

3	Acquisitions
Maker Studios
On May 7, 2014, the Company acquired Maker Studios, Inc. (Maker), a leading network of online video content, for approximately $500 million of cash consideration. Maker shareholders may also receive up to $450 million of additional cash upon final determination of Maker’s achievement of certain performance targets for calendar years 2014 and 2015. The Company recognized a $198 million liability for the fair value of the contingent consideration (determined by a probability weighting of potential payouts), of which approximately $100 million was paid in fiscal 2015 for calendar year 2014. Subsequent changes in the estimated fair value, if any, will be recognized in earnings. The majority of the purchase price has been allocated to goodwill, which is not deductible for tax purposes. Goodwill reflects the synergies expected from enhancing the presence of Disney’s franchises and brands through the use of Maker’s distribution platform, advanced technology and business intelligence capability. The revenue and net income of Maker included in the Company’s Consolidated Statements of Income for fiscal years 2015 and 2014 were not material.
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

In July 2013, Fox Entertainment Group, NBCUniversal and the Company agreed to provide Hulu with $750 million in cash to fund Hulu’s operations and investments for future growth. As of October 3, 2015, the Company has contributed its $257 million share, which increased its ownership to 33%. The Company will continue to guarantee its share of Hulu’s $338 million term loan.
The Company accounts for its interest in Hulu as an equity method investment.
Goodwill
The changes in the carrying amount of goodwill for the years ended October 3, 2015 and September 27, 2014 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive	Total
Balance at Sept. 28, 2013	$16,071	$253	$6,591	$2,942	$1,467	$27,324
Acquisitions	270	15	219	4	39	547
Dispositions	—	—	—	—	—	—
Other, net (1)	37	23	46	21	(117)	10
Balance at Sept. 27, 2014	$16,378	$291	$6,856	$2,967	$1,389	$27,881
Acquisitions	3	—	2	—	—	5
Dispositions	—	—	—	(1)	—	(1)
Other, net	(27)	—	(22)	—	(10)	(59)
Balance at Oct. 3, 2015	$16,354	$291	$6,836	$2,966	$1,379	$27,826

(1) Includes the reallocation of $120 million of goodwill from the Interactive segment to other operating segments as a result of restructuring the Interactive segment.

4	Dispositions and Other Expense, net

Other expense, net is as follows:

	2015	2014	2013
Venezuelan foreign currency translation loss	$—	$(143)	$—
Celador litigation charge	—	—	(321)
Gain on sale of equity interest in ESS	—	—	219
Gain on sale of property and other	—	112	33
Other expense, net	$—	$(31)	$(69)
Venezuela foreign currency loss
The Company has operations in Venezuela, including film and television distribution and merchandise licensing and has net monetary assets denominated in Venezuelan bolivares (BsF), which primarily consist of cash. The Venezuelan government (Government) has foreign currency exchange controls, which centralize the purchase and sale of all foreign currency at an official rate determined by the Government, currently 6.3 BsF per U.S. dollar. Although the Company has historically been unable to repatriate its cash at the official rate, we translated our net monetary assets at the official rate through December 28, 2013. In January 2014, the Government announced that currency arising from certain transactions could be exchanged at an alternative rate (SICAD 1), which fluctuates based on Government-run auctions. The ability to convert currency in the SICAD 1 market was dependent on market factors and Government discretion. In March 2014, the Government launched a new currency exchange market (SICAD 2), which allowed entities to submit a daily application to exchange foreign currency with financial institutions that are registered with the Venezuelan central bank. Foreign currency exchange rates under SICAD 2 fluctuated daily. The ability to convert in the SICAD 2 market was also dependent on market factors including the availability of U.S. dollars. Although a small portion of the Company’s cash may have been eligible to be exchanged at SICAD 1, the majority was only eligible for exchange at SICAD 2. Accordingly, the Company began translating its BsF denominated net monetary assets at the SICAD 2 rate resulting in a loss of $143 million in the second quarter of fiscal 2014 based on the SICAD 2 rate, which was 50.9 BsF per U.S. dollar at March 29, 2014.

In February 2015, the Government combined the SICAD 1 and SICAD 2 exchange mechanisms (SICAD) and introduced another exchange mechanism, SIMADI. The SIMADI exchange mechanism allows for trading BsF at prices set by the market. The Company does not believe it can successfully convert currency at the SICAD rate and therefore, in the second quarter of fiscal 2015, the Company began translating its BsF denominated net monetary assets at the SIMADI rate resulting in an immaterial loss included in "Costs and expenses" in the Consolidated Statements of Income. As of October 3, 2015, the SIMADI rate was 199.4 BsF per U.S. dollar, and the Company had net monetary assets of approximately 2.6 billion BsF.
Gain on sale of property and other
In fiscal 2014, the Company recognized $83 million of gains primarily due to the sale of a property and $29 million for a portion of a settlement of an affiliate contract dispute. In fiscal 2013, the Company recognized $33 million of gains on the sale of businesses.
Celador litigation charge
In connection with the Company’s litigation with Celador International Ltd., the Company recorded and paid a $321 million charge in fiscal 2013.
ESPN STAR Sports
On November 7, 2012, the Company sold its 50% equity interest in ESPN STAR Sports (ESS) to the joint venture partner of ESS for $335 million resulting in a gain of $219 million ($125 million after tax and allocation to noncontrolling interest) in fiscal 2013.

5	Investments
Investments consist of the following:

	October 3, 2015	September 27, 2014
Investments, equity basis	$2,483	$2,476
Investments, other	160	220
	$2,643	$2,696
Investments, Equity Basis
A summary of combined financial information for equity investments, which primarily includes media investments such as A&E, CTV Specialty Television, Inc., Hulu and Seven TV, is as follows:

	2015	2014	2013
Results of Operations:
Revenues	$6,561	$6,573	$6,231
Net income	$1,912	$2,003	$1,470

	October 3, 2015	September 27, 2014	September 28, 2013
Balance Sheet
Current assets	$3,676	$2,640	$2,662
Non-current assets	6,429	6,294	5,495
	$10,105	$8,934	$8,157
Current liabilities	$1,614	$1,504	$1,357
Non-current liabilities	4,128	3,298	3,368
Shareholders’ equity	4,363	4,132	3,432
	$10,105	$8,934	$8,157
As of October 3, 2015, the book value of the Company’s equity method investments exceeded our share of the book value of the investees’ underlying net assets by approximately $0.5 billion, which represents amortizable intangible assets and goodwill arising from acquisitions.

Investments, Other
As of October 3, 2015 and September 27, 2014, the Company held $36 million and $100 million, respectively, of securities classified as available-for-sale, $81 million and $81 million, respectively, of non-publicly traded cost-method investments and $43 million and $39 million, respectively, of investments in leveraged leases.
In fiscal years 2015, 2014 and 2013, the Company had realized gains of $31 million, $165 million and $40 million, respectively, on available-for-sale securities.
In fiscal years 2015 and 2014, the Company had realized gains of $11 million and $53 million on non-publicly traded cost-method investments. In fiscal 2013, the Company had no significant realized gains or losses on non-publicly traded cost-method investments.
In fiscal years 2015, 2014 and 2013, the Company recorded non-cash charges of $14 million, $13 million and $37 million, respectively, to reflect other-than-temporary losses in value of certain investments.
Realized gains and losses on available-for-sale and non-publicly traded cost-method investments are reported in "Interest income/(expense), net" in the Consolidated Statements of Income.

6	International Theme Park Investments
The Company has a 47% ownership interest in the operations of HKDL, a 43% ownership interest in the operations of Shanghai Disney Resort and an 81% effective ownership interest in the operations of Disneyland Paris. As a result of a recapitalization completed in November 2015, our effective ownership in Disneyland Paris decreased from 85% at October 3, 2015 (see Disneyland Paris recapitalization discussion below). The International Theme Parks are VIEs consolidated in the Company’s financial statements. See Note 2 for the Company’s policy on consolidating VIEs.
The following tables present summarized balance sheet information for the Company as of October 3, 2015 and September 27, 2014, reflecting the impact of consolidating the International Theme Parks balance sheets.

	As of October 3, 2015
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$3,488	$781	$4,269
Other current assets	12,237	252	12,489
Total current assets	15,725	1,033	16,758
Investments/Advances	7,505	(4,862)	2,643
Parks, resorts and other property	17,431	7,748	25,179
Other assets	43,540	62	43,602
Total assets	$84,201	$3,981	$88,182

Current portion of borrowings	$4,562	$1	$4,563
Other current liabilities	11,331	440	11,771
Total current liabilities	15,893	441	16,334
Borrowings	12,454	319	12,773
Deferred income taxes and other long-term liabilities	10,225	195	10,420
Equity	45,629	3,026	48,655
Total liabilities and equity	$84,201	$3,981	$88,182

	As of September 27, 2014
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$2,645	$776	$3,421
Other current assets	11,445	303	11,748
Total current assets	14,090	1,079	15,169
Investments/Advances	6,627	(3,931)	2,696
Parks, resorts and other property	17,081	6,251	23,332
Other assets	42,920	24	42,944
Total assets	$80,718	$3,423	$84,141

Current portion of borrowings	$2,164	$—	$2,164
Other current liabilities	10,318	810	11,128
Total current liabilities	12,482	810	13,292
Borrowings	12,378	253	12,631
Deferred income taxes and other long-term liabilities	9,859	181	10,040
Equity	45,999	2,179	48,178
Total liabilities and equity	$80,718	$3,423	$84,141
The following table presents summarized income statement information of the Company for the year ended October 3, 2015, reflecting the impact of consolidating the International Theme Parks income statements.

	Before International Theme Parks Consolidation(1)	International Theme Parks and Adjustments	Total
Revenues	$50,280	$2,185	$52,465
Cost and expenses	(36,951)	(2,290)	(39,241)
Restructuring and impairment charges	(53)	—	(53)
Other expense, net	(31)	31	—
Interest income/(expense), net	(56)	(61)	(117)
Equity in the income of investees	742	72	814
Income before income taxes	13,931	(63)	13,868
Income taxes	(5,002)	(14)	(5,016)
Net income	$8,929	$(77)	$8,852

(1)
In fiscal 2015, royalty and management fees from the International Theme Parks totaling $60 million are included in Revenues, and our share of the net income/(loss) of the International Theme Parks is included in Equity in the income of investees.

The following table presents summarized cash flow statement information of the Company for the year ended October 3, 2015, reflecting the impact of consolidating the International Theme Parks cash flow statements.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash provided by operations	$10,742	$167	$10,909
Investments in parks, resorts and other property	(2,118)	(2,147)	(4,265)
Cash (used in)/provided by other investing activities	(855)	875	20
Cash (used in)/provided by financing activities	(6,642)	1,128	(5,514)
Impact of exchange rates on cash and cash equivalents	(284)	(18)	(302)
Change in cash and cash equivalents	843	5	848
Cash and cash equivalents, beginning of year	2,645	776	3,421
Cash and cash equivalents, end of year	$3,488	$781	$4,269
Disneyland Paris
During calendar 2015, Disneyland Paris completed a recapitalization consisting of the following:

•
A €0.4 billion equity rights offering of which the Company funded €0.2 billion in February 2015. The Company purchased shares that were unsubscribed by other Disneyland Paris shareholders, which increased the Company’s effective ownership by approximately four percentage points.

•
In February 2015, the Company converted €0.6 billion of its loans to Disneyland Paris into equity at a conversion price of €1.25 per share. The conversion increased the Company’s effective ownership by an additional 23 percentage points. In addition, Disneyland Paris repaid €0.3 billion that was outstanding under then existing lines of credit from the Company. These lines of credit have been replaced by a new €0.4 billion line of credit from the Company bearing interest at EURIBOR plus 2% and maturing in 2023. There is no outstanding balance under the new line of credit at October 3, 2015. As of October 3, 2015, the total outstanding balance of loans provided by the Company to Disneyland Paris was €1.0 billion.

•
In September 2015, the Company completed a mandatory tender offer to the other Disneyland Paris shareholders and acquired €0.1 billion in shares at €1.25 per share, which increased the Company’s effective ownership by an additional eight percentage points.

•
Following the completion of the mandatory tender offer and to offset the dilution caused by the loan conversion, in November 2015 certain Disneyland Paris shareholders purchased €0.05 billion in shares from the Company at €1.25 per share, which decreased the Company’s effective ownership by four percentage points.

As of November 17, 2015, the Company has an 81% effective ownership interest in Disneyland Paris.
As a result of the recapitalization, the Company wrote off a $399 million deferred income tax asset (see Note 9).
Hong Kong Disneyland Resort
At October 3, 2015, the Government of the Hong Kong Special Administrative Region (HKSAR) and the Company
had 53% and 47% equity interests in HKDL, respectively. HKSAR holds a right to receive additional shares over time to the extent HKDL exceeds certain return on asset performance targets. The amount of additional shares HKSAR can receive is capped on both an annual and cumulative basis. During fiscal 2015, HKSAR received additional shares based on HKDL’s fiscal 2014 performance. Additional shares that may be issued in future years could decrease the Company’s equity interest by up to an additional 8 percentage points over a period no shorter than 17 years.
HKDL is in the process of building a third hotel at the resort, which is expected to open in 2017 and cost approximately $550 million. To fund the construction, the Company will contribute approximately $219 million of equity, and HKSAR will convert an equal amount of its outstanding loan to HKDL into equity. Additionally, the Company and HKSAR will provide shareholder loans of up to approximately $149 million and $104 million, respectively. The loans will mature on dates from fiscal 2022 through fiscal 2025 and bear interest at a rate of three month HIBOR plus 2%. At October 3, 2015, the Company and HKSAR have not funded any amounts under the loans, the Company has funded $107 million of equity, and HKSAR has converted $107 million of its loan to equity.
The net impact to HKSAR and the Company ownership of HKDL during fiscal 2015 as a result of the above activities was not material.

Shanghai Disney Resort
The Company and Shanghai Shendi (Group) Co., Ltd (Shendi) are constructing a Disney resort (Shanghai Disney Resort) in the Pudong district of Shanghai that initially includes a theme park, two hotels and a retail, dining and entertainment complex. The park opening is planned for spring 2016.
The investment in Shanghai Disney Resort will be funded in accordance with each shareholder’s ownership percentage, with approximately 67% from equity contributions and 33% from shareholder loans. As of October 3, 2015, the outstanding balance of loans provided by the Company to Shanghai Disney Resort was 0.8 billion yuan ($120 million) and the Company has committed to fund an additional 4.0 billion yuan ($634 million) of loans. Shanghai Disney Resort is owned through two joint venture companies, in which Shendi owns 57% and the Company owns 43%. A management company, in which the Company has a 70% interest and Shendi a 30% interest, is responsible for designing, constructing and operating Shanghai Disney Resort.

7	Film and Television Costs and Advances
Film and television costs and advances are as follows:

	October 3, 2015	September 27, 2014
Theatrical film costs
Released, less amortization	$1,445	$1,371
Completed, not released	—	42
In-process	2,499	2,023
In development or pre-production	304	299
	4,248	3,735
Television costs
Released, less amortization	895	609
Completed, not released	395	319
In-process	352	227
In development or pre-production	10	11
	1,652	1,166
Television programming rights and advances	1,453	1,485
	7,353	6,386
Less current portion	1,170	1,061
Non-current portion	$6,183	$5,325
Based on management’s total gross revenue estimates as of October 3, 2015, approximately 81% of unamortized film and television costs for released productions (excluding amounts allocated to acquired film and television libraries) are expected to be amortized during the next three years. Approximately $0.9 billion of accrued participation and residual liabilities will be paid in fiscal year 2016. The Company expects to amortize, based on current estimates, approximately $1.1 billion in capitalized film and television production costs during fiscal 2016.
At October 3, 2015, acquired film and television libraries have remaining unamortized costs of $171 million, which are generally amortized straight-line over a weighted-average remaining period of approximately 11 years.

8	Borrowings
The Company’s borrowings at October 3, 2015 and September 27, 2014, including the impact of interest rate and cross-currency swaps, are summarized below:

			2015
	2015	2014	Stated Interest Rate (1)	Pay Floating Interest rate and Cross- Currency Swaps (2)	Effective Interest Rate (3)	Swap Maturities
Commercial paper	$2,430	$50	—	$—	0.19%
U.S. medium-term notes (4)	13,873	13,668	2.95%	6,425	2.31%	2016-2023
Foreign currency denominated debt	447	530	4.94%	249	4.74%	2017
Capital Cities/ABC debt	108	110	8.75%	—	6.01%
Other (5)	159	184		—
	17,017	14,542	2.62%	6,674	2.10%
International Theme Parks borrowings	319	253	3.30%	—	3.41%
Total borrowings	17,336	14,795	2.63%	6,674	2.12%
Less current portion	4,563	2,164	1.39%	1,250	0.73%
Total long-term borrowings	$12,773	$12,631		$5,424

(1)
The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are the rates in effect at October 3, 2015; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest rate and cross-currency swaps outstanding as of October 3, 2015.

(3)	The effective interest rate includes the impact of existing and terminated interest rate and cross-currency swaps, purchase accounting adjustments and debt issuance discounts and costs.

(4)	Includes debt issuance costs totaling $46 million and $45 million at October 3, 2015 and September 27, 2014, respectively.

(5)	Includes market value adjustments for debt with qualifying hedges totaling $131 million and $74 million at October 3, 2015 and September 27, 2014, respectively.
Commercial Paper
At October 3, 2015 and September 27, 2014, the Company had $2,430 million and $50 million, respectively, of commercial paper borrowings outstanding and had bank facilities with a syndicate of lenders to support commercial paper borrowings as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2016	$1,500	$—	$1,500
Facility expiring June 2017	2,250	—	2,250
Facility expiring March 2019	2,250	—	2,250
Total	$6,000	$—	$6,000
All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. As of October 3, 2015, the Company has $187 million of outstanding letters of credit, of which none were issued under this facility. The facilities contain only one financial covenant, relating to interest coverage, which the Company met on October 3, 2015 by a significant margin, and specifically exclude certain entities, including the International Theme Parks, from any representations, covenants, or events of default.

Commercial paper activity is as follows:

	Commercial paper with original maturities less than three months, net(1)	Commercial paper with original maturities greater than three months	Total
Balance at Sept 28, 2013	$—	$—	$—
Additions	50	2,600	2,650
Payments	—	(2,600)	(2,600)
Other Activity	—	—	—
Balance at Sept 27, 2014	$50	$—	$50
Additions	2,277	3,019	5,296
Payments	—	(2,920)	(2,920)
Other Activity	3	1	4
Balance at Oct 3, 2015	$2,330	$100	$2,430

(1) Borrowings and reductions of borrowings are reported net.
Shelf Registration Statement
At October 3, 2015, the Company had a shelf registration statement in place, which allows the Company to issue various types of debt instruments, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue debt is subject to market conditions and other factors impacting our borrowing capacity.
U.S. Medium-Term Note Program
At October 3, 2015, the total debt outstanding under the U.S. medium-term note program was $13.9 billion with maturities ranging from 1 to 78 years. The debt outstanding includes $13.7 billion of fixed rate notes, which have stated interest rates that range from 0.45% to 7.55% and $260 million of floating rate notes that bear interest at U.S. LIBOR plus or minus a spread. At October 3, 2015, the effective rate on floating rate notes was 0.69%.
European Medium-Term Note Program
At October 3, 2015, the Company had a European medium-term note program, which allows the Company to issue various types of debt instruments such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes and index linked or dual currency notes. Capacity under the program is $4.0 billion, subject to market conditions and other factors impacting our borrowing capacity. Capacity under the program replenishes as outstanding debt under the program is repaid. The Company had no outstanding borrowings under the program at October 3, 2015.
Foreign Currency Denominated Debt
At October 3, 2015, the Company had Canadian $328 million ($249 million) of debt outstanding, which bears interest at the Canadian Dealer Offered Rate plus 0.83% (1.57% at October 3, 2015) and matures in 2017.
In September 2015, the Company renewed and increased its short-term credit facilities to Indian rupee (INR) 18.9 billion ($287 million), which bear interest at rates determined at the time of drawdown and expire in 2016. At October 3, 2015, the Company had borrowed INR 5.8 billion ($88 million) under the facilities, which bear interest at an average rate of 9.19%. Additionally, in September 2015, the Company entered into long-term credit facilities of INR 9.6 billion ($146 million), which bear interest at rates determined at the time of drawdown and expire in 2020. At October 3, 2015, the Company had INR 7.2 billion ($110 million) of borrowings outstanding under the facilities, which bear interest at an average rate of 9.13%, subject to semi-annual revisions, and mature in 2020.
Capital Cities/ABC Debt
In connection with the Capital Cities/ABC, Inc. acquisition in 1996, the Company assumed debt previously issued by Capital Cities/ABC, Inc. At October 3, 2015, the outstanding balance was $108 million, matures in 2021 and has a stated interest rate of 8.75%.
International Theme Parks Borrowings
HKDL has an unsecured loan facility of HK$1.2 billion ($155 million) from the HKSAR. The interest rate on this loan is subject to biannual revisions, but is capped at an annual rate of 7.625% (until March 2022) and 8.50% (until September 2022).

As of October 3, 2015, the rate on the loan was 4.13%. Debt service payments will be made depending on sufficient available funds. Repayment is required by September 30, 2022; however, early repayment is permitted.
As part of a plan to construct a third hotel at HKDL, HKSAR has committed to convert up to $112 million of the balance of this loan to equity in HKDL. See Note 6 for further discussion of the transaction.
Shendi has committed to provide shareholder loans to Shanghai Disney Resort totaling 6.4 billion yuan (approximately $1.0 billion), of which 1.0 billion yuan ($160 million) has been provided as of October 3, 2015. The interest rate on the outstanding loan is 2.5% until the park opens, zero percent through December 31, 2020 and 8.0% thereafter. Of the remaining balance available to be drawn, 4.0 billion yuan will be at these same rates and 1.4 billion yuan will be at an interest rate of 7.0% until the park opens and 8.0% thereafter. Debt service payments will be made depending on sufficient available funds. Repayment is required by March 2036; however, early repayment is permitted.
Total borrowings, excluding market value adjustments and debt issuance costs, have the following scheduled maturities:

	Before International Theme Parks Consolidation	International Theme Parks	Total
2016	$4,526	$24	$4,550
2017	2,097	24	2,121
2018	1,800	25	1,825
2019	1,501	30	1,531
2020	860	32	892
Thereafter	6,148	184	6,332
	$16,932	$319	$17,251
The Company capitalizes interest on assets constructed for its parks and resorts and on theatrical productions. In fiscal years 2015, 2014 and 2013, total interest capitalized was $110 million, $73 million and $77 million, respectively. Interest expense, net of capitalized interest, for fiscal years 2015, 2014 and 2013 was $265 million, $294 million and $349 million, respectively.

9	Income Taxes

	2015	2014	2013
Income Before Income Taxes
Domestic (including U.S. exports)	$12,825	$11,376	$8,972
Foreign subsidiaries	1,043	870	648
	$13,868	$12,246	$9,620

Income Tax Expense/(Benefit)
Current
Federal	$4,182	$2,932	$2,354
State	333	206	98
Foreign (1)	525	600	474
	5,040	3,738	2,926
Deferred
Federal	82	409	29
State	(52)	81	61
Foreign	(54)	14	(32)
	(24)	504	58
	$5,016	$4,242	$2,984

 (1) Includes foreign withholding taxes

	October 3, 2015	September 27, 2014
Components of Deferred Tax Assets and Liabilities
Deferred tax assets
Accrued liabilities	$(2,244)	$(2,171)
Foreign subsidiaries	—	(742)
Net operating losses and tax credit carryforwards	(1,396)	(973)
Other	(945)	(342)
Total deferred tax assets	(4,585)	(4,228)
Deferred tax liabilities
Depreciable, amortizable and other property	5,260	6,183
Foreign subsidiaries	583	—
Licensing revenues	396	351
Other	297	223
Total deferred tax liabilities	6,536	6,757
Net deferred tax liability before valuation allowance	1,951	2,529
Valuation allowance	1,288	1,045
Net deferred tax liability	$3,239	$3,574
The valuation allowance primarily relates to $1.1 billion of deferred tax assets for net operating losses at the International Theme Parks including the noncontrolling interest share of losses ($0.4 billion and $0.7 billion at the end of fiscal 2015 and 2014, respectively). The International Theme Parks net operating losses have an indefinite carryforward period in France and Hong Kong and a five-year carryforward period in China.
The Company had a $399 million deferred income tax asset on the difference between the Company’s tax basis in its investment in Disneyland Paris and the Company’s financial statement carrying value of Disneyland Paris. As a result of the Disneyland Paris recapitalization and the increase in the Company’s ownership interest (see Note 6 for further discussion of this transaction), the Company can no longer recognize the deferred tax asset on the basis difference. Accordingly, the deferred tax asset was written off to income tax expense in fiscal 2015.
As of October 3, 2015, the Company had undistributed earnings of foreign subsidiaries of approximately $2.7 billion for which deferred U.S. federal income taxes have not been provided. The Company intends to reinvest these earnings for the foreseeable future. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Assuming these foreign earnings were repatriated under laws and rates applicable at 2015 fiscal year end, the incremental federal tax applicable to the earnings would be approximately $547 million.
A reconciliation of the effective income tax rate to the federal rate is as follows:

	2015	2014	2013
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.9	2.0	1.8
Domestic production activity deduction	(1.9)	(2.1)	(2.5)
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(1.5)	(0.7)	(1.9)
Disneyland Paris recapitalization	2.9	—	—
Other, including tax reserves and related interest	(0.2)	0.4	(1.4)
	36.2%	34.6%	31.0%

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

	2015	2014	2013
Balance at the beginning of the year	$803	$1,120	$668
Increases for current year tax positions	98	51	222
Increases for prior year tax positions	280	133	365
Decreases in prior year tax positions	(193)	(487)	(9)
Settlements with taxing authorities	(76)	(14)	(126)
Balance at the end of the year	$912	$803	$1,120
The fiscal year-end 2015, 2014 and 2013 balances include $501 million, $453 million and $449 million, respectively, that if recognized, would reduce our income tax expense and effective tax rate. These amounts are net of the offsetting benefits from other tax jurisdictions.
As of the end of fiscal 2015, 2014 and 2013, the Company had $231 million, $216 million and $211 million, respectively, in accrued interest and penalties related to unrecognized tax benefits. During fiscal years 2015, 2014 and 2013, the Company accrued additional interest and penalties of $68 million, $25 million and $42 million, respectively, and recorded reductions in accrued interest and penalties of $54 million, $21 million and $55 million, respectively, as a result of audit settlements and other prior-year adjustments. The Company’s policy is to report interest and penalties as a component of income tax expense.
The Company is no longer subject to U.S. federal examination for years prior to 2013 and is no longer subject to examination in any of its major state or foreign tax jurisdictions for years prior to 2005.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the resolution of certain tax matters, which could include payments on those tax matters. These resolutions and payments could reduce our unrecognized tax benefits by $131 million.
In fiscal years 2015, 2014 and 2013, income tax benefits attributable to equity-based compensation transactions exceeded the amounts recorded based on grant date fair value. Accordingly, $313 million, $255 million and $204 million were credited to shareholders’ equity, respectively, in these years.
10 Pension and Other Benefit Programs
The Company maintains pension and postretirement medical benefit plans covering certain of its employees not covered by union or industry-wide plans. The Company’s defined benefit pension plans cover employees hired prior to January 1, 2012. For employees hired after this date, the Company has a defined contribution plan. Benefits under these pension plans are generally based on years of service and/or compensation and generally require 3 years of vesting service. Employees generally hired after January 1, 1987 for certain of our media businesses and other employees generally hired after January 1, 1994 are not eligible for postretirement medical benefits.
Defined Benefit Plans
The Company measures the actuarial value of its benefit obligations and plan assets for its defined benefit pension and postretirement medical benefit plans at September 30 and adjusts for any plan contributions or significant events between September 30 and its fiscal year end.

The following chart summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with the defined benefit pension and postretirement medical benefit plans:

	Pension Plans		Postretirement Medical Plans
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Projected benefit obligations
Beginning obligations	$(12,190)	$(10,066)	$(1,567)	$(1,325)
Service cost	(332)	(277)	(14)	(10)
Interest cost	(521)	(488)	(68)	(65)
Actuarial gain / (loss)	(176)	(1,643)	33	(202)
Plan amendments and other	28	(22)	(9)	(9)
Benefits paid(1)	812	306	35	44
Ending obligations	$(12,379)	$(12,190)	$(1,590)	$(1,567)
Fair value of plans’ assets
Beginning fair value	$9,765	$8,965	$538	$508
Actual return on plan assets	163	883	9	49
Contributions	337	258	48	17
Benefits paid(1)	(812)	(306)	(35)	(44)
Expenses and other	(38)	(35)	8	8
Ending fair value	$9,415	$9,765	$568	$538

Underfunded status of the plans	$(2,964)	$(2,425)	$(1,022)	$(1,029)
Amounts recognized in the balance sheet
Non-current assets	$3	$70	$—	$—
Current liabilities	(36)	(29)	(13)	(14)
Non-current liabilities	(2,931)	(2,466)	(1,009)	(1,015)
	$(2,964)	$(2,425)	$(1,022)	$(1,029)

(1)
Fiscal 2015 pension plans include $340 million of payments under a plan offered for a limited time to certain former employees who have vested benefits in our qualified defined benefit pension plans. These employees elected to receive an immediate lump-sum distribution in lieu of benefits they would have received following their retirement.

The components of net periodic benefit cost are as follows:

	Pension Plans			Postretirement Medical Plans
	2015	2014	2013	2015	2014	2013
Service costs	$332	$277	$349	$14	$10	$18
Interest costs	521	488	433	68	65	66
Expected return on plan assets	(711)	(645)	(604)	(39)	(36)	(30)
Amortization of prior year service costs	16	14	10	(1)	(2)	(2)
Recognized net actuarial loss / (gain)	247	145	418	10	(7)	40
Net periodic benefit cost	$405	$279	$606	$52	$30	$92

Key assumptions are as follows:
	Pension Plans			Postretirement Medical Plans
	2015	2014	2013	2015	2014	2013
Discount rate	4.47%	4.40%	5.00%	4.47%	4.40%	5.00%
Rate of return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Rate of salary increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	7.00%	7.00%	7.25%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.25%	4.25%	4.25%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2029	2028	2027
In addition to the assumptions in the above table, assumed mortality is also a key assumption in determining benefit obligations. At September 27, 2014, the Company updated the assumed mortality rates to reflect life expectancy improvements. Net periodic benefit cost is based on assumptions determined at the prior-year end measurement date.
AOCI, before tax, as of October 3, 2015 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans	Postretirement Medical Plans	Total
Prior service (cost) / credit	$(68)	$1	$(67)
Net actuarial loss	(3,759)	(115)	(3,874)
Total amounts included in AOCI	(3,827)	(114)	(3,941)
Prepaid / (accrued) pension cost	863	(908)	(45)
Net balance sheet liability	$(2,964)	$(1,022)	$(3,986)
Amounts included in AOCI, before tax, as of October 3, 2015 that are expected to be recognized as components of net periodic benefit cost during fiscal 2016 are:

	Pension Plans	Postretirement Medical Plans	Total
Prior service (cost) / credit	$(14)	$1	$(13)
Net actuarial loss	(242)	(8)	(250)
Total	$(256)	$(7)	$(263)
Plan Funded Status
The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $11.5 billion, $10.6 billion and $8.5 billion, respectively, as of October 3, 2015 and $9.7 billion, $8.8 billion and $7.2 billion as of September 27, 2014, respectively.
For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and aggregate fair value of plan assets were $12.4 billion and $9.4 billion, respectively, as of October 3, 2015 and $9.7 billion and $7.2 billion as of September 27, 2014, respectively.
The Company’s total accumulated pension benefit obligations at October 3, 2015 and September 27, 2014 were $11.4 billion and $11.2 billion, respectively, of which 98% and 98%, respectively, was vested.
The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $1.6 billion and $0.6 billion, respectively, at October 3, 2015 and $1.6 billion and $0.5 billion, respectively, at September 27, 2014.

Plan Assets
A significant portion of the assets of the Company’s defined benefit plans are managed in a third-party master trust. The investment policy and allocation of the assets in the master trust were approved by the Company’s Investment and Administrative Committee, which has oversight responsibility for the Company’s retirement plans. The investment policy ranges for the major asset classes are as follows:

Asset Class	Minimum	Maximum

Equity investments	30%	60%
Fixed income investments	20%	40%
Alternative investments	10%	30%
Cash & money market funds	—%	10%
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

Level 1 – Quoted prices for identical instruments in active markets
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable
Following is a description of the valuation methodologies used for assets reported at fair value. There have been no changes in the methodologies used at October 3, 2015 and September 27, 2014.
Level 1 investments are valued based on observable market prices on the last trading day of the year. Investments in common and preferred stocks are valued based on the securities exchange-listed price or a broker’s quote in an active market. Investments in U.S. Treasury securities are valued based on a broker’s quote in an active market.
Level 2 investments in government and federal agency bonds, mortgage-backed securities (MBS), asset-backed securities and corporate bonds are valued using a broker’s quote in a non-active market or an evaluated price based on a compilation of reported market information, such as benchmark yield curves, credit spreads and estimated default rates. Derivative financial instruments are valued based on models that incorporate observable inputs for the underlying securities, such as interest rates or foreign currency exchange rates. Shares in money market and mutual funds and certain alternative investments are valued at the net asset value of the shares held by the Plan at year-end based on the fair value of the underlying investments.
Level 3 investments primarily consist of investments in limited partnerships, which are valued based on the master trust’s pro-rata share of the partnerships’ underlying net investment holdings as reported in the partnerships’ financial statements. The investments held by the partnerships are recorded at fair value, and the partnerships’ financial statements are generally audited annually. The fair values of the underlying investments are estimated using significant unobservable inputs (e.g., discounted cash flow models or relative valuation methods that incorporate comparable market information such as earnings and cash flow multiples from similar publicly traded companies or real estate properties).
The Company’s defined benefit plan assets are summarized by level in the following tables:

	As of October 3, 2015
Description	Level 1	Level 2	Level 3	Total	Plan Asset Mix

Cash & money market funds	$56	$1,036	$—	$1,092	11%
Common and preferred stocks(1)	2,000	883	—	2,883	29%
Mutual funds	476	215	—	691	7%
Common collective funds	13	476	—	489	5%
Government and federal agency bonds, notes and MBS	1,090	483	—	1,573	16%
Corporate bonds	—	671	—	671	7%
Mortgage- and asset-backed securities	—	137	—	137	1%
Alternative investments	80	952	1,200	2,232	22%
Derivatives and other, net	212	3	—	215	2%
Total	$3,927	$4,856	$1,200	$9,983	100%

	As of September 27, 2014
Description	Level 1	Level 2	Level 3	Total	Plan Asset Mix

Cash & money market funds	$133	$1,099	$—	$1,232	12%
Common and preferred stocks(1)	2,800	656	—	3,456	34%
Mutual funds	415	295	—	710	7%
Common collective funds	18	421	—	439	4%
Government and federal agency bonds, notes and MBS	993	616	—	1,609	16%
Corporate bonds	—	694	—	694	7%
Mortgage- and asset-backed securities	—	162	—	162	2%
Alternative investments	90	515	1,266	1,871	18%
Derivatives and other, net	121	9	—	130	1%
Total	$4,570	$4,467	$1,266	$10,303	100%

(1)
Includes 2.8 million shares of Company common stock valued at $290 million (3% of total plan assets) and 2.9 million shares valued at $255 million (2% of total plan assets) at October 3, 2015 and September 27, 2014, respectively.

Changes in Level 3 assets are as follows:

	Year Ended
	October 3, 2015	September 27, 2014
Balance, beginning of year	$1,266	$1,278
Additions	168	169
Distributions	(332)	(344)
Gain / (Loss)	98	163
Balance, end of year	$1,200	$1,266

Uncalled Capital Commitments
Alternative investments held by the master trust include interests in limited partnerships that have rights to make capital calls to the limited partners. In such cases, the master trust is obligated to make a cash contribution to the limited partnership. At October 3, 2015, the total committed capital still uncalled and unpaid was $679 million.
Plan Contributions
During fiscal 2015, the Company made contributions to its pension and postretirement medical plans totaling $385 million. The Company currently expects to make approximately $900 million to $950 million of pension and postretirement medical plan contributions in fiscal 2016. Final minimum funding requirements for fiscal 2016 will be determined based on our January 1, 2016 funding actuarial valuation, which we expect to receive during the fourth quarter of fiscal 2016.
Estimated Future Benefit Payments
The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension Plans	Postretirement Medical Plans(1)
2016	$439	$44
2017	441	47
2018	470	51
2019	501	56
2020	534	60
2021 – 2025	3,183	368

(1)	Estimated future benefit payments are net of expected Medicare subsidy receipts of $68 million.
Assumptions
Actuarial assumptions, such as the discount rate, long-term rate of return on plan assets and the healthcare cost trend rate, have a significant effect on the amounts reported for net periodic benefit cost as well as the related benefit obligations.
Discount Rate — The assumed discount rate for pension and postretirement medical plans reflects the market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering yield curves constructed of a large population of high-quality corporate bonds and reflects the matching of the plans’ liability cash flows to the yield curves.
At the end of fiscal 2015, the Company changed the approach used to measure service and interest costs for pension and other postretirement benefits. For fiscal 2015, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For fiscal 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. The Company has accounted for this change as a change in accounting estimate and, accordingly, has accounted for it on a prospective basis.
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

Equity Securities	7%	to	11%
Debt Securities	3%	to	5%
Alternative Investments	8%	to	12%
Healthcare cost trend rate — The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. For the 2015 actuarial valuation, we assumed a 7.00% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over fourteen years until reaching 4.25%.

Sensitivity — A one percentage point (ppt) change in the key assumptions would have had the following effects on the projected benefit obligations for pension and postretirement medical plans as of October 3, 2015 and on cost for fiscal 2016:

	Discount Rate		Expected Long-Term Rate of Return On Assets	Assumed Healthcare Cost Trend Rate
Increase/(decrease)	Benefit Expense	Projected Benefit Obligations	Benefit Expense	Net Periodic Postretirement Medical Cost	Projected Benefit Obligations
1 ppt decrease	$230	$2,501	$105	$(32)	$(217)
1 ppt increase	(223)	(2,122)	(105)	29	269
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
The following table sets forth our contributions to multiemployer pension and health and welfare benefit plans that were expensed during the fiscal years 2015, 2014 and 2013, respectively:

	2015	2014	2013
Pension plans	$128	$115	$97
Health & welfare plans	173	158	147
Total contributions	$301	$273	$244
Defined Contribution Plans
The Company has defined contribution retirement plans for employees who began service after December 31, 2011 and are not eligible to participate in the defined benefit pension plans. In general, the Company contributes from 3% to 9% of an employee’s compensation depending on the employee’s age and years of service with the Company up to plan limits. The Company has savings and investment plans that allow eligible employees to contribute up to 50% of their salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s contribution up to plan limits. In fiscal years 2015, 2014 and 2013, the costs of these defined contribution plans were $110 million, $87 million and $68 million, respectively.

11 Equity
The Company paid the following dividends in fiscal 2015, 2014 and 2013:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.66	$1.1 billion	Fourth Quarter of Fiscal 2015	First Half 2015
$1.15	$1.9 billion	Second Quarter of Fiscal 2015	2014
$0.86	$1.5 billion	Second Quarter of Fiscal 2014	2013
$0.75	$1.3 billion	First Quarter of Fiscal 2013	2012
The Company repurchased its common stock in fiscal 2015, 2014 and 2013 as follows:

Fiscal year	Shares acquired	Total paid
2015	60 million	$6.1 billion
2014	84 million	$6.5 billion
2013	71 million	$4.1 billion
On January 30, 2015, the Company’s Board of Directors increased the amount of shares that can be repurchased to 400 million shares as of that date. As of October 3, 2015, the Company had remaining authorization in place to repurchase 355 million additional shares. The repurchase program does not have an expiration date.
The following table summarizes the changes in each component of AOCI including our proportional share of equity method investee amounts, net of 37% estimated tax:

	Market Value Adjustments		Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Investments	Cash Flow Hedges
Balance at Sept. 29, 2012	$3	$(52)	$(3,234)	$17	$(3,266)
Unrealized gains (losses) arising during the period	117	208	1,668	(117)	1,876
Reclassifications of realized net (gains) losses to net income	(25)	(73)	295	6	203
Balance at Sept. 28, 2013	95	83	(1,271)	(94)	(1,187)
Unrealized gains (losses) arising during the period	109	169	(1,022)	18	(726)
Reclassifications of realized net (gains) losses to net income	(104)	(48)	97	—	(55)
Balance at Sept. 27, 2014	100	204	(2,196)	(76)	(1,968)
Unrealized gains (losses) arising during the period	(37)	421	(474)	(195)	(285)
Reclassifications of realized net (gains) losses to net income	(50)	(291)	173	—	(168)
Balance at Oct. 3, 2015	$13	$334	$(2,497)	$(271)	$(2,421)

Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Consolidated Statements of Income:	2015	2014	2013
Investments, net	Interest income/(expense), net	$79	$165	$40
Estimated tax	Income taxes	(29)	(61)	(15)
		50	104	25

Cash flow hedges	Primarily revenue	462	76	116
Estimated tax	Income taxes	(171)	(28)	(43)
		291	48	73

Pension and postretirement medical expense	Cost and expenses	(274)	(154)	(467)
Estimated tax	Income taxes	101	57	172
		(173)	(97)	(295)

Foreign currency translation and other	Other expense, net	—	—	(10)
Estimated tax	Income taxes	—	—	4
		—	—	(6)

Total reclassifications for the period		$168	$55	$(203)
At October 3, 2015 and September 27, 2014, the Company held available-for-sale investments in unrecognized gain positions totaling $21 million and $55 million, respectively, and no investments in significant unrecognized loss positions.
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
Stock options are generally granted at exercise prices equal to or exceeding the market price at the date of grant and become exercisable ratably over a four-year period from the grant date. The following table summarizes contractual terms for our stock option grants:

Grant dates	Contractual Term
Prior to January 2005	10 years
January 2005 through December 2009	7 years
After December 2009	10 years
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
Each share granted subject to a stock option award reduces the number of shares available under the Company’s stock incentive plans by one share while each share granted subject to a RSU award reduces the number of shares available by two shares. As of October 3, 2015, the maximum number of shares available for issuance under the Company’s stock incentive plans (assuming all the awards are in the form of stock options) was approximately 87 million shares and the number available for issuance assuming all awards are in the form of RSUs was approximately 44 million shares. The Company satisfies stock option exercises and vesting of RSUs with newly issued shares. Stock options and RSUs are generally forfeited by employees who terminate prior to vesting.

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
In fiscal years 2015, 2014 and 2013, the weighted average assumptions used in the option-valuation model were as follows:

	2015	2014	2013
Risk-free interest rate	2.1%	3.0%	1.8%
Expected volatility	24%	25%	26%
Dividend yield	1.37%	1.37%	1.60%
Termination rate	3.2%	3.2%	2.7%
Exercise multiple	1.48	1.48	1.41
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
The impact of stock options/rights and RSUs on income and cash flows for fiscal years 2015, 2014 and 2013, was as follows:

	2015	2014	2013
Stock option/rights compensation expense (1)	$102	$102	$101
RSU compensation expense	309	312	311
Total equity-based compensation expense (2)	411	414	412
Tax impact	(134)	(139)	(139)
Reduction in net income	$277	$275	$273
Equity-based compensation expense capitalized during the period	$57	$49	$58
Tax benefit reported in cash flow from financing activities	$313	$255	$204

(1)	Includes stock appreciation rights.

(2)
Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs. Amortization of previously capitalized equity-based compensation totaled $39 million, $68 million and $65 million in fiscal years 2015, 2014 and 2013, respectively.

The following table summarizes information about stock option transactions (shares in millions):

	2015
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	34	$44.23
Awards forfeited	(1)	59.19
Awards granted	5	92.37
Awards exercised	(9)	35.84
Awards expired/cancelled	—	—
Outstanding at end of year	29	54.93
Exercisable at end of year	14	$40.44
The following tables summarize information about stock options vested and expected to vest at October 3, 2015 (shares in millions):

	Vested
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$ 0 — $ 25	1	$19.23	1.0
$ 26 — $ 35	3	29.67	3.0
$ 36 — $ 45	6	39.19	5.8
$ 46 — $ 95	4	56.84	7.5
	14

	Expected to Vest
Range of Exercise Prices	Number of Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$ 0 — $ 40	2	$36.45	5.6
$ 41 — $ 60	4	51.13	7.3
$ 61 — $ 90	4	72.80	8.2
$ 91 — $ 115	4	92.38	9.2
	14

(1)	Number of options expected to vest is total unvested options less estimated forfeitures.

The following table summarizes information about RSU transactions (shares in millions):

	2015
	Units	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	16	$53.17
Granted (1)	4	93.21
Vested	(7)	49.54
Forfeited	(1)	61.73
Unvested at end of year (2)	12	$68.71

(1) Includes 0.2 million Performance RSUs.
(2) Includes 0.9 million Performance RSUs.
The weighted average grant-date fair values of options granted during fiscal 2015, 2014 and 2013 were $22.65, $19.21 and $12.38, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during fiscal 2015, 2014 and 2013 totaled $1,332 million, $1,257 million and $1,162 million, respectively. The aggregate intrinsic values of stock options vested and expected to vest at October 3, 2015 were $831 million and $493 million, respectively.
As of October 3, 2015, there was $140 million of unrecognized compensation cost related to unvested stock options and $473 million related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.6 years for stock options and 1.6 years for RSUs.
Cash received from option exercises for fiscal 2015, 2014 and 2013 was $329 million, $404 million and $587 million, respectively. Tax benefits realized from tax deductions associated with option exercises and RSUs vesting for fiscal 2015, 2014 and 2013 totaled $457 million, $431 million and $398 million, respectively.
13 Detail of Certain Balance Sheet Accounts

	October 3, 2015	September 27, 2014
Current receivables
Accounts receivable	$7,613	$7,428
Other	563	548
Allowance for doubtful accounts	(157)	(154)
	$8,019	$7,822

Other current assets
Prepaid expenses	$469	$425
Other	493	369
	$962	$794

Parks, resorts and other property
Attractions, buildings and improvements	$21,556	$21,539
Leasehold improvements	769	757
Furniture, fixtures and equipment	16,068	15,701
Land improvements	4,352	4,266
	42,745	42,263
Accumulated depreciation	(24,844)	(23,722)
Projects in progress	6,028	3,553
Land	1,250	1,238
	$25,179	$23,332

Intangible assets
Character/franchise intangibles and copyrights	$5,830	$5,830
Other amortizable intangible assets	901	903
Accumulated amortization	(1,426)	(1,204)
Net amortizable intangible assets	5,305	5,529
FCC licenses	629	667
Trademarks	1,218	1,218
Other indefinite lived intangible assets	20	20
	$7,172	$7,434

Other non-current assets
Receivables	$1,589	$1,485
Prepaid expenses	211	212
Other	621	607
	$2,421	$2,304

Accounts payable and other accrued liabilities
Accounts payable	$5,504	$5,371
Payroll and employee benefits	1,797	1,769
Other	543	455
	$7,844	$7,595

Other long-term liabilities
Pension and postretirement medical plan liabilities	$3,940	$3,481
Other	2,429	2,461
	$6,369	$5,942
14 Commitments and Contingencies
Commitments
The Company has various contractual commitments for broadcast rights for sports, feature films and other programming, totaling approximately $55.1 billion, including approximately $0.4 billion for available programming as of October 3, 2015, and approximately $53.4 billion related to sports programming rights, primarily college football (including bowl games and the College Football Playoff) and basketball, NBA, NFL, MLB, the Wimbledon Championships, US Open Tennis, soccer and the Masters golf tournament.
The Company has entered into operating leases for various real estate and equipment needs, including retail outlets and distribution centers for consumer products, broadcast equipment and office space for general and administrative purposes. Rental expense for operating leases during fiscal years 2015, 2014 and 2013, including common-area maintenance and contingent rentals, was $859 million, $883 million and $875 million, respectively.
The Company also has contractual commitments for creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives.

Contractual commitments for broadcast programming rights, future minimum lease payments under non-cancelable operating leases and creative talent and other commitments totaled $63.1 billion at October 3, 2015, payable as follows:

	Broadcast Programming	Operating Leases	Other	Total
2016	$5,450	$463	$1,729	$7,642
2017	6,091	389	1,003	7,483
2018	5,921	326	510	6,757
2019	6,092	281	212	6,585
2020	6,305	239	148	6,692
Thereafter	25,267	1,626	1,033	27,926
	$55,126	$3,324	$4,635	$63,085
Certain contractual commitments, principally broadcast programming rights and operating leases, have payments that are variable based primarily on revenues.
The Company has non-cancelable capital leases, primarily for land and broadcast equipment, which had gross carrying values of $469 million and $557 million at October 3, 2015 and September 27, 2014, respectively. Accumulated amortization related to these capital leases totaled $196 million and $223 million at October 3, 2015 and September 27, 2014, respectively. Future payments under these leases as of October 3, 2015 are as follows:

2016	$42
2017	39
2018	25
2019	17
2020	14
Thereafter	506
Total minimum obligations	643
Less amount representing interest	(421)
Present value of net minimum obligations	222
Less current portion	(27)
Long-term portion	$195
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of October 3, 2015, the remaining debt service obligation guaranteed by the Company was $325 million, of which $60 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for the Anaheim bonds.
Legal Matters
Beef Products, Inc. v. American Broadcasting Companies, Inc. On September 13, 2012, plaintiffs filed an action in South Dakota state court against certain subsidiaries and employees of the Company and others, asserting claims for defamation arising from alleged false statements and implications, statutory and common law product disparagement, and tortious interference with existing and prospective business relationships. The claims arise out of ABC News reports published in March and April 2012 that discussed the subject of labeling requirements for production processes related to a product one plaintiff produces that is added to ground beef before sale to consumers. Plaintiffs seek actual and consequential damages in excess of $400 million, statutory damages (including treble damages) pursuant to South Dakota’s Agricultural Food Products Disparagement Act, and punitive damages. On July 9, 2013, the Company moved in state court to dismiss all claims and on March 27, 2014, the state court dismissed certain common law disparagement counts as preempted by South Dakota’s produce disparagement statute, but denied the motion on the remaining claims. On April 23, 2014, the Company petitioned the South Dakota Supreme Court to allow a discretionary appeal seeking reversal of the state court’s order permitting the remaining common law disparagement claims to proceed and also seeking reversal of its decision to allow certain claims to proceed as defamation claims. On May 22, 2014, the South Dakota Supreme Court denied the Company’s petition. On May 23, 2014, the

Company answered the Complaint. Trial is set for June 2017. At this time, the Company is not able to predict the ultimate outcome of this matter, nor can it estimate the range of possible loss.
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
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.9 billion as of October 3, 2015. Fiscal 2015 activity related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was $0.7 billion as of October 3, 2015. Fiscal 2015 activity related to the allowance for credit losses was not material.
15 Fair Value Measurement
The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level. See Note 10 for the definitions of fair value and each Level within the fair value hierarchy.

	Fair Value Measurement at October 3, 2015
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$36	$—	$—	$36
Derivatives
Interest rate	—	101	—	101
Foreign exchange	—	910	—	910
Liabilities
Derivatives
Foreign exchange	—	(178)	—	(178)
Other	—	(38)	—	(38)
Other	—	—	(96)	(96)
Total recorded at fair value	$36	$795	$(96)	$735
Fair value of borrowings	$—	$17,036	$752	$17,788

	Fair Value Measurement at September 27, 2014
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$100	$—	$—	$100
Derivatives
Interest rate	—	117	—	117
Foreign exchange	—	621	—	621
Liabilities
Derivatives
Interest rate	—	(75)	—	(75)
Foreign exchange	—	(121)	—	(121)
Other	—	—	(198)	(198)
Total recorded at fair value	$100	$542	$(198)	$444
Fair value of borrowings	$—	$14,374	$901	$15,275
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
Level 3 borrowings, which include International Theme Park borrowings and other foreign currency denominated borrowings, are generally valued based on historical market transactions, prevailing market interest rates and the Company’s current borrowing cost and credit risk.
The Company’s financial instruments also include cash, cash equivalents, receivables and account payable. The carrying values of these financial instruments approximate the fair values.
The Company also has assets that are required to be recorded at fair value on a non-recurring basis when the estimated future cash flows provide indicators that the asset may be impaired. In addition, we compare the carrying values of our indefinite-lived intangible assets to fair value on at least an annual basis. During fiscal 2015, the Company recorded film production cost impairment charges of $65 million. At October 3, 2015, the aggregate carrying value of the films for which we prepared the fair value analyses in fiscal 2015 was $184 million. These impairment charges are reported in "Costs of services" in the Consolidated Statements of Income. The film impairment charges reflected the excess of the unamortized cost of the impaired films over their estimated fair value using discounted cash flows, which is a Level 3 valuation technique. During fiscal 2014, radio FCC licenses with a carrying value of $117 million were written down to fair value of $71 million resulting in an impairment charge of $46 million, which was recorded in "Restructuring and impairment charges" in the Consolidated Statement of Income. The radio FCC license fair values were derived using market transactions, which is a Level 3 valuation technique, and were determined in connection with a plan to sell Radio Disney stations.
Credit Concentrations
The Company monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments on an ongoing basis and does not currently anticipate nonperformance by the counterparties.
The Company does not expect that it would realize a material loss, based on the fair value of its derivative financial instruments as of October 3, 2015, in the event of nonperformance by any single derivative counterparty. The Company generally enters into derivative transactions only with counterparties that have a credit rating of A- or better and requires collateral in the event credit ratings fall below A- or aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.
The Company does not have material cash and cash equivalent balances with financial institutions that have below investment grade credit ratings. As of October 3, 2015, the Company’s balances with individual financial institutions that exceeded 10% of the Company’s total cash and cash equivalents were 31% of total cash and cash equivalents compared to 43% as of September 27, 2014.
The Company’s trade receivables and financial investments do not represent a significant concentration of credit risk at October 3, 2015 due to the wide variety of customers and markets into which the Company’s products are sold, their dispersion across geographic areas and the diversification of the Company’s portfolio among issuers.
16 Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of October 3, 2015
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$406	$271	$(54)	$(17)
Interest rate	—	101	—	—
Other	—	—	(18)	(3)
Derivatives not designated as hedges
Foreign exchange	146	87	(102)	(5)
Other	—	—	—	(17)
Gross fair value of derivatives	552	459	(174)	(42)
Counterparty netting	(136)	(56)	169	23
Cash collateral received	(238)	(191)	—	—
Net derivative positions	$178	$212	$(5)	$(19)

	As of September 27, 2014
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$251	$160	$(54)	$(8)
Interest rate	—	117	(75)	—
Derivatives not designated as hedges
Foreign exchange	171	39	(59)	—
Gross fair value of derivatives	422	316	(188)	(8)
Counterparty netting	(144)	(18)	154	8
Cash collateral received	(80)	(119)	—	—
Net derivative positions	$198	$179	$(34)	$—
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of October 3, 2015 and September 27,

2014, the total notional amount of the Company’s pay-floating interest rate swaps was $6.4 billion and $6.8 billion, respectively. The following table summarizes adjustments related to fair value hedges included in "Interest income/(expense), net" in the Consolidated Statements of Income.

	2015	2014	2013
Gain (loss) on interest rate swaps	$60	$(38)	$(180)
Gain (loss) on hedged borrowings	(60)	38	180
In addition, the Company realized net benefits of $97 million, $93 million and $80 million for fiscal years 2015, 2014 and 2013, respectively, in "Interest income/(expense), net" related to the pay-floating interest rate swaps.
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at October 3, 2015 or at September 27, 2014, and gains and losses related to pay-fixed swaps recognized in earnings for fiscal years 2015, 2014 and 2013 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of October 3, 2015 and September 27, 2014, the notional amounts of the Company’s net foreign exchange cash flow hedges were $6.5 billion and $5.0 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for fiscal years 2015, 2014 and 2013 were not material. Net deferred gains recorded in AOCI that will be reclassified to earnings in the next twelve months totaled $346 million.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at October 3, 2015 and September 27, 2014 were $3.3 billion and $4.3 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the offsetting net foreign exchange gains or losses on the related foreign exchange contracts for fiscal years 2015, 2014 and 2013 by corresponding line item in which they are recorded in the Consolidated Statements of Income:

	Costs and Expenses			Interest Income/(Expense), net
	2015	2014	2013	2015	2014	2013
Net gains (losses) on foreign currency denominated assets and liabilities	$(574)	$(269)	$(33)	$42	$24	$199
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	558	216	(8)	(43)	(24)	(194)
Net gains (losses)	$(16)	$(53)	$(41)	$(1)	$—	$5

In addition to the amounts in this table, the Company recorded a $143 million foreign currency translation loss on net monetary assets denominated in Venezuelan BsF in fiscal 2014 that was reported in "Other expense, net" (see Note 4 to the Consolidated Financial Statements).
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices, and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount and fair value of these commodity forward contracts at October 3, 2015 and September 27, 2014 were not material. The related gains and losses recognized in earnings were not material for fiscal years 2015, 2014 and 2013.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain commodity swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The fair value of these contracts at October 3, 2015 and September 27, 2014 were not material. The related gains and losses recognized in earnings were not material for fiscal years 2015, 2014 and 2013.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $7 million and $34 million at October 3, 2015 and September 27, 2014, respectively.
17 Restructuring and Impairment Charges
The Company recorded $53 million, $140 million and $214 million of restructuring and impairment charges in fiscal years 2015, 2014 and 2013, respectively. Charges in fiscal 2015 were primarily due to a contract termination and severance. Charges in fiscal 2014 were primarily due to severance and radio FCC license impairments. Charges in fiscal 2013 were due to severance, contract and lease termination costs and intangible and other asset impairments.
18 New Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued guidance that replaces the existing accounting standards for revenue recognition. The guidance provides a five step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. Subsequently, the FASB has issued exposure drafts to amend certain aspects of the guidance, including revenue recognition associated with the licensing of intellectual property. The guidance is effective beginning the first quarter of the Company’s 2019 fiscal year (with early adoption permitted beginning fiscal year 2018). The guidance may be adopted either by restating all years presented in the Company’s financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. The Company is assessing the potential impact this guidance will have on its financial statements.
Consolidations
In February 2015, the FASB issued guidance that amends the existing accounting standards for consolidation under the variable interest entity and voting interest entity models. The new guidance changes the analysis for determining whether a fee paid to a decision maker or service provider is a variable interest. The Company adopted the provisions of this guidance in the fourth quarter of fiscal 2015. The adoption did not have a material impact on the Company’s financial statements.

QUARTERLY FINANCIAL SUMMARY
(in millions, except per share data)

(unaudited)	Q1(1)	Q2 (2)	Q3	Q4 (3)
2015
Revenues	$13,391	$12,461	$13,101	$13,512
Segment operating income (4)	3,545	3,482	4,120	3,534
Net income	2,244	2,228	2,639	1,741
Net income attributable to Disney	2,182	2,108	2,483	1,609
Earnings per share:
Diluted	$1.27	$1.23	$1.45	$0.95
Basic	1.28	1.24	1.46	0.96
2014
Revenues	$12,309	$11,649	$12,466	$12,389
Segment operating income (4)	3,020	3,353	3,857	2,775
Net income	1,904	2,056	2,419	1,625
Net income attributable to Disney	1,840	1,917	2,245	1,499
Earnings per share:
Diluted	$1.03	$1.08	$1.28	$0.86
Basic	1.04	1.10	1.30	0.87

(1)	The first quarter of fiscal 2014 included restructuring and impairment charges, which had an adverse impact of $0.01 on diluted earnings per share.

(2)
The second quarter of fiscal 2014 included a loss from Venezuelan foreign currency translation ($0.05 per diluted share) and restructuring and impairment charges ($0.02 per diluted share), partially offset by a gain on the sale of property ($0.03 per diluted share) and income related to a portion of a settlement of an affiliate contract dispute ($0.01 per diluted share). These items had a net adverse impact of $0.03 on diluted earnings per share.

(3)
Results for the fourth quarter of fiscal 2015 included a non-cash charge in connection with the write-off of a deferred tax asset as a result of the Disneyland Paris recapitalization ($0.24 per diluted share) and restructuring and impairment charges ($0.02 per diluted share), which collectively resulted in a net adverse impact of $0.25 per diluted share. The fourth quarter of fiscal 2014 included restructuring and impairment charges, which had an adverse impact of $0.03 on diluted earnings per share.

(4)
Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, other expense, interest income/(expense), income taxes and noncontrolling interests. Segment operating income includes equity in the income of investees.