Form 10-Q
period 2016-01-02
WALT DISNEY CO/
filed 2016-02-09
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
January 2, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,631,570,150 shares of common stock outstanding as of February 3, 2016.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended
	January 2, 2016	December 27, 2014
Revenues:
Services	$12,622	$10,727
Products	2,622	2,664
Total revenues	15,244	13,391
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(7,056)	(6,134)
Cost of products (exclusive of depreciation and amortization)	(1,567)	(1,522)
Selling, general, administrative and other	(2,025)	(1,935)
Depreciation and amortization	(607)	(592)
Total costs and expenses	(11,255)	(10,183)
Restructuring and impairment charges	(81)	—
Interest expense, net	(24)	(58)
Equity in the income of investees	474	212
Income before income taxes	4,358	3,362
Income taxes	(1,448)	(1,118)
Net income	2,910	2,244
Less: Net income attributable to noncontrolling interests	(30)	(62)
Net income attributable to The Walt Disney Company (Disney)	$2,880	$2,182

Earnings per share attributable to Disney:
Diluted	$1.73	$1.27

Basic	$1.74	$1.28

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,668	1,717

Basic	1,654	1,700

Dividends declared per share	$0.71	$1.15
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended
	January 2, 2016	December 27, 2014
Net income	$2,910	$2,244
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	(3)	(16)
Market value adjustments for hedges	(25)	135
Pension and postretirement medical plan adjustments	42	44
Foreign currency translation and other	(113)	(95)
Other comprehensive income/(loss)	(99)	68
Comprehensive income	2,811	2,312
Less: Net income attributable to noncontrolling interests	(30)	(62)
Less: Other comprehensive loss attributable to noncontrolling interests	51	20
Comprehensive income attributable to Disney	$2,832	$2,270
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	January 2, 2016	October 3, 2015
ASSETS
Current assets
Cash and cash equivalents	$4,301	$4,269
Receivables	10,298	8,019
Inventories	1,434	1,571
Television costs and advances	811	1,170
Deferred income taxes	—	767
Other current assets	924	962
Total current assets	17,768	16,758
Film and television costs	6,330	6,183
Investments	3,268	2,643
Parks, resorts and other property
Attractions, buildings and equipment	42,937	42,745
Accumulated depreciation	(25,179)	(24,844)
	17,758	17,901
Projects in progress	6,485	6,028
Land	1,244	1,250
	25,487	25,179
Intangible assets, net	7,104	7,172
Goodwill	27,818	27,826
Other assets	2,346	2,421
Total assets	$90,121	$88,182

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$9,320	$7,844
Current portion of borrowings	5,950	4,563
Unearned royalties and other advances	3,526	3,927
Total current liabilities	18,796	16,334
Borrowings	12,965	12,773
Deferred income taxes	3,874	4,051
Other long-term liabilities	6,288	6,369
Commitments and contingencies (Note 10)
Equity
Preferred stock, $.01 par value, Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value, Authorized – 4.6 billion shares, Issued – 2.9 billion shares at January 2, 2016 and 2.8 billion shares at October 3, 2015	35,249	35,122
Retained earnings	60,734	59,028
Accumulated other comprehensive loss	(2,469)	(2,421)
	93,514	91,729
Treasury stock, at cost, 1.2 billion shares	(49,556)	(47,204)
Total Disney Shareholders’ equity	43,958	44,525
Noncontrolling interests	4,240	4,130
Total equity	48,198	48,655
Total liabilities and equity	$90,121	$88,182
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Quarter Ended
	January 2, 2016	December 27, 2014
OPERATING ACTIVITIES
Net income	$2,910	$2,244
Depreciation and amortization	607	592
Gains on sales of investments	(27)	—
Deferred income taxes	551	290
Equity in the income of investees	(474)	(212)
Cash distributions received from equity investees	206	197
Net change in film and television costs and advances	705	114
Equity-based compensation	106	104
Other	144	171
Changes in operating assets and liabilities:
Receivables	(2,358)	(1,027)
Inventories	134	92
Other assets	91	(44)
Accounts payable and other accrued liabilities	(891)	(1,283)
Income taxes	658	617
Cash provided by operations	2,362	1,855

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(1,406)	(998)
Sales of investments	40	—
Acquisitions	(400)	—
Other	(32)	7
Cash used in investing activities	(1,798)	(991)

FINANCING ACTIVITIES
Commercial paper borrowings, net	1,907	2,747
Borrowings	382	69
Reduction of borrowings	(564)	(1,098)
Repurchases of common stock	(2,352)	(1,303)
Proceeds from exercise of stock options	52	65
Contributions from noncontrolling interest holders	—	351
Other	107	66
Cash (used in)/provided by financing activities	(468)	897

Impact of exchange rates on cash and cash equivalents	(64)	(105)

Change in cash and cash equivalents	32	1,656
Cash and cash equivalents, beginning of period	4,269	3,421
Cash and cash equivalents, end of period	$4,301	$5,077
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	January 2, 2016			December 27, 2014
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$44,525	$4,130	$48,655	$44,958	$3,220	$48,178
Comprehensive income	2,832	(21)	2,811	2,270	42	2,312
Equity compensation activity	128	—	128	179	—	179
Dividends	(1,168)	—	(1,168)	(1,948)	—	(1,948)
Common stock repurchases	(2,352)	—	(2,352)	(1,303)	—	(1,303)
Contributions	—	—	—	—	351	351
Distributions and other	(7)	131	124	9	15	24
Ending balance	$43,958	$4,240	$48,198	$44,165	$3,628	$47,793
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the quarter ended January 2, 2016 are not necessarily indicative of the results that may be expected for the year ending October 1, 2016. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation.
These financial statements should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K.
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
The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. Fiscal 2015 segment financial information has been restated to reflect the combination of the Consumer Products and Interactive segments into a single segment effective at the beginning of fiscal 2016.
Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, interest expense, income taxes and noncontrolling interests. Segment operating income includes equity in the income of investees. Corporate and unallocated shared expenses principally consist of corporate functions, executive management and certain unallocated administrative support functions.
Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended
	January 2, 2016	December 27, 2014
Media Networks
Cable Networks	$214	$242
Broadcasting	(72)	(29)
Equity in the income of investees included in segment operating income	142	213
Vice Gain	332	—
Other	—	(1)
Total equity in the income of investees	$474	$212
During the three months ended January 2, 2016, the Company recognized its share of a net gain recorded by A&E Television Networks (A&E), a joint venture owned 50% by the Company, in connection with A&E’s acquisition of an interest

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

in Vice Group Holding, Inc. (Vice) (Vice Gain). The Company’s $332 million share of the Vice Gain is recorded in "Equity in the income of investees" in the Condensed Consolidated Statement of Income but is not included in segment operating income. See Note 3 for further discussion of the transaction.

	Quarter Ended
	January 2, 2016	December 27, 2014
Revenues (1):
Media Networks	$6,332	$5,860
Parks and Resorts	4,281	3,910
Studio Entertainment	2,721	1,858
Consumer Products & Interactive Media	1,910	1,763
	$15,244	$13,391
Segment operating income (1):
Media Networks	$1,412	$1,495
Parks and Resorts	981	805
Studio Entertainment	1,014	544
Consumer Products & Interactive Media	860	701
	$4,267	$3,545

(1) Studio Entertainment segment revenues and operating income include an allocation of Consumer Products & Interactive Media revenues, which is meant to reflect royalties on sales of merchandise based on certain film properties. The increase to Studio Entertainment revenues and operating income and corresponding decrease to Consumer Products & Interactive Media revenues and operating income totaled $262 million and $145 million for the quarters ended January 2, 2016 and December 27, 2014, respectively.
A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended
	January 2, 2016	December 27, 2014
Segment operating income	$4,267	$3,545
Corporate and unallocated shared expenses	(136)	(125)
Restructuring and impairment charges	(81)	—
Interest expense, net	(24)	(58)
Vice Gain	332	—
Income before income taxes	$4,358	$3,362

3.	Acquisitions
Vice/A&E
Vice is a media company targeting a millennial audience through news and pop culture content and creative brand integration. During the first quarter of fiscal 2016, A&E acquired an 8% interest in Vice in exchange for a 49.9% interest in one of A&E’s cable channels, H2, which will be rebranded as VICELAND and programmed with Vice content. As a result of this exchange, A&E recognized a net non-cash gain based on the estimated fair value of H2. The Company’s share of the Vice Gain totaled $332 million and was recorded in "Equity in the income of investees" in the Condensed Consolidated Statement of Income for the quarter ended January 2, 2016. At January 2, 2016, A&E had a 20% interest in Vice.
In addition, during the first quarter of fiscal 2016, the Company acquired an 11% interest in Vice for $400 million of cash.
The Company accounts for its interests in A&E and Vice as equity method investments.
Maker Studios
On May 7, 2014, the Company acquired Maker Studios, Inc. (Maker), a leading network of online video content, for approximately $500 million of cash consideration. Maker shareholders were eligible to receive up to $450 million of additional

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

cash upon Maker’s achievement of certain performance targets for calendar years 2014 and 2015. At the date of the acquisition, the Company recorded a $198 million liability for the fair value of the contingent consideration (determined by a probability weighting of potential payouts). $105 million was paid in fiscal 2015 and a final payment of $70 million was made in January 2016.

4.	Borrowings
During the quarter ended January 2, 2016, the Company’s borrowing activity was as follows:

	October 3, 2015	Borrowings	Payments	Other Activity	January 2, 2016
Commercial paper with original maturities less than three months(1)	$2,330	$408	$—	$1	$2,739
Commercial paper with original maturities greater than three months	100	1,599	(100)	1	1,600
U.S. medium-term notes	13,873	—	(500)	4	13,377
Foreign currency denominated debt and other obligations(2)	714	91	(64)	(74)	667
International Theme Parks borrowings(3)	319	291	—	(78)	532
Total	$17,336	$2,389	$(664)	$(146)	$18,915

(1)	Borrowings and payments are reported net.

(2)	The other activity is primarily market value adjustments for debt with qualifying hedges.

(3)	The other activity is primarily the conversion of HKDL debt into equity. See Note 5 for further discussion of the transaction.
The Company has bank facilities with a syndicate of lenders to support commercial paper borrowings. The following is a summary of the bank facilities at January 2, 2016:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2016	$1,500	$—	$1,500
Facility expiring June 2017	2,250	—	2,250
Facility expiring March 2019	2,250	—	2,250
Total	$6,000	$—	$6,000
All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. As of January 2, 2016, $187 million of letters of credit were outstanding, of which none were issued under this facility. The facilities contain only one financial covenant, relating to interest coverage, which the Company met on January 2, 2016 by a significant margin, and specifically exclude certain entities, including the International Theme Parks, from any representations, covenants, or events of default.
On January 8, 2016, the Company issued $3.0 billion in debt under its U.S. medium-term note program. The proceeds will be used for general corporate purposes.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Interest expense, net
Interest and investment income and interest expense are reported net in the Condensed Consolidated Statements of Income and consist of the following (net of capitalized interest):

	Quarter Ended
	January 2, 2016	December 27, 2014
Interest expense	$(66)	$(69)
Interest and investment income	42	11
Interest expense, net	$(24)	$(58)

Interest and investment income includes gains and losses on the sale of publicly and non-publicly traded investments, investment impairments and interest earned on cash and cash equivalents and certain receivables.

5.	International Theme Park Investments
At January 2, 2016, the Company had an 81% effective ownership interest in the operations of Disneyland Paris, a 47% ownership interest in the operations of HKDL and a 43% ownership interest in the operations of Shanghai Disney Resort, all of which are VIEs consolidated in the Company’s financial statements. See Note 1 for the Company’s policy on consolidating VIEs.
The following tables present summarized balance sheet information for the Company as of January 2, 2016 and October 3, 2015, reflecting the impact of consolidating the International Theme Parks balance sheets.

	As of January 2, 2016
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$3,489	$812	$4,301
Other current assets	13,231	236	13,467
Total current assets	16,720	1,048	17,768
Investments/Advances	7,759	(4,491)	3,268
Parks, resorts and other property	17,445	8,042	25,487
Other assets	43,533	65	43,598
Total assets	$85,457	$4,664	$90,121

Current portion of borrowings	$5,950	$—	$5,950
Other current liabilities	11,994	852	12,846
Total current liabilities	17,944	852	18,796
Borrowings	12,433	532	12,965
Deferred income taxes and other long-term liabilities	9,962	200	10,162
Equity	45,118	3,080	48,198
Total liabilities and equity	$85,457	$4,664	$90,121

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
The following table presents summarized income statement information of the Company for the quarter ended January 2, 2016, reflecting the impact of consolidating the International Theme Parks income statements.

	Before International Theme Parks Consolidation(1)	International Theme Parks and Adjustments	Total
Revenues	$14,751	$493	$15,244
Cost and expenses	(10,676)	(579)	(11,255)
Restructuring and impairment charges	(81)	—	(81)
Interest expense, net	(14)	(10)	(24)
Equity in the income of investees	407	67	474
Income before income taxes	4,387	(29)	4,358
Income taxes	(1,448)	—	(1,448)
Net income	$2,939	$(29)	$2,910

(1)
In the quarter ended January 2, 2016, royalty and management fees from the International Theme Parks totaling $35 million are included in Revenues, and our share of the net income/(loss) of the International Theme Parks is included in Equity in the income of investees.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents summarized cash flow statement information of the Company for the quarter ended January 2, 2016, reflecting the impact of consolidating the International Theme Parks cash flow statements.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash provided by operations	$2,288	$74	$2,362
Investments in parks, resorts and other property	(799)	(607)	(1,406)
Cash (used in)/provided by other investing activities	(678)	286	(392)
Cash (used in)/provided by financing activities	(758)	290	(468)
Impact of exchange rates on cash and cash equivalents	(52)	(12)	(64)
Change in cash and cash equivalents	1	31	32
Cash and cash equivalents, beginning of period	3,488	781	4,269
Cash and cash equivalents, end of period	$3,489	$812	$4,301
Disneyland Paris
During calendar 2015, Disneyland Paris completed a recapitalization consisting of the following:

•
A €0.4 billion equity rights offering of which the Company funded €0.2 billion in February 2015. The Company purchased shares that were unsubscribed by other Disneyland Paris shareholders, which increased the Company’s effective ownership by approximately four percentage points.

•
In February 2015, the Company converted €0.6 billion of its loans to Disneyland Paris into equity at a conversion price of €1.25 per share. The conversion increased the Company’s effective ownership by an additional 23 percentage points. In addition, Disneyland Paris repaid €0.3 billion that was outstanding under then existing lines of credit from the Company. These lines of credit have been replaced by a new €0.4 billion line of credit from the Company bearing interest at EURIBOR plus 2% and maturing in 2023. There is no outstanding balance under the new line of credit at January 2, 2016. As of January 2, 2016, the total outstanding balance of loans provided by the Company to Disneyland Paris was €1.0 billion.

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

As of January 2, 2016, the Company had an 81% effective ownership interest in Disneyland Paris.
Hong Kong Disneyland Resort
At January 2, 2016, the Government of the Hong Kong Special Administrative Region (HKSAR) and the Company had 53% and 47% equity interests in HKDL, respectively. HKSAR holds a right to receive additional shares over time to the extent HKDL exceeds certain return on asset performance targets. The amount of additional shares HKSAR can receive is capped on both an annual and cumulative basis and could decrease the Company’s equity interest by up to an additional 7 percentage points over a period no shorter than 16 years.
HKDL is building a third hotel at the resort, which is expected to open in 2017 and cost approximately $550 million. To fund the construction, the Company will contribute approximately $219 million of equity, and HKSAR will convert an equal amount of its outstanding loan to HKDL into equity. Additionally, the Company and HKSAR will provide shareholder loans of up to approximately $149 million and $104 million, respectively. The loans will mature on dates from fiscal 2022 through fiscal 2025 and bear interest at a rate of three month HIBOR plus 2%. As of January 2, 2016, the Company has funded $181 million of equity and HKSAR has converted $181 million of its loan to equity. To date, neither the Company nor HKSAR have funded any of the shareholder loans.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Shanghai Disney Resort
The Company and Shanghai Shendi (Group) Co., Ltd (Shendi) are constructing a Disney Resort (Shanghai Disney Resort) in the Pudong district of Shanghai that initially includes a theme park, two hotels and a retail, dining and entertainment complex. The park opening is planned for June 16, 2016.
The investment in Shanghai Disney Resort will be funded in accordance with each shareholder’s ownership percentage, with approximately 67% from equity contributions and 33% from shareholder loans. As of January 2, 2016, the outstanding balance of loans provided by the Company and Shendi to Shanghai Disney Resort were 2.2 billion yuan ($345 million) and 2.9 billion yuan ($450 million), respectively. The Company and Shendi have committed to fund an additional 2.6 billion yuan ($400 million) and 3.4 billion yuan ($531 million) of loans, respectively. Shanghai Disney Resort is owned through two joint venture companies, in which Shendi owns 57% and the Company owns 43%. A management company, in which the Company has a 70% interest and Shendi a 30% interest, is responsible for designing, constructing and operating Shanghai Disney Resort.

6.	Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Medical Plans
	Quarter Ended		Quarter Ended
	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Service costs	$80	$83	$3	$4
Interest costs	115	131	15	17
Expected return on plan assets	(188)	(178)	(11)	(10)
Amortization of prior-year service costs	3	4	—	—
Recognized net actuarial loss/(gain)	61	62	2	3
Net periodic benefit cost	$71	$102	$9	$14
During the quarter ended January 2, 2016, the Company did not make any material contributions to its pension and postretirement medical plans. The Company expects total pension and postretirement medical plan contributions in fiscal 2016 of approximately $900 million to $950 million. Final minimum pension plan funding requirements for fiscal 2016 will be determined based on our January 1, 2016 funding actuarial valuation, which will be available in the fourth quarter of fiscal 2016.

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

	Quarter Ended
	January 2, 2016	December 27, 2014
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,654	1,700
Weighted average dilutive impact of Awards	14	17
Weighted average number of common and common equivalent shares outstanding (diluted)	1,668	1,717
Awards excluded from diluted earnings per share	4	9

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

8.	Equity
The Company paid the following dividends in fiscal 2016 and 2015:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.71	$1.2 billion	Second Quarter of Fiscal 2016	Second Half 2015
$0.66	$1.1 billion	Fourth Quarter of Fiscal 2015	First Half 2015
$1.15	$1.9 billion	Second Quarter of Fiscal 2015	2014
During the quarter ended January 2, 2016, the Company repurchased 21 million shares of its common stock for $2.4 billion. As of January 2, 2016, the Company had remaining authorization in place to repurchase approximately 334 million additional shares. The repurchase program does not have an expiration date.
The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts, net of 37% estimated tax:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
	Investments, net	Cash Flow Hedges
Balance at October 3, 2015	$13	$334	$(2,497)	$(271)	$(2,421)
Quarter Ended January 2, 2016:
Unrealized gains (losses) arising during the period	(3)	41	—	(62)	(24)
Reclassifications of net (gains) losses to net income	—	(66)	42	—	(24)
Balance at January 2, 2016	$10	$309	$(2,455)	$(333)	$(2,469)

Balance at September 27, 2014	$100	$204	$(2,196)	$(76)	$(1,968)
Quarter Ended December 27, 2014:
Unrealized gains (losses) arising during the period	(16)	176	—	(75)	85
Reclassifications of net (gains) losses to net income	—	(41)	44	—	3
Balance at December 27, 2014	$84	$339	$(2,152)	$(151)	$(1,880)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended
		January 2, 2016	December 27, 2014
Cash flow hedges	Primarily revenue	$105	$65
Estimated tax	Income taxes	(39)	(24)
		66	41

Pension and postretirement medical expense	Costs and expenses	(67)	(70)
Estimated tax	Income taxes	25	26
		(42)	(44)

Total reclassifications for the period		$24	$(3)
At January 2, 2016 and October 3, 2015, the Company held available-for-sale investments in unrecognized gain positions totaling $20 million and $21 million, respectively, and no investments in significant unrecognized loss positions.

9.	Equity-Based Compensation
Compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended
	January 2, 2016	December 27, 2014
Stock options/rights (1)	$23	$25
RSUs	83	79
Total equity-based compensation expense (2)	$106	$104
Equity-based compensation expense capitalized during the period	$15	$15

(1)	Includes stock appreciation rights.

(2)
Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs. During the quarters ended January 2, 2016 and December 27, 2014, amortization of previously capitalized equity-based compensation totaled $17 million and $9 million, respectively.

Unrecognized compensation cost related to unvested stock options/rights and RSUs totaled approximately $233 million and $798 million, respectively, as of January 2, 2016.
The weighted average grant date fair values of options issued during the quarters ended January 2, 2016 and December 27, 2014 were $31.17 and $22.61, respectively.
During the quarter ended January 2, 2016, the Company made equity compensation grants consisting of 3.8 million stock options and 3.2 million RSUs.

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
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of January 2, 2016, the remaining debt service obligation guaranteed by the Company was $325 million, of which $60 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of television program rights and vacation ownership units. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.9 billion as of January 2, 2016. The activity in the current period related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was approximately $0.7 billion as of January 2, 2016. The activity in the current period related to the allowance for credit losses was not material.
Income Taxes
During the quarter ended January 2, 2016, the Company decreased its gross unrecognized tax benefits by $18 million to $894 million including a $10 million decrease to income tax expense.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters. These resolutions would reduce our unrecognized tax benefits by approximately $161 million, of which $60 million would reduce our income tax expense and effective tax rate if recognized.

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

	Fair Value Measurement at January 2, 2016
	Level 1	Level 2	Level 3	Total
Assets
Investments	$35	$—	$—	$35
Derivatives
Interest rate	—	69	—	69
Foreign exchange	—	926	—	926
Liabilities
Derivatives
Interest rate	—	(23)	—	(23)
Foreign exchange	—	(184)	—	(184)
Other	—	(36)	—	(36)
Other	—	—	(70)	(70)
Total recorded at fair value	$35	$752	$(70)	$717
Fair value of borrowings	$—	$18,355	$1,009	$19,364

	Fair Value Measurement at October 3, 2015
	Level 1	Level 2	Level 3	Total
Assets
Investments	$36	$—	$—	$36
Derivatives
Interest rate	—	101	—	101
Foreign exchange	—	910	—	910
Liabilities
Derivatives
Foreign exchange	—	(178)	—	(178)
Other	—	(38)	—	(38)
Other	—	—	(96)	(96)
Total recorded at fair value	$36	$795	$(96)	$735
Fair value of borrowings	$—	$17,036	$752	$17,788
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
The fair value of the Level 3 other liabilities represents the fair value of the contingent consideration for Maker.
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
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of January 2, 2016
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$393	$257	$(51)	$(15)
Interest rate	—	69	(23)	—
Other	—	—	(23)	(3)
Derivatives not designated as hedges
Foreign exchange	175	101	(111)	(7)
Other	—	—	—	(10)
Gross fair value of derivatives	568	427	(208)	(35)
Counterparty netting	(155)	(74)	205	24
Cash collateral received	(260)	(146)	—	—
Net derivative positions	$153	$207	$(3)	$(11)

	As of October 3, 2015
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$406	$271	$(54)	$(17)
Interest rate	—	101	—	—
Other	—	—	(18)	(3)
Derivatives not designated as hedges
Foreign exchange	146	87	(102)	(5)
Other	—	—	—	(17)
Gross fair value of derivatives	552	459	(174)	(42)
Counterparty netting	(136)	(56)	169	23
Cash collateral received	(238)	(191)	—	—
Net derivative positions	$178	$212	$(5)	$(19)

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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of January 2, 2016 and October 3, 2015, the total notional amount of the Company’s pay-floating interest rate swaps was $5.9 billion and $6.4 billion, respectively. The following table summarizes adjustments related to fair value hedges included in "Interest expense, net" in the Condensed Consolidated Statements of Income.

	Quarter Ended
	January 2, 2016	December 27, 2014
Gain (loss) on interest rate swaps	$(55)	$10
Gain (loss) on hedged borrowings	55	(10)
In addition, during the quarters ended January 2, 2016 and December 27, 2014, the Company realized net benefits of $23 million and $25 million, respectively, in interest expense, net related to the pay-floating interest rate swaps.
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at January 2, 2016 or at October 3, 2015 and gains and losses related to pay-fixed swaps recognized in earnings for the quarters ended January 2, 2016 and December 27, 2014 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of January 2, 2016 and October 3, 2015, the notional amounts of the Company’s net foreign exchange cash flow hedges were $6.2 billion and $6.5 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the quarters ended January 2, 2016 and December 27, 2014 were not material. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months totaled $336 million.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at January 2, 2016 and October 3, 2015 were $3.1 billion and $3.3 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

denominated assets and liabilities for the quarters ended January 2, 2016 and December 27, 2014 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income.

	Costs and Expenses		Interest expense, net
	Quarter Ended		Quarter Ended
	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Net gains (losses) on foreign currency denominated assets and liabilities	$(89)	$(215)	$10	$12
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	79	205	(12)	(12)
Net gains (losses)	$(10)	$(10)	$(2)	$—
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at January 2, 2016 and October 3, 2015 and related gains or losses recognized in earnings for the quarters ended January 2, 2016 and December 27, 2014 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain commodity swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The fair value of these contracts at January 2, 2016 and October 3, 2015 were not material. The related gains or losses recognized in earnings were not material for the quarters ended January 2, 2016 and December 27, 2014.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $4 million and $7 million on January 2, 2016 and October 3, 2015, respectively.

13. Restructuring and Impairment Charges
The Company recorded $81 million of restructuring and impairment charges in the current quarter for an investment impairment and contract termination and severance costs.

14. New Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued guidance that replaces the existing accounting standards for revenue recognition. The guidance provides a five step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. Subsequently, the FASB has issued exposure drafts to amend certain aspects of the guidance, including revenue recognition associated with the licensing of intellectual property (IP). The FASB has indicated that it expects to issue the final guidance on IP licensing in the next few months. The new guidance is effective beginning the first quarter of the Company’s 2019 fiscal year (with early adoption permitted beginning fiscal year 2018). The guidance may be adopted either by restating all years presented in the Company’s financial statements or by recording the impact of adoption as an adjustment to

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

retained earnings at the beginning of the year of adoption. The Company is assessing the potential impact this guidance will have on its financial statements.
Income Taxes
In November 2015, the FASB issued guidance to simplify the presentation of deferred income taxes by reporting the net amount of deferred tax assets and liabilities on a jurisdiction by jurisdiction basis as noncurrent on the balance sheet. The Company adopted the provisions of this guidance in the first quarter of fiscal 2016 and applied the provisions prospectively.

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
Segment Results
Corporate and Unallocated Shared Expenses
Significant Developments
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
Our summary consolidated results are presented below:

	Quarter Ended		% Change
(in millions, except per share data)	January 2, 2016	December 27, 2014	Better/ (Worse)
Revenues:
Services	$12,622	$10,727	18%
Products	2,622	2,664	(2)%
Total revenues	15,244	13,391	14%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(7,056)	(6,134)	(15)%
Cost of products (exclusive of depreciation and amortization)	(1,567)	(1,522)	(3)%
Selling, general, administrative and other	(2,025)	(1,935)	(5)%
Depreciation and amortization	(607)	(592)	(3)%
Total costs and expenses	(11,255)	(10,183)	(11)%
Restructuring and impairment charges	(81)	—	nm
Interest expense, net	(24)	(58)	59%
Equity in the income of investees	474	212	>100%
Income before income taxes	4,358	3,362	30%
Income taxes	(1,448)	(1,118)	(30)%
Net income	2,910	2,244	30%
Less: Net income attributable to noncontrolling interests	(30)	(62)	52%
Net income attributable to Disney	$2,880	$2,182	32%
Diluted earnings per share attributable to Disney	$1.73	$1.27	36%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Quarter Results
Diluted earnings per share attributable to Disney (EPS) increased 36% from $1.27 to $1.73 due to improved operating performance, the Vice Gain at A&E (discussed below) and a decrease in weighted average shares outstanding as a result of our share repurchase program, partially offset by the impact of foreign currency translation due to the strengthening of the U.S. dollar against major currencies (FX Impact).
Revenues
Service revenues for the quarter grew 18%, or $1.9 billion, to $12.6 billion due to increases in theatrical distribution, merchandise licensing, advertising, volume and guest spending at our domestic parks and resorts, fees from Multi-channel Video Distributors (MVPDs) (Affiliate Fees), and TV and subscription video on demand (SVOD) distribution. These increases were partially offset by an unfavorable FX Impact.
Product revenues for the quarter decreased 2%, or $42 million, to $2.6 billion driven by an unfavorable FX Impact, a decrease in console game volumes and lower retail sales, partially offset by increased guest spending and food, beverage and merchandise volumes at our domestic parks and resorts.
Costs and expenses
Cost of services for the quarter increased 15%, or $0.9 billion, to $7.1 billion due to increased sports programming costs, higher theatrical distribution costs, and inflation and new guest offerings at our domestic parks and resorts. These increases were partially offset by a favorable FX Impact.
Cost of products for the quarter increased 3%, or $45 million, to $1.6 billion primarily due to higher food, beverage and merchandise volumes and inflation at our domestic parks and resorts, partially offset by a favorable FX impact.
Selling, general, administrative and other costs increased 5%, or $90 million, to $2.0 billion primarily due to higher theatrical marketing costs, partially offset by a favorable FX Impact.
Depreciation and amortization costs increased 3%, or $15 million, to $0.6 billion primarily due to depreciation associated with new theme park attractions, partially offset by a favorable FX Impact.
Restructuring and impairment charges
The Company recorded $81 million of restructuring and impairment charges in the quarter for an investment impairment and contract termination and severance costs.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	January 2, 2016	December 27, 2014	% Change Better/(Worse)
Interest expense	$(66)	$(69)	4%
Interest and investment income	42	11	>100%
Interest expense, net	$(24)	$(58)	59%
The increase in interest and investment income for the quarter was due to gains on sales of investments.
Equity in the income of investees
Equity in the income of investees increased $262 million, to $474 million for the quarter due to the $332 million Vice Gain ($0.13 of EPS) (see Note 3 to the Condensed Consolidated Financial Statements). The benefit of the Vice Gain was partially offset by higher equity losses at Hulu and lower operating results at A&E. The increase in equity losses at Hulu was due to increased programming and marketing costs driven by new content offerings, partially offset by higher subscription and advertising revenues. The decrease at A&E was due to lower advertising revenue and higher programming costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Effective Income Tax Rate

	Quarter Ended
	January 2, 2016	December 27, 2014	Change Better/(Worse)
Effective income tax rate	33.2%	33.3%	0.1	ppt
The effective income tax rate was relatively flat as a favorable FX Impact from deferred income tax liabilities recorded on our foreign earnings was essentially offset by a higher average effective tax rate due to a decreased benefit related to the mix of earnings that are eligible for qualified domestic production activities deductions.
Noncontrolling Interests

	Quarter Ended
(in millions)	January 2, 2016	December 27, 2014	% Change Better/(Worse)
Net income attributable to noncontrolling interests	$30	$62	52%
The decrease in net income attributable to noncontrolling interests for the quarter was due to lower results at Disneyland Paris and higher pre-opening expenses at Shanghai Disney Resort.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes.

SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended January 2, 2016 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
Media Networks revenues are subject to seasonal advertising patterns, changes in viewership levels and timing of program sales. In general, advertising revenues are somewhat higher during the fall and somewhat lower during the summer months. Affiliate revenues are typically collected ratably throughout the year.
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
Consumer Products & Interactive Media revenues are influenced by seasonal consumer purchasing behavior, which generally results in increased revenues during the Company’s first fiscal quarter, and the timing and performance of theatrical and game releases and cable programming broadcasts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change
(in millions)	January 2, 2016	December 27, 2014	Better/ (Worse)
Revenues:
Media Networks	$6,332	$5,860	8%
Parks and Resorts	4,281	3,910	9%
Studio Entertainment	2,721	1,858	46%
Consumer Products & Interactive Media	1,910	1,763	8%
	$15,244	$13,391	14%
Segment operating income:
Media Networks	$1,412	$1,495	(6)%
Parks and Resorts	981	805	22%
Studio Entertainment	1,014	544	86%
Consumer Products & Interactive Media	860	701	23%
	$4,267	$3,545	20%

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended		% Change
(in millions)	January 2, 2016	December 27, 2014	Better/ (Worse)
Segment operating income	$4,267	$3,545	20%
Corporate and unallocated shared expenses	(136)	(125)	(9)%
Restructuring and impairment charges	(81)	—	nm
Interest expense, net	(24)	(58)	59%
Vice Gain	332	—	nm
Income before income taxes	$4,358	$3,362	30%
Depreciation expense is as follows:

	Quarter Ended		% Change
(in millions)	January 2, 2016	December 27, 2014	Better/ (Worse)
Media Networks
Cable Networks	$37	$37	—%
Broadcasting	21	21	—%
Total Media Networks	58	58	—%
Parks and Resorts
Domestic	318	297	(7)%
International	84	89	6%
Total Parks and Resorts	402	386	(4)%
Studio Entertainment	13	14	7%
Consumer Products & Interactive Media	14	16	13%
Corporate	63	61	(3)%
Total depreciation expense	$550	$535	(3)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Amortization of intangible assets is as follows:

	Quarter Ended		% Change
(in millions)	January 2, 2016	December 27, 2014	Better/ (Worse)
Media Networks	$5	$5	—%
Parks and Resorts	1	1	—%
Studio Entertainment	20	21	5%
Consumer Products & Interactive Media	31	30	(3)%
Total amortization of intangible assets	$57	$57	—%

Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	January 2, 2016	December 27, 2014	Better/ (Worse)
Revenues
Affiliate Fees	$2,960	$2,854	4%
Advertising	2,619	2,335	12%
TV/SVOD distribution and other	753	671	12%
Total revenues	6,332	5,860	8%
Operating expenses	(4,355)	(3,890)	(12)%
Selling, general, administrative and other	(644)	(625)	(3)%
Depreciation and amortization	(63)	(63)	—%
Equity in the income of investees	142	213	(33)%
Operating Income	$1,412	$1,495	(6)%
Revenues
The 4% increase in Affiliate Fees was due to growth of 7% from higher contractual rates, partially offset by decreases of 2% from lower subscribers and 2% from an unfavorable FX Impact.
The 12% increase in advertising revenues was due to increases of $245 million at Cable Networks, from $1,243 million to $1,488 million, and $39 million at Broadcasting, from $1,092 million to $1,131 million. The increase at Cable Networks was due to a 12% increase from higher units sold and a 10% increase from higher rates, both of which benefited from the timing of the College Football Playoff (CFP) bowl games relative to our fiscal quarter end. Six CFP games were aired in the current quarter that were aired in the second quarter of the prior year. Broadcasting advertising revenues reflected a 5% increase from higher network units sold, a 3% increase from higher network rates and a 1% increase from airing New Year’s Eve specials in the current quarter that aired in the second quarter of the prior year. These increases were partially offset by a 5% decrease from lower network ratings and a 2% decrease from the owned television stations driven by lower political advertising.
TV/SVOD distribution and other revenue increased $82 million from $671 million to $753 million due to higher program sales driven by sales of Jessica Jones and Disney Channel titles in the current quarter.
Costs and Expenses
Operating expenses include programming and production costs, which increased $470 million from $3,589 million to $4,059 million. At Cable Networks, programming and production costs increased $400 million primarily due to the timing of CFP games and contractual rate increases for the NFL and college football. These increases were partially offset by the absence of rights costs for NASCAR. At Broadcasting, programming and production costs increased $70 million due a higher average cost of new scripted programming, higher TV/SVOD sales and the costs of airing New Year’s Eve specials in the current quarter.
Equity in the Income of Investees
Income from equity investees decreased $71 million from $213 million to $142 million due to higher equity losses from Hulu and lower equity income from A&E. Higher equity losses from Hulu were due to increased programming and marketing

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

costs driven by new content offerings, partially offset by higher subscription and advertising revenues. The A&E decrease was driven by lower advertising revenue and higher programming costs.
 Segment Operating Income
Segment operating income decreased 6%, or $83 million, to $1,412 million due to lower income from equity investees, decreases at ESPN and the owned television stations, and an unfavorable FX Impact, partially offset by increases at the ABC Television Network and the domestic Disney Channels.
The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	January 2, 2016	December 27, 2014	Better/ (Worse)
Revenues
Cable Networks	$4,521	$4,166	9%
Broadcasting	1,811	1,694	7%
	$6,332	$5,860	8%
Segment operating income
Cable Networks	$1,189	$1,255	(5)%
Broadcasting	223	240	(7)%
	$1,412	$1,495	(6)%
Restructuring and impairment charges
The Company recorded restructuring and impairment charges of $81 million related to Media Networks in the quarter for an investment impairment and contract termination and severance costs.

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change
(in millions)	January 2, 2016	December 27, 2014	Better/ (Worse)
Revenues
Domestic	$3,674	$3,233	14%
International	607	677	(10)%
Total revenues	4,281	3,910	9%
Operating expenses	(2,475)	(2,283)	(8)%
Selling, general, administrative and other	(422)	(435)	3%
Depreciation and amortization	(403)	(387)	(4)%
Operating Income	$981	$805	22%
Revenues
Parks and Resorts revenues increased 9%, or $371 million, to $4.3 billion due to an increase of $441 million at our domestic operations, partially offset by a decrease of $70 million at our international operations. Operations benefited from a shift in the timing of the New Year’s holiday relative to our fiscal periods.
Revenue growth of 14% at our domestic operations reflected an 8% increase from higher average guest spending and a 6% increase from volume growth. Guest spending growth was due to higher average ticket prices for theme park admissions and cruise line sailings, increased food, beverage and merchandise spending and higher average hotel room rates. Higher volumes were due to attendance growth.
Revenues at our international operations reflected a 9% FX Impact and a 4% decrease from lower volumes, partially offset by an increase of 3% from higher average guest spending. Lower volumes were primarily due to a decrease in attendance

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

at Disneyland Paris driven by the closure of the park for four days in November 2015. Guest spending growth was primarily due to increased merchandise, food and beverage spending and higher average ticket prices at Disneyland Paris.
The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Jan. 2, 2016	Dec. 27, 2014	Jan. 2, 2016	Dec. 27, 2014	Jan. 2, 2016	Dec. 27, 2014
Parks
Increase/(decrease)
Attendance	10%	7%	(7)%	4%	6%	6%
Per Capita Guest Spending	7%	4%	5%	5%	7%	4%
Hotels (1)
Occupancy	92%	89%	77%	79%	89%	87%
Available Room Nights (in thousands)	2,608	2,591	620	621	3,228	3,212
Per Room Guest Spending	$314	$288	$311	$319	$314	$293

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2015 quarter average foreign exchange rate. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.10 and $1.25 for the quarters ended January 2, 2016 and December 27, 2014, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased $43 million from $1,119 million to $1,162 million, infrastructure costs, which increased $56 million from $407 million to $463 million, and cost of sales, which increased $42 million from $369 million to $411 million. The increase in operating labor was due to inflation, higher volumes and new guest offerings, partially offset by lower pension and postretirement medical costs. Higher infrastructure costs were driven by the dry-dock of the Disney Dream and inflation. The increase in cost of sales was primarily due to higher volumes. Other operating expenses, which include costs for such items as supplies, commissions and entertainment offerings, increased primarily due to new guest offerings, inflation and higher volumes. Operating labor, infrastructure costs and other operating expenses were also impacted by higher pre-opening expenses at Shanghai Disney Resort. Operating expense growth was partially offset by a 2% FX Impact, which had similar impacts on operating labor, infrastructure costs and cost of sales.
The increase in depreciation and amortization was associated with new attractions at Walt Disney World Resort, partially offset by a favorable FX Impact.
Segment Operating Income
Segment operating income increased 22%, or $176 million, to $981 million due to growth at our domestic operations, partially offset by a decrease at our international operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	January 2, 2016	December 27, 2014	Better/ (Worse)
Revenues
Theatrical distribution	$1,017	$336	>100%
Home entertainment	722	678	6%
TV/SVOD distribution and other	982	844	16%
Total revenues	2,721	1,858	46%
Operating expenses	(1,064)	(758)	(40)%
Selling, general, administrative and other	(610)	(521)	(17)%
Depreciation and amortization	(33)	(35)	6%
Operating Income	$1,014	$544	86%
Revenues
The increase in theatrical distribution revenue was due to the strong performance of Star Wars: The Force Awakens in the current quarter, partially offset by an unfavorable FX Impact. Additionally, the current quarter included the release of The Good Dinosaur and the prior-year quarter included Big Hero 6.
The increase in home entertainment revenue was due to sales of Star Wars Classic titles, partially offset by an unfavorable FX Impact. Other significant titles in the current quarter include Inside Out, Marvel’s Ant-Man, Aladdin Diamond Release and Marvel’s Avengers: Age of Ultron, whereas significant titles in the prior-year quarter included Marvel’s Guardians of the Galaxy, Maleficent and Frozen.
The increase in TV/SVOD distribution and other revenue was due to increases of 14% from revenue share with the Consumer Products & Interactive Media segment driven by the success of merchandise based on Star Wars: The Force Awakens and 6% from TV/SVOD distribution, partially offset by a decrease of 3% from an unfavorable FX Impact. The increase in TV/SVOD distribution was due to growth internationally.
Costs and Expenses
Operating expenses include an increase of $283 million in film cost amortization, from $435 million to $718 million, primarily due to the impact of higher revenues. Operating expenses also include cost of goods sold and distribution costs, which increased $23 million, from $323 million to $346 million, due to higher theatrical distribution costs driven by Star Wars: The Force Awakens in the current quarter, partially offset by a favorable FX Impact.
Selling, general, administrative and other costs increased $89 million from $521 million to $610 million due to higher theatrical marketing expenses, partially offset by a favorable FX Impact. The increase in theatrical marketing expense was due to higher spending on Star Wars: The Force Awakens and The Good Dinosaur in the current quarter compared to Big Hero 6 in the prior-year quarter.
Segment Operating Income
Segment operating income increased $470 million to $1.0 billion due to growth from theatrical distribution, a higher revenue share with the Consumer Products & Interactive Media segment, growth in TV/SVOD distribution and increased home entertainment results, partially offset by an unfavorable FX Impact.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Consumer Products & Interactive Media
Operating results for the Consumer Products & Interactive Media segment are as follows:

	Quarter Ended		% Change
(in millions)	January 2, 2016	December 27, 2014	Better/ (Worse)
Revenues
Licensing, publishing and games	$1,300	$1,109	17%
Retail and other	610	654	(7)%
Total revenues	1,910	1,763	8%
Operating expenses	(729)	(725)	(1)%
Selling, general, administrative and other	(276)	(291)	5%
Depreciation and amortization	(45)	(46)	2%
Operating Income	$860	$701	23%
Revenues
The 17% increase in licensing, publishing and games revenue was due to a 17% increase from our Merchandise Licensing business and a 1% increase from publishing, partially offset by a 1% decrease from games. The increases at Merchandise Licensing and publishing were primarily due to higher licensing revenues from Star Wars merchandise and the timing of minimum guarantee shortfall recognition at Merchandise Licensing, partially offset by an unfavorable FX Impact. Lower games revenue was primarily due to a decrease in unit sales of Disney Infinity and catalog titles and lower minimum guarantee shortfall recognition, partially offset by licensing revenues from Star Wars: Battlefront.
The 7% decrease in retail and other revenue reflected a 7% decrease from our Retail business due to lower comparable store sales in Europe and North America, an unfavorable FX Impact and a decrease in online sales in North America. Lower sales were due to the strong performance of merchandise based on Frozen in the prior-year quarter, partially offset by current quarter sales of Star Wars merchandise.
Costs and Expenses
Operating expenses include a $10 million decrease in cost of goods sold and distribution costs, from $499 million to $489 million, a $6 million increase in labor and occupancy costs, from $135 million to $141 million and a $4 million increase in product development, from $75 million to $79 million. The decrease in cost of goods sold and distribution costs was driven by lower volumes at games and retail and a favorable FX Impact, partially offset by inventory reserves for Disney Infinity and higher average unit costs at retail. Labor and occupancy costs were essentially flat as the impact of higher rent and labor cost inflation at retail was largely offset by a favorable FX Impact. The increase in product development was due to higher costs for new content.
Selling, general, administrative and other costs decreased $15 million from $291 million to $276 million due to a favorable FX Impact.
Segment Operating Income
Segment operating income increased 23% to $860 million due to an increase at Merchandise Licensing and, to a lesser extent, publishing and games, partially offset by a decrease at retail and an unfavorable FX Impact.

CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change
(in millions)	January 2, 2016	December 27, 2014	Better/ (Worse)
Corporate and unallocated shared expenses	$(136)	$(125)	(9)%

The increase in Corporate and unallocated shared expenses in the current quarter was primarily due to higher compensation costs.

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
Seven TV Investment
In December 2015, the Company reduced its common share ownership interest in Seven TV from 49% to 20% to comply with Russian regulations that limit foreign ownership of media companies, while maintaining our economic interest in the business. Seven TV operates an advertising-supported, free-to-air Disney Channel in Russia and is accounted for under the equity method. We understand that the Russian government will review the new structure for compliance during calendar year 2016 and depending on the outcome of that review, we could have an impairment of some or all of our approximately $300 million investment related to the Disney Channel in Russia.

FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	January 2, 2016	December 27, 2014
Cash provided by operations	$2,362	$1,855	27%
Cash used in investing activities	(1,798)	(991)	(81)%
Cash (used in)/provided by financing activities	(468)	897	nm
Impact of exchange rates on cash and cash equivalents	(64)	(105)	39%
Change in cash and cash equivalents	$32	$1,656	(98)%
Operating Activities
Cash provided by operating activities increased 27% to $2.4 billion for the current quarter compared to $1.9 billion in the prior-year quarter due to higher operating cash flow at our Studio Entertainment and Parks and Resorts segments. Higher operating cash flow at Studio Entertainment was primarily due to higher operating cash receipts due to increased revenue and lower operating cash disbursements driven by the timing of payments for marketing and participation costs. Higher operating cash flow at Parks and Resorts was due to higher operating cash receipts driven by increased revenue.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The Company’s film and television production and programming activity for the quarters ended January 2, 2016 and December 27, 2014 are as follows:

	Quarter Ended
(in millions)	January 2, 2016	December 27, 2014
Beginning balances:
Production and programming assets	$7,353	$6,386
Programming liabilities	(989)	(875)
	6,364	5,511
Spending:
Television program licenses and rights	1,767	1,850
Film and television production	1,231	1,126
	2,998	2,976
Amortization:
Television program licenses and rights	(2,558)	(2,218)
Film and television production	(1,145)	(872)
	(3,703)	(3,090)

Change in film and television production and programming costs	(705)	(114)
Other non-cash activity	13	(42)
Ending balances:
Production and programming assets	7,141	6,384
Programming liabilities	(1,469)	(1,029)
	$5,672	$5,355

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the quarters ended January 2, 2016 and December 27, 2014 are as follows:

	Quarter Ended
(in millions)	January 2, 2016	December 27, 2014
Media Networks
Cable Networks	$27	$15
Broadcasting	30	7
Total Media Networks	57	22
Parks and Resorts
Domestic	627	239
International	607	638
Total Parks and Resorts	1,234	877
Studio Entertainment	27	24
Consumer Products & Interactive Media	13	5
Corporate	75	70
	$1,406	$998
Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new attractions, cruise ships, recurring capital and capital improvements and systems infrastructure. The increase at our domestic parks and resorts was due to new attractions at Walt Disney World Resort and Disneyland Resort. The decrease at our international parks and resorts was due to lower construction spending for the Shanghai Disney Resort, partially offset by Hong Kong Disneyland Resort.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at Consumer Products & Interactive Media primarily reflect investments in leasehold improvements at retail locations.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology and equipment.
The Company currently expects its fiscal 2016 capital expenditures will be approximately $0.8 billion higher than fiscal 2015 capital expenditures of $4.3 billion, due to increased investment at our domestic parks and resorts.
Other Investing Activities
During the current quarter, acquisitions totaled $400 million due to the acquisition of an 11% interest in Vice.

Financing Activities
Cash used in financing activities was $0.5 billion in the current quarter compared to cash provided by financing activities of $0.9 billion in the prior-year quarter.
Cash used in financing activities in the current quarter reflected repurchases of common stock of $2.4 billion, partially offset by net cash inflows from borrowings of $1.7 billion.
The decrease in cash provided by financing activities of $1.4 billion versus the prior-year quarter was due to an increase in repurchases of common stock of $1.0 billion and lower contributions from noncontrolling interest holders of $0.4 billion.
During the quarter ended January 2, 2016, the Company’s borrowing activity was as follows:

(in millions)	October 3, 2015	Borrowings	Payments	Other Activity	January 2, 2016
Commercial paper with original maturities less than three months, net (1)	$2,330	$408	$—	$1	$2,739
Commercial paper with original maturities greater than three months	100	1,599	(100)	1	1,600
U.S. medium-term notes	13,873	—	(500)	4	13,377
Foreign currency denominated debt and other obligations(2)	714	91	(64)	(74)	667
International Theme Parks borrowings(3)	319	291	—	(78)	532
Total	$17,336	$2,389	$(664)	$(146)	$18,915
(1) Borrowings and payments are reported net.

(2)	The other activity is primarily market value adjustments for debt with qualifying hedges.

(3)	The other activity is primarily the conversion of debt into HKDL equity. See Note 5 to the Condensed Consolidated Financial Statements for further discussion of the transaction.
The Company’s bank facilities as of January 2, 2016 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facility expiring March 2016	$1,500	$—	$1,500
Bank facility expiring June 2017	2,250	—	2,250
Bank facility expiring March 2019	2,250	—	2,250
Total	$6,000	$—	$6,000
All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard & Poor’s. The spread above LIBOR can range from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

reduces available borrowings under this facility. As of January 2, 2016, $187 million of letters of credit were outstanding, of which none were issued under this facility.
The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
On January 8, 2016, the Company issued $3.0 billion in debt under its U.S. medium-term note program. The proceeds will be used for general corporate purposes.
The Company paid the following dividends in fiscal 2016 and 2015:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.71	$1.2 billion	Second Quarter of Fiscal 2016	Second Half 2015
$0.66	$1.1 billion	Fourth Quarter of Fiscal 2015	First Half 2015
$1.15	$1.9 billion	Second Quarter of Fiscal 2015	2014
During the quarter ended January 2, 2016, the Company repurchased 21 million shares of its common stock for $2.4 billion. As of January 2, 2016, the Company had remaining authorization in place to repurchase approximately 334 million additional shares. The repurchase program does not have an expiration date.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of January 2, 2016, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on January 2, 2016 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the International Theme Parks, from any representations, covenants or events of default.

COMMITMENTS AND CONTINGENCIES
Legal Matters
As disclosed in Note 10 to the Condensed Consolidated Financial Statements, the Company has exposure for certain legal matters.
Guarantees
See Note 10 to the Condensed Consolidated Financial Statements for information regarding the Company’s guarantees.
Tax Matters
As disclosed in Note 9 to the Consolidated Financial Statements in the 2015 Annual Report on Form 10-K, the Company has exposure for certain tax matters.
Contractual Commitments
See Note 14 to the Consolidated Financial Statements in the 2015 Annual Report on Form 10-K for information regarding the Company’s contractual commitments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

OTHER MATTERS
Accounting Policies and Estimates
We believe that the application of the following accounting policies, which are important to our financial position and results of operations require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2015 Annual Report on Form 10-K.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Revenue Recognition
The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements in the 2015 Annual Report on Form 10-K for a summary of these revenue recognition policies.
We reduce home entertainment and game revenues for estimated future returns of merchandise and for customer programs and sales incentives. These estimates are based upon historical return experience, current economic trends and projections of customer demand for and acceptance of our products. If we underestimate the level of returns or concessions in a particular period, we may record less revenue in later periods when returns or concessions exceed the estimated amount. Conversely, if we overestimate the level of returns or concessions for a period, we may have additional revenue in later periods when returns or concessions are less than estimated.
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
Pension and Postretirement Medical Plan Actuarial Assumptions
The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two significant assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement, which we evaluate annually. Refer to the 2015 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The Company is required to compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized for the difference. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

New Accounting Pronouncements
See Note 14 to the Condensed Consolidated Financial Statements for information regarding new accounting pronouncements.
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
Based on their evaluation as of January 2, 2016, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
There have been no changes in our internal controls over financial reporting during the first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As disclosed in Note 10 to the Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 10 relating to certain legal matters is incorporated herein by reference.

ITEM 1A. Risk Factors
The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward-looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: changes in domestic and global economic conditions, competitive conditions and consumer preferences; adverse weather conditions or natural disasters; health concerns; international, political or military developments; and technological developments. Such developments may affect travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, expenses of providing medical and pension benefits, demand for our products and performance of some or all company businesses either directly or through their impact on those who distribute our products. Additional factors are discussed in the 2015 Annual Report on Form 10-K under the Item 1A, “Risk Factors.”

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended January 2, 2016:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 4, 2015 – October 31, 2015	5,216,879	$106.33	5,191,200	350 million
November 1, 2015 – November 30, 2015	5,394,949	116.44	5,367,500	345 million
December 1, 2015 – January 2, 2016	10,588,558	111.31	10,557,500	334 million
Total	21,200,386	111.39	21,116,200	334 million

(1)
84,186 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
February 9, 2016
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 2, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes
Filed

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.