Form 10-Q
period 2016-04-02
WALT DISNEY CO/
filed 2016-05-10
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
April 2, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,622,440,708 shares of common stock outstanding as of May 4, 2016.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Revenues:
Services	$11,171	$10,552	$23,793	$21,279
Products	1,798	1,909	4,420	4,573
Total revenues	12,969	12,461	28,213	25,852
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(5,566)	(5,543)	(12,622)	(11,677)
Cost of products (exclusive of depreciation and amortization)	(1,298)	(1,147)	(2,865)	(2,669)
Selling, general, administrative and other	(2,137)	(2,081)	(4,162)	(4,016)
Depreciation and amortization	(605)	(584)	(1,212)	(1,176)
Total costs and expenses	(9,606)	(9,355)	(20,861)	(19,538)
Restructuring and impairment charges	—	—	(81)	—
Interest income/(expense), net	(67)	8	(91)	(50)
Equity in the income of investees	150	206	624	418
Income before income taxes	3,446	3,320	7,804	6,682
Income taxes	(1,170)	(1,092)	(2,618)	(2,210)
Net income	2,276	2,228	5,186	4,472
Less: Net income attributable to noncontrolling interests	(133)	(120)	(163)	(182)
Net income attributable to The Walt Disney Company (Disney)	$2,143	$2,108	$5,023	$4,290

Earnings per share attributable to Disney:
Diluted	$1.30	$1.23	$3.04	$2.50

Basic	$1.31	$1.24	$3.06	$2.52

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,643	1,715	1,655	1,716

Basic	1,633	1,699	1,643	1,700

Dividends declared per share	$—	$—	$0.71	$1.15
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net income	$2,276	$2,228	$5,186	$4,472
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	(1)	(54)	(4)	(70)
Market value adjustments for hedges	(204)	129	(229)	264
Pension and postretirement medical plan adjustments	40	34	82	78
Foreign currency translation and other	54	(84)	(59)	(179)
Other comprehensive income/(loss)	(111)	25	(210)	93
Comprehensive income	2,165	2,253	4,976	4,565
Less: Net income attributable to noncontrolling interests	(133)	(120)	(163)	(182)
Less: Other comprehensive (income)/loss attributable to noncontrolling interests	(19)	12	32	32
Comprehensive income attributable to Disney	$2,013	$2,145	$4,845	$4,415
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	April 2, 2016	October 3, 2015
ASSETS
Current assets
Cash and cash equivalents	$5,015	$4,269
Receivables	8,874	8,019
Inventories	1,352	1,571
Television costs and advances	977	1,170
Deferred income taxes	—	767
Other current assets	781	962
Total current assets	16,999	16,758
Film and television costs	6,484	6,183
Investments	3,247	2,643
Parks, resorts and other property
Attractions, buildings and equipment	43,577	42,745
Accumulated depreciation	(25,857)	(24,844)
	17,720	17,901
Projects in progress	7,454	6,028
Land	1,247	1,250
	26,421	25,179
Intangible assets, net	7,052	7,172
Goodwill	27,817	27,826
Other assets	2,244	2,421
Total assets	$90,264	$88,182

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$7,252	$7,844
Current portion of borrowings	5,755	4,563
Unearned royalties and other advances	4,066	3,927
Total current liabilities	17,073	16,334
Borrowings	15,367	12,773
Deferred income taxes	4,044	4,051
Other long-term liabilities	5,770	6,369
Commitments and contingencies (Note 10)
Equity
Preferred stock, $.01 par value, Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value, Authorized – 4.6 billion shares, Issued – 2.9 billion shares at April 2, 2016 and 2.8 billion shares at October 3, 2015	35,448	35,122
Retained earnings	62,870	59,028
Accumulated other comprehensive loss	(2,599)	(2,421)
	95,719	91,729
Treasury stock, at cost, 1.2 billion shares	(51,595)	(47,204)
Total Disney Shareholders’ equity	44,124	44,525
Noncontrolling interests	3,886	4,130
Total equity	48,010	48,655
Total liabilities and equity	$90,264	$88,182
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended
	April 2, 2016	March 28, 2015
OPERATING ACTIVITIES
Net income	$5,186	$4,472
Depreciation and amortization	1,212	1,176
Gains on sales of investments	(27)	(56)
Deferred income taxes	797	202
Equity in the income of investees	(624)	(418)
Cash distributions received from equity investees	383	349
Net change in film and television costs and advances	35	(33)
Equity-based compensation	205	213
Other	124	175
Changes in operating assets and liabilities:
Receivables	(542)	(208)
Inventories	218	129
Other assets	63	(110)
Accounts payable and other accrued liabilities	(746)	(847)
Income taxes	(522)	(271)
Cash provided by operations	5,762	4,773

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(2,556)	(1,905)
Sales of investments	42	81
Acquisitions	(400)	—
Other	(124)	(3)
Cash used in investing activities	(3,038)	(1,827)

FINANCING ACTIVITIES
Commercial paper borrowings, net	709	1,954
Borrowings	3,766	117
Reduction of borrowings	(626)	(1,953)
Dividends	(1,168)	(1,948)
Repurchases of common stock	(4,391)	(1,788)
Proceeds from exercise of stock options	160	235
Contributions from noncontrolling interest holders	—	829
Other	(431)	209
Cash used in financing activities	(1,981)	(2,345)

Impact of exchange rates on cash and cash equivalents	3	(277)

Change in cash and cash equivalents	746	324
Cash and cash equivalents, beginning of period	4,269	3,421
Cash and cash equivalents, end of period	$5,015	$3,745
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	April 2, 2016			March 28, 2015
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$43,958	$4,240	$48,198	$44,165	$3,628	$47,793
Comprehensive income	2,013	152	2,165	2,145	108	2,253
Equity compensation activity	194	—	194	244	—	244
Common stock repurchases	(2,039)	—	(2,039)	(485)	—	(485)
Contributions	—	—	—	—	478	478
Distributions and other	(2)	(506)	(508)	(31)	(515)	(546)
Ending balance	$44,124	$3,886	$48,010	$46,038	$3,699	$49,737
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Six Months Ended
	April 2, 2016			March 28, 2015
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$44,525	$4,130	$48,655	$44,958	$3,220	$48,178
Comprehensive income	4,845	131	4,976	4,415	150	4,565
Equity compensation activity	322	—	322	423	—	423
Dividends	(1,168)	—	(1,168)	(1,948)	—	(1,948)
Common stock repurchases	(4,391)	—	(4,391)	(1,788)	—	(1,788)
Contributions	—	—	—	—	829	829
Distributions and other	(9)	(375)	(384)	(22)	(500)	(522)
Ending balance	$44,124	$3,886	$48,010	$46,038	$3,699	$49,737
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the six months ended April 2, 2016 are not necessarily indicative of the results that may be expected for the year ending October 1, 2016. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation.
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
Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, interest income/(expense), income taxes and noncontrolling interests. Segment operating income includes equity in the income of investees. Corporate and unallocated shared expenses principally consist of corporate functions, executive management and certain unallocated administrative support functions.
Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Media Networks
Cable Networks	$175	$223	$389	$465
Broadcasting	(24)	(18)	(96)	(47)
Equity in the income of investees included in segment operating income	151	205	$293	$418
Vice Gain	—	—	332	—
Other	(1)	1	(1)	—
Total equity in the income of investees	$150	$206	$624	$418
During the six months ended April 2, 2016, the Company recognized its share of a net gain recorded by A&E Television Networks (A&E), a joint venture owned 50% by the Company, in connection with A&E’s acquisition of an interest in Vice

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Group Holding, Inc. (Vice) (Vice Gain). The Company’s $332 million share of the Vice Gain is recorded in "Equity in the income of investees" in the Condensed Consolidated Statement of Income but is not included in segment operating income. See Note 3 for further discussion of the transaction.

	Quarter Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Revenues (1):
Media Networks	$5,793	$5,810	$12,125	$11,670
Parks and Resorts	3,928	3,760	8,209	7,670
Studio Entertainment	2,062	1,685	4,783	3,543
Consumer Products & Interactive Media	1,186	1,206	3,096	2,969
	$12,969	$12,461	$28,213	$25,852
Segment operating income (1):
Media Networks	$2,299	$2,101	$3,711	$3,596
Parks and Resorts	624	566	1,605	1,371
Studio Entertainment	542	427	1,556	971
Consumer Products & Interactive Media	357	388	1,217	1,089
	$3,822	$3,482	$8,089	$7,027

(1) Studio Entertainment segment revenues and operating income include an allocation of Consumer Products & Interactive Media revenues, which is meant to reflect royalties on sales of merchandise based on certain film properties. The increase to Studio Entertainment revenues and operating income and corresponding decrease to Consumer Products & Interactive Media revenues and operating income totaled $180 million and $133 million for the quarters ended April 2, 2016 and March 28, 2015, respectively, and $442 million and $278 million for the six months ended April 2, 2016 and March 28, 2015, respectively.
A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Segment operating income	$3,822	$3,482	$8,089	$7,027
Corporate and unallocated shared expenses	(162)	(170)	(298)	(295)
Restructuring and impairment charges	—	—	(81)	—
Interest income/(expense), net	(67)	8	(91)	(50)
Vice Gain	—	—	332	—
Infinity Charge(1)	(147)	—	(147)	—
Income before income taxes	$3,446	$3,320	$7,804	$6,682

(1) For the quarter ended April 2, 2016, the Company recorded charges related to the discontinuation of our self-published console games business, principally Infinity (Infinity Charge). The Infinity Charge was primarily due to an inventory write-down. The charge also included severance and other asset impairments. The charge was reported in Cost of products in the Condensed Consolidated Statement of Income.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

3.	Acquisitions
Vice/A&E
Vice is a media company targeting a millennial audience through news and pop culture content and creative brand integration. During the first quarter of fiscal 2016, A&E acquired an 8% interest in Vice in exchange for a 49.9% interest in one of A&E’s cable channels, H2, which has been rebranded as Viceland and programmed with Vice content. As a result of this exchange, A&E recognized a net non-cash gain based on the estimated fair value of H2. The Company’s share of the Vice Gain totaled $332 million and was recorded in "Equity in the income of investees" in the Condensed Consolidated Statement of Income for the six months ended April 2, 2016. At April 2, 2016, A&E had a 20% interest in Vice.
In addition, during the first quarter of fiscal 2016, the Company acquired an 11% interest in Vice for $400 million of cash.
The Company accounts for its interests in A&E and Vice as equity method investments.
Maker Studios
On May 7, 2014, the Company acquired Maker Studios, Inc. (Maker), a leading network of online video content, for approximately $500 million of cash consideration. Maker shareholders were eligible to receive up to $450 million of additional cash upon Maker’s achievement of certain performance targets for calendar years 2014 and 2015. At the date of the acquisition, the Company recorded a $198 million liability for the fair value of the contingent consideration (determined by a probability weighting of potential payouts). In fiscal 2015, the Company paid $105 million, and in January 2016, the Company made a final payment of $70 million for the contingent consideration.

4.	Borrowings
During the six months ended April 2, 2016, the Company’s borrowing activity was as follows:

	October 3, 2015	Borrowings	Payments	Other Activity	April 2, 2016
Commercial paper with original maturities less than three months(1)	$2,330	$—	$(1,221)	$4	$1,113
Commercial paper with original maturities greater than three months	100	3,630	(1,700)	1	2,031
U.S. medium-term notes	13,873	2,987	(500)	9	16,369
Foreign currency denominated debt and other(2)	714	160	(126)	43	791
International Theme Parks borrowings(3)	319	607	—	(108)	818
Total	$17,336	$7,384	$(3,547)	$(51)	$21,122

(1)	Borrowings and payments are reported net.

(2)	The other activity is primarily market value adjustments for debt with qualifying hedges.

(3)	The other activity is primarily the conversion of HKDL debt into equity. See Note 5 for further discussion of the transaction.
The Company has bank facilities with a syndicate of lenders to support commercial paper borrowings. The following is a summary of the bank facilities at April 2, 2016:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2017	$1,500	$—	$1,500
Facility expiring March 2019	2,250	—	2,250
Facility expiring March 2021	2,250	—	2,250
Total	$6,000	$—	$6,000
The Company had bank facilities for $1.5 billion and $2.25 billion, which were expiring in March 2016 and June 2017, respectively. These facilities were refinanced in the second quarter of fiscal 2016 and the maturities were extended to March 2017 and 2021, respectively. All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. As of April 2, 2016, $192 million of letters of credit were outstanding, of which none were issued under this facility. The facilities contain only one financial covenant, relating to interest coverage, which the Company met on April 2, 2016 by a significant margin, and specifically exclude certain entities, including the International Theme Parks, from any representations, covenants, or events of default.

Interest income/(expense), net
Interest and investment income and interest expense are reported net in the Condensed Consolidated Statements of Income and consist of the following (net of capitalized interest):

	Quarter Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Interest expense	$(81)	$(66)	$(147)	$(135)
Interest and investment income	14	74	56	85
Interest income/(expense), net	$(67)	$8	$(91)	$(50)

Interest and investment income includes gains and losses on the sale of publicly and non-publicly traded investments, investment impairments and interest earned on cash and cash equivalents and certain receivables.
Realized net gains on publicly and non-publicly traded investments are as follows:

	Quarter Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Publicly traded	$—	$48	$—	$48
Non-publicly traded	—	7	26	7
Realized net gains	$—	$55	$26	$55

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

5.	International Theme Park Investments
At April 2, 2016, the Company had an 81% effective ownership interest in the operations of Disneyland Paris, a 47% ownership interest in the operations of HKDL and a 43% ownership interest in the operations of Shanghai Disney Resort, all of which are VIEs consolidated in the Company’s financial statements. See Note 1 for the Company’s policy on consolidating VIEs.
The following tables present summarized balance sheet information for the Company as of April 2, 2016 and October 3, 2015, reflecting the impact of consolidating the International Theme Parks balance sheets.

	As of April 2, 2016
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$4,129	$886	$5,015
Other current assets	11,701	283	11,984
Total current assets	15,830	1,169	16,999
Investments/Advances	8,016	(4,769)	3,247
Parks, resorts and other property	17,586	8,835	26,421
Other assets	43,521	76	43,597
Total assets	$84,953	$5,311	$90,264

Current portion of borrowings	$5,755	$—	$5,755
Other current liabilities	10,124	1,194	11,318
Total current liabilities	15,879	1,194	17,073
Borrowings	14,549	818	15,367
Deferred income taxes and other long-term liabilities	9,591	223	9,814
Equity	44,934	3,076	48,010
Total liabilities and equity	$84,953	$5,311	$90,264

	As of October 3, 2015
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$3,488	$781	$4,269
Other current assets	12,237	252	12,489
Total current assets	15,725	1,033	16,758
Investments/Advances	7,505	(4,862)	2,643
Parks, resorts and other property	17,431	7,748	25,179
Other assets	43,540	62	43,602
Total assets	$84,201	$3,981	$88,182

Current portion of borrowings	$4,562	$1	$4,563
Other current liabilities	11,331	440	11,771
Total current liabilities	15,893	441	16,334
Borrowings	12,454	319	12,773
Deferred income taxes and other long-term liabilities	10,225	195	10,420
Equity	45,629	3,026	48,655
Total liabilities and equity	$84,201	$3,981	$88,182

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents summarized income statement information of the Company for the six months ended April 2, 2016, reflecting the impact of consolidating the International Theme Parks income statements.

	Before International Theme Parks Consolidation(1)	International Theme Parks and Adjustments	Total
Revenues	$27,313	$900	$28,213
Cost and expenses	(19,680)	(1,181)	(20,861)
Restructuring and impairment charges	(81)	—	(81)
Interest expense, net	(68)	(23)	(91)
Equity in the income of investees	412	212	624
Income before income taxes	7,896	(92)	7,804
Income taxes	(2,618)	—	(2,618)
Net income	$5,278	$(92)	$5,186

(1)
In the six months ended April 2, 2016, royalty and management fees from the International Theme Parks totaling $65 million are included in Revenues, and our share of the net income/(loss) of the International Theme Parks is included in Equity in the income of investees.

The following table presents summarized cash flow statement information of the Company for the six months ended April 2, 2016, reflecting the impact of consolidating the International Theme Parks cash flow statements.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash provided by operations	$5,654	$108	$5,762
Investments in parks, resorts and other property	(1,384)	(1,172)	(2,556)
Cash (used in)/provided by other investing activities	(1,043)	561	(482)
Cash (used in)/provided by financing activities	(2,588)	607	(1,981)
Impact of exchange rates on cash and cash equivalents	2	1	3
Change in cash and cash equivalents	641	105	746
Cash and cash equivalents, beginning of period	3,488	781	4,269
Cash and cash equivalents, end of period	$4,129	$886	$5,015
Disneyland Paris
During calendar 2015, Disneyland Paris completed a recapitalization consisting of the following:

•
A €0.4 billion equity rights offering of which the Company funded €0.2 billion in February 2015. The Company purchased shares that were unsubscribed by other Disneyland Paris shareholders, which increased the Company’s effective ownership by approximately four percentage points.

•
In February 2015, the Company converted €0.6 billion of its loans to Disneyland Paris into equity at a conversion price of €1.25 per share. The conversion increased the Company’s effective ownership by an additional 23 percentage points. In addition, Disneyland Paris repaid €0.3 billion that was outstanding under then existing lines of credit from the Company. These lines of credit have been replaced by a new €0.4 billion line of credit from the Company bearing interest at EURIBOR plus 2% and maturing in 2023. There is no outstanding balance under the new line of credit at April 2, 2016. As of April 2, 2016, the total outstanding balance of loans provided by the Company to Disneyland Paris was €1.0 billion.

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

As of April 2, 2016, the Company had an 81% effective ownership interest in Disneyland Paris.
Hong Kong Disneyland Resort
At April 2, 2016, the Government of the Hong Kong Special Administrative Region (HKSAR) and the Company had 53% and 47% equity interests in HKDL, respectively. HKSAR holds a right to receive additional shares over time to the extent HKDL exceeds certain return on asset performance targets. The amount of additional shares HKSAR can receive is capped on both an annual and cumulative basis and could decrease the Company’s equity interest by up to an additional 7 percentage points over a period no shorter than 16 years.
HKDL is building a third hotel at the resort, which is expected to open in 2017 and cost approximately $550 million. To fund the construction, the Company contributed $219 million of equity and HKSAR converted an equal amount of its outstanding loan to HKDL into equity. Additionally, the Company and HKSAR will provide shareholder loans of up to approximately $149 million and $104 million, respectively. The loans will mature on dates from fiscal 2022 through fiscal 2025 and bear interest at a rate of three month HIBOR plus 2%. To date, the outstanding balances of these loans provided by the Company and HKSAR to HKDL were $17 million and $11 million, respectively.
Shanghai Disney Resort
The Company and Shanghai Shendi (Group) Co., Ltd (Shendi) are constructing a Disney Resort (Shanghai Disney Resort) in the Pudong district of Shanghai that initially includes a theme park, two hotels and a retail, dining and entertainment complex. The park opening is planned for June 16, 2016.
The investment in Shanghai Disney Resort will be funded in accordance with each shareholder’s ownership percentage, with approximately 67% from equity contributions and 33% from shareholder loans. As of April 2, 2016, the outstanding balance of loans provided by the Company and Shendi to Shanghai Disney Resort were 3.8 billion yuan ($585 million) and 5.0 billion yuan ($774 million), respectively. The Company and Shendi have committed to fund an additional 1.1 billion yuan ($164 million) and 1.4 billion yuan ($218 million) of loans, respectively. Shanghai Disney Resort is owned through two joint venture companies, in which Shendi owns 57% and the Company owns 43%. A management company, in which the Company has a 70% interest and Shendi a 30% interest, is responsible for designing, constructing and operating Shanghai Disney Resort.

6.	Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Service costs	$79	$83	$159	$166	$3	$3	$6	$7
Interest costs	114	131	229	262	15	17	30	34
Expected return on plan assets	(186)	(178)	(374)	(356)	(11)	(9)	(22)	(19)
Amortization of prior-year service costs	4	4	7	8	—	(1)	—	(1)
Recognized net actuarial loss	60	61	121	123	2	2	4	5
Net periodic benefit cost	$71	$101	$142	$203	$9	$12	$18	$26
During the six months ended April 2, 2016, the Company made $521 million of contributions to its pension and postretirement medical plans. The Company expects total pension and postretirement medical plan contributions in fiscal 2016 of approximately $900 million to $950 million. Final minimum pension plan funding requirements for fiscal 2016 will be

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

determined based on our January 1, 2016 funding actuarial valuation, which will be available in the fourth quarter of fiscal 2016.

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

	Quarter Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,633	1,699	1,643	1,700
Weighted average dilutive impact of Awards	10	16	12	16
Weighted average number of common and common equivalent shares outstanding (diluted)	1,643	1,715	1,655	1,716
Awards excluded from diluted earnings per share	12	5	8	7

8.	Equity
The Company paid the following dividends in fiscal 2016 and 2015:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.71	$1.2 billion	Second Quarter of Fiscal 2016	Second Half 2015
$0.66	$1.1 billion	Fourth Quarter of Fiscal 2015	First Half 2015
$1.15	$1.9 billion	Second Quarter of Fiscal 2015	2014
During the six months ended April 2, 2016, the Company repurchased 42 million shares of its common stock for $4.4 billion. As of April 2, 2016, the Company had remaining authorization in place to repurchase approximately 314 million additional shares. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts, net of 37% estimated tax:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
	Investments, net	Cash Flow Hedges
Balance at January 2, 2016	$10	$309	$(2,455)	$(333)	$(2,469)
Quarter Ended April 2, 2016:
Unrealized gains (losses) arising during the period	(1)	(162)	(2)	35	(130)
Reclassifications of net (gains) losses to net income	—	(42)	42	—	—
Balance at April 2, 2016	$9	$105	$(2,415)	$(298)	$(2,599)

Balance at December 27, 2014	$84	$339	$(2,152)	$(151)	$(1,880)
Quarter Ended March 28, 2015:
Unrealized gains (losses) arising during the period	(24)	183	(9)	(72)	78
Reclassifications of net (gains) losses to net income	(30)	(54)	43	—	(41)
Balance at March 28, 2015	$30	$468	$(2,118)	$(223)	$(1,843)

Balance at October 3, 2015	$13	$334	$(2,497)	$(271)	$(2,421)
Six Months Ended April 2, 2016:
Unrealized gains (losses) arising during the period	(4)	(121)	(2)	(27)	(154)
Reclassifications of net (gains) losses to net income	—	(108)	84	—	(24)
Balance at April 2, 2016	$9	$105	$(2,415)	$(298)	$(2,599)

Balance at September 27, 2014	$100	$204	$(2,196)	$(76)	$(1,968)
Six Months Ended March 28, 2015:
Unrealized gains (losses) arising during the period	(40)	359	(9)	(147)	163
Reclassifications of net (gains) losses to net income	(30)	(95)	87	—	(38)
Balance at March 28, 2015	$30	$468	$(2,118)	$(223)	$(1,843)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended		Six Months Ended
		April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Investments, net	Interest income/(expense), net	$—	$48	$—	$48
Estimated tax	Income taxes	—	(18)	—	(18)
		—	30	—	30

Cash flow hedges	Primarily revenue	67	86	172	151
Estimated tax	Income taxes	(25)	(32)	(64)	(56)
		42	54	108	95

Pension and postretirement medical expense	Costs and expenses	(67)	(68)	(134)	(138)
Estimated tax	Income taxes	25	25	50	51
		(42)	(43)	(84)	(87)

Total reclassifications for the period		$—	$41	$24	$38
At April 2, 2016 and October 3, 2015, the Company held available-for-sale investments in unrecognized gain positions totaling $18 million and $21 million, respectively, and no investments in significant unrecognized loss positions.

9.	Equity-Based Compensation
Compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Stock options/rights (1)	$23	$27	$46	$52
RSUs	76	83	159	162
Total equity-based compensation expense (2)	$99	$110	$205	$214
Equity-based compensation expense capitalized during the period	$19	$14	$34	$29

(1)	Includes stock appreciation rights.

(2)
Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs. During the quarter and six months ended April 2, 2016, amortization of previously capitalized equity-based compensation totaled $17 million and $34 million, respectively. During the quarter and six months ended March 28, 2015, amortization of previously capitalized equity-based compensation totaled $9 million and $18 million, respectively.

Unrecognized compensation cost related to unvested stock options/rights and RSUs totaled approximately $199 million and $697 million, respectively, as of April 2, 2016.
The weighted average grant date fair values of options issued during the six months ended April 2, 2016 and March 28, 2015 were $31.16 and $22.64, respectively.
During the six months ended April 2, 2016, the Company made equity compensation grants consisting of 3.8 million stock options and 3.2 million RSUs.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

10.	Commitments and Contingencies
Legal Matters
Beef Products, Inc. v. American Broadcasting Companies, Inc. On September 13, 2012, plaintiffs filed an action in South Dakota state court against certain subsidiaries and employees of the Company and others, asserting claims for defamation arising from alleged false statements and implications, statutory and common law product disparagement and tortious interference with existing and prospective business relationships. The claims arise out of ABC News reports published in March and April 2012 about a product, Lean Finely Textured Beef, that was included in ground beef and hamburger meat. Plaintiffs’ complaint sought actual and consequential damages in excess of $400 million (which in March 2016 they asserted could be as much as $1.9 billion), statutory damages (including treble damages) pursuant to South Dakota’s Agricultural Food Products Disparagement Act, and punitive damages. Trial is set for June 2017. At this time, the Company is not able to predict the ultimate outcome of this matter, nor can it estimate the range of possible loss.
The Company, together with, in some instances, certain of its directors and officers, is a defendant or codefendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses.
Management does not believe that the Company has incurred a probable material loss by reason of any of the above actions.
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of April 2, 2016, the remaining debt service obligation guaranteed by the Company was $321 million, of which $56 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of television program rights and vacation ownership units. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.9 billion as of April 2, 2016. The activity in the current period related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was approximately $0.7 billion as of April 2, 2016. The activity in the current period related to the allowance for credit losses was not material.
Income Taxes
During the six months ended April 2, 2016, the Company decreased its gross unrecognized tax benefits by $32 million to $880 million, including a $13 million decrease to income tax expense.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters. These resolutions would reduce our unrecognized tax benefits by approximately $190 million, of which $72 million would reduce our income tax expense and effective tax rate if recognized.

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

	Fair Value Measurement at April 2, 2016
	Level 1	Level 2	Level 3	Total
Assets
Investments	$31	$—	$—	$31
Derivatives
Interest rate	—	152	—	152
Foreign exchange	—	706	—	706
Other	—	1	—	1
Liabilities
Derivatives
Foreign exchange	—	(373)	—	(373)
Other	—	(21)	—	(21)
Total recorded at fair value	$31	$465	$—	$496
Fair value of borrowings	$—	$20,599	$1,333	$21,932

	Fair Value Measurement at October 3, 2015
	Level 1	Level 2	Level 3	Total
Assets
Investments	$36	$—	$—	$36
Derivatives
Interest rate	—	101	—	101
Foreign exchange	—	910	—	910
Liabilities
Derivatives
Foreign exchange	—	(178)	—	(178)
Other	—	(38)	—	(38)
Other	—	—	(96)	(96)
Total recorded at fair value	$36	$795	$(96)	$735
Fair value of borrowings	$—	$17,036	$752	$17,788
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
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of April 2, 2016
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$281	$241	$(108)	$(94)
Interest rate	—	152	—	—
Other	—	1	(18)	(3)
Derivatives not designated as hedges
Foreign exchange	104	80	(156)	(15)
Gross fair value of derivatives	385	474	(282)	(112)
Counterparty netting	(150)	(214)	262	102
Cash collateral received	(116)	(120)	—	—
Net derivative positions	$119	$140	$(20)	$(10)

	As of October 3, 2015
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$406	$271	$(54)	$(17)
Interest rate	—	101	—	—
Other	—	—	(18)	(3)
Derivatives not designated as hedges
Foreign exchange	146	87	(102)	(5)
Other	—	—	—	(17)
Gross fair value of derivatives	552	459	(174)	(42)
Counterparty netting	(136)	(56)	169	23
Cash collateral received	(238)	(191)	—	—
Net derivative positions	$178	$212	$(5)	$(19)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of April 2, 2016 and October 3, 2015, the total notional amount of the Company’s pay-floating interest rate swaps was $7.5 billion and $6.4 billion, respectively. The following table summarizes adjustments related to fair value hedges included in "Interest income/(expense), net" in the Condensed Consolidated Statements of Income.

	Quarter Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Gain (loss) on interest rate swaps	$104	$34	$49	$44
Gain (loss) on hedged borrowings	(104)	(34)	(49)	(44)
In addition, during the quarter and six months ended April 2, 2016, the Company realized net benefits of $26 million and $49 million, respectively, in "Interest income/(expense), net" related to pay-floating interest rate swaps. During the quarter and six months ended March 28, 2015, the Company realized net benefits of $24 million and $49 million, respectively, in "Interest income/(expense), net" related to pay-floating interest rate swaps.
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at April 2, 2016 or at October 3, 2015 and gains and losses related to pay-fixed swaps recognized in earnings for the six months ended April 2, 2016 and March 28, 2015 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of April 2, 2016 and October 3, 2015, the notional amounts of the Company’s net foreign exchange cash flow hedges were $5.2 billion and $6.5 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the six months ended April 2, 2016 and March 28, 2015 were not material. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months totaled $159 million.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at April 2, 2016 and October 3, 2015 were $3.7 billion and $3.3 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities for the six months ended April 2, 2016 and March 28, 2015 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income.

	Costs and Expenses				Interest income/(expense), net
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net gains (losses) on foreign currency denominated assets and liabilities	$135	$(333)	$46	$(548)	$(15)	$19	$(5)	$31
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(163)	310	(84)	515	16	(17)	4	(29)
Net gains (losses)	$(28)	$(23)	$(38)	$(33)	$1	$2	$(1)	$2
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at April 2, 2016 and October 3, 2015 and related gains or losses recognized in earnings for the six months ended April 2, 2016 and March 28, 2015 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount and fair value of these contracts at April 2, 2016 and October 3, 2015 were not material. The related gains or losses recognized in earnings were not material for the six months ended April 2, 2016 and March 28, 2015.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $26 million and $7 million on April 2, 2016 and October 3, 2015, respectively.

13. Restructuring and Impairment Charges
The Company recorded $81 million of restructuring and impairment charges in the current six-month period for an investment impairment and contract termination and severance costs.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

14. New Accounting Pronouncements
Stock Compensation - Employee Share-based Payments
In March 2016, the Financial Accounting Standards Board (FASB) issued guidance to amend certain aspects of accounting for employee share-based payment transactions, including accounting for income taxes related to those transactions. This guidance will require recognizing excess tax benefits and deficiencies on share-based compensation arrangements in the tax provision, instead of in equity. In addition, the guidance requires these amounts to be classified as an operating activity and shares withheld to satisfy employee taxes to be classified as a financing activity in the statement of cash flow, which are currently classified as financing and operating activities, respectively. The guidance is effective beginning in the first quarter of the Company’s 2018 fiscal year (with early adoption permitted) and is required to be adopted as follows:

•	Prospectively for the recognition of excess tax benefits and deficiencies in the tax provision

•	Retrospectively or prospectively for the classification of income tax benefits and deficiencies in the statement of cash flow

•	Retrospectively for the classification of shares withheld to satisfy employee taxes in the statement of cash flow
Leases
In February 2016, the FASB issued a new lease accounting standard, which requires operating leases to be recorded as right-of-use lease assets and lease liabilities on the balance sheet. The Company is currently assessing the impact of the new guidance on its financial statements. The guidance is required to be adopted retrospectively by restating all years presented in the Company’s financial statements. The guidance is effective beginning in the first quarter of the Company’s 2020 fiscal year (with early adoption permitted).
Income Taxes
In November 2015, the FASB issued guidance to simplify the presentation of deferred income taxes by reporting the net amount of deferred tax assets and liabilities on a jurisdiction by jurisdiction basis as noncurrent on the balance sheet. The Company adopted the provisions of this guidance in the first quarter of fiscal 2016 and applied the provisions prospectively.
Revenue from Contracts with Customers
In May 2014, the FASB issued guidance that replaces the existing accounting standards for revenue recognition. The guidance provides a five step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. Since its issuance, the FASB has amended several aspects of the new guidance including provisions that address revenue recognition associated with the licensing of intellectual property. The new guidance, including the amendments, is effective beginning the first quarter of the Company’s 2019 fiscal year (with early adoption permitted beginning fiscal year 2018). The guidance may be adopted either by restating all years presented in the Company’s financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. The Company is assessing the potential impact this guidance will have on its financial statements.

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
Segment Results
Corporate and Unallocated Shared Expenses
Significant Developments
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
Our summary consolidated results are presented below:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions, except per share data)	April 2, 2016	March 28, 2015	Better/ (Worse)	April 2, 2016	March 28, 2015	Better/ (Worse)
Revenues:
Services	$11,171	$10,552	6%	$23,793	$21,279	12%
Products	1,798	1,909	(6)%	4,420	4,573	(3)%
Total revenues	12,969	12,461	4%	28,213	25,852	9%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(5,566)	(5,543)	—%	(12,622)	(11,677)	(8)%
Cost of products (exclusive of depreciation and amortization)	(1,298)	(1,147)	(13)%	(2,865)	(2,669)	(7)%
Selling, general, administrative and other	(2,137)	(2,081)	(3)%	(4,162)	(4,016)	(4)%
Depreciation and amortization	(605)	(584)	(4)%	(1,212)	(1,176)	(3)%
Total costs and expenses	(9,606)	(9,355)	(3)%	(20,861)	(19,538)	(7)%
Restructuring and impairment charges	—	—	nm	(81)	—	nm
Interest income/(expense), net	(67)	8	nm	(91)	(50)	(82)%
Equity in the income of investees	150	206	(27)%	624	418	49%
Income before income taxes	3,446	3,320	4%	7,804	6,682	17%
Income taxes	(1,170)	(1,092)	(7)%	(2,618)	(2,210)	(18)%
Net income	2,276	2,228	2%	5,186	4,472	16%
Less: Net income attributable to noncontrolling interests	(133)	(120)	(11)%	(163)	(182)	10%
Net income attributable to Disney	$2,143	$2,108	2%	$5,023	$4,290	17%
Diluted earnings per share attributable to Disney	$1.30	$1.23	6%	$3.04	$2.50	22%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Quarter Results
Diluted earnings per share attributable to Disney (EPS) increased 6% from $1.23 to $1.30 due to improved operating performance and a decrease in weighted average shares outstanding as a result of our share repurchase program, partially offset by costs associated with the discontinuation of our self-published console games business, the impact of foreign currency translation due to the strengthening of the U.S. dollar against major currencies including the impact of our hedging program (FX Impact), and a decrease in investment gains.
During the quarter, the Company decided to discontinue its self-published console games business (principally Infinity), which is reported in the Consumer Products & Interactive Media segment. In connection with the discontinuance, the Company recorded charges totaling $147 million ($0.06 per share) primarily due to an inventory write-down. These charges also included severance and other asset impairments. These charges have been excluded from segment operating income. See Note 2 to the Condensed Consolidated Financial Statements for further discussion of the "Infinity Charge".
Revenues
Service revenues for the quarter grew 6%, or $0.6 billion, to $11.2 billion due to an increase in theatrical distribution, higher fees from Multi-channel Video Distributors (MVPDs) (Affiliate Fees), domestic parks and resorts guest spending growth, higher merchandise licensing revenue and growth in TV/ subscription video on demand (SVOD) and digital distribution of film content. These increases were partially offset by an unfavorable FX Impact and lower advertising revenue.
Product revenues for the quarter decreased 6%, or $111 million, to $1.8 billion primarily due to a decrease in home entertainment and console game volumes and an unfavorable FX Impact, partially offset by increased domestic parks and resorts guest spending on food, beverage and merchandise.
Costs and expenses
Cost of services for the quarter was relatively flat at $5.6 billion. The current quarter included higher film cost amortization and distribution expense, domestic parks and resorts labor and other cost inflation and technology spending and higher Shanghai Disney Resort pre-opening expenses. These increases were effectively offset by decreased sports programming costs due to the timing of College Football Playoff bowl games and a favorable FX Impact.
Cost of products for the quarter increased 13%, or $151 million, to $1.3 billion due to the Infinity Charge and domestic parks and resorts labor and other cost inflation, partially offset by lower home entertainment and console game volumes.
Selling, general, administrative and other costs increased 3%, or $56 million, to $2.1 billion primarily due to higher theatrical marketing costs driven by the timing of pre-release marketing for third quarter film releases compared to the prior year and marketing costs for the upcoming opening of Shanghai Disney Resort, partially offset by a favorable FX Impact.
Depreciation and amortization costs increased 4%, or $21 million, to $0.6 billion primarily due to depreciation associated with new theme park attractions.
Interest income/(expense), net
Interest income/(expense), net is as follows:

	Quarter Ended
(in millions)	April 2, 2016	March 28, 2015	% Change Better/(Worse)
Interest expense	$(81)	$(66)	(23)%
Interest and investment income	14	74	(81)%
Interest income/(expense), net	$(67)	$8	nm
The increase in interest expense was due to higher average debt balances, partially offset by higher capitalized interest driven by the continued development of the Shanghai Disney Resort.
The decrease in interest and investment income for the quarter was due to gains on sales of investments in the prior-year quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Equity in the income of investees
Equity in the income of investees decreased $56 million to $150 million for the quarter due to lower equity income from A&E driven by lower advertising revenue, higher programming costs and a negative impact from the conversion of the H2 channel to Viceland as Viceland is in a start-up phase.
Effective Income Tax Rate

	Quarter Ended
	April 2, 2016	March 28, 2015	Change Better/(Worse)
Effective income tax rate	34.0%	32.9%	(1.1)	ppt
The increase in the effective income tax rate for the quarter was due to a shift in the mix of earnings between domestic and foreign tax jurisdictions, including foreign losses for which we cannot recognize a tax benefit.
Noncontrolling Interests

	Quarter Ended
(in millions)	April 2, 2016	March 28, 2015	% Change Better/(Worse)
Net income attributable to noncontrolling interests	$133	$120	(11)%
The increase in net income attributable to noncontrolling interests for the quarter was primarily due to higher results at ESPN, partially offset by higher pre-opening expenses at Shanghai Disney Resort.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes.

Six-Month Results
EPS for the six-month period increased 22% from $2.50 to $3.04 due to improved operating performance, the Vice Gain at A&E (discussed below) and a decrease in weighted average shares outstanding as a result of our share repurchase program, partially offset by the Infinity Charge and an unfavorable FX Impact.
Revenues
Service revenues for the six-month period increased 12%, or $2.5 billion, to $23.8 billion due to growth from theatrical distribution, merchandise licensing, domestic parks and resorts guest spending and attendance, Affiliate Fees, advertising and TV/SVOD and digital distribution of film and television content. These increases were partially offset by an unfavorable FX Impact.
Product revenues for the six-month period decreased 3%, or $153 million, to $4.4 billion due to a decrease in home entertainment and console game volumes and an unfavorable FX Impact, partially offset by increased domestic parks and resorts guest spending and food, beverage and merchandise volumes.
Costs and expenses
Cost of services for the six-month period increased 8%, or $0.9 billion, to $12.6 billion primarily due to higher film cost amortization and distribution expense, increased programming and production costs, domestic parks and resorts labor and other cost inflation and higher Shanghai Disney Resort pre-opening expenses. These increases were partially offset by a favorable FX Impact.
Cost of products for the six-month period increased 7%, or $0.2 billion, to $2.9 billion driven by the Infinity Charge and higher domestic parks and resorts volumes and labor and other cost inflation, partially offset by a favorable FX Impact and lower home entertainment and console game units sold.
Selling, general, administrative and other costs increased 4%, or $146 million, to $4.2 billion driven by higher theatrical marketing costs and marketing and pre-opening expenses for Shanghai Disney Resort, partially offset by a favorable FX Impact.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation and amortization costs increased 3%, or $36 million, to $1.2 billion due to depreciation associated with new theme park attractions, partially offset by a favorable FX Impact.
Restructuring and impairment charges
The Company recorded $81 million of restructuring and impairment charges in the current six-month period for an investment impairment and contract termination and severance costs.
Interest income/(expense), net
Interest income/(expense), net is as follows:

	Six Months Ended
(in millions)	April 2, 2016	March 28, 2015	% Change Better/(Worse)
Interest expense	$(147)	$(135)	(9)%
Interest and investment income	56	85	(34)%
Interest income/(expense), net	$(91)	$(50)	(82)%
The increase in interest expense for the six-month period was due to higher average debt balances, partially offset by higher capitalized interest driven by the continued development of the Shanghai Disney Resort.
The decrease in interest and investment income for the six-month period was due to lower gains on the sales of investments.
Equity in the income of investees
Equity in the income of investees increased 49%, or $206 million, to $624 million for the six-month period due to the $332 million Vice Gain ($0.13 of EPS) (See Note 3 to the Condensed Consolidated Financial Statements). The benefit of the Vice Gain was partially offset by lower operating results at A&E and a higher loss at Hulu. The decrease at A&E was due to lower advertising revenue, higher programming costs and a negative impact as a result of converting the H2 channel to Viceland. The increased loss at Hulu was due to higher programming and marketing costs, partially offset by growth in subscription and advertising revenues.
Effective Income Tax Rate

	Six Months Ended
	April 2, 2016	March 28, 2015	Change Better/(Worse)
Effective income tax rate	33.5%	33.1%	(0.4)	ppt
The increase in the effective income tax rate for the six months was due to a shift in the mix of earnings between domestic and foreign tax jurisdictions, including foreign losses for which we cannot recognize a tax benefit.
Noncontrolling Interests

	Six Months Ended
(in millions)	April 2, 2016	March 28, 2015	% Change Better/(Worse)
Net income attributable to noncontrolling interests	$163	$182	10%
The decrease in net income attributable to noncontrolling interests for the six-month period was due to higher pre-opening expenses at Shanghai Disney Resort and a decrease from Disneyland Paris, partially offset by higher results at ESPN. The decrease at Disneyland Paris was due to higher operating losses, partially offset by a decrease in the noncontrolling interests ownership.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the six months ended April 2, 2016 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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

SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	April 2, 2016	March 28, 2015	Better/ (Worse)	April 2, 2016	March 28, 2015	Better/ (Worse)
Revenues:
Media Networks	$5,793	$5,810	—%	$12,125	$11,670	4%
Parks and Resorts	3,928	3,760	4%	8,209	7,670	7%
Studio Entertainment	2,062	1,685	22%	4,783	3,543	35%
Consumer Products & Interactive Media	1,186	1,206	(2)%	3,096	2,969	4%
	$12,969	$12,461	4%	$28,213	$25,852	9%
Segment operating income:
Media Networks	$2,299	$2,101	9%	$3,711	$3,596	3%
Parks and Resorts	624	566	10%	1,605	1,371	17%
Studio Entertainment	542	427	27%	1,556	971	60%
Consumer Products & Interactive Media	357	388	(8)%	1,217	1,089	12%
	$3,822	$3,482	10%	$8,089	$7,027	15%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	April 2, 2016	March 28, 2015	Better/ (Worse)	April 2, 2016	March 28, 2015	Better/ (Worse)
Segment operating income	$3,822	$3,482	10%	$8,089	$7,027	15%
Corporate and unallocated shared expenses	(162)	(170)	5%	(298)	(295)	(1)%
Restructuring and impairment charges	—	—	nm	(81)	—	nm
Interest income/(expense), net	(67)	8	nm	(91)	(50)	(82)%
Vice Gain	—	—	nm	332	—	nm
Infinity Charge(1)	(147)	—	nm	(147)	—	nm
Income before income taxes	$3,446	$3,320	4%	$7,804	$6,682	17%

(1) See Note 2 to the Condensed Consolidated Financial Statements for a discussion of the Infinity Charge.
Depreciation expense is as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	April 2, 2016	March 28, 2015	Better/ (Worse)	April 2, 2016	March 28, 2015	Better/ (Worse)
Media Networks
Cable Networks	$37	$38	3%	$74	$75	1%
Broadcasting	24	26	8%	45	47	4%
Total Media Networks	61	64	5%	119	122	2%
Parks and Resorts
Domestic	318	289	(10)%	636	586	(9)%
International	86	85	(1)%	170	174	2%
Total Parks and Resorts	404	374	(8)%	806	760	(6)%
Studio Entertainment	11	14	21%	24	28	14%
Consumer Products & Interactive Media	16	17	6%	30	33	9%
Corporate	61	61	—%	124	122	(2)%
Total depreciation expense	$553	$530	(4)%	$1,103	$1,065	(4)%
Amortization of intangible assets is as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	April 2, 2016	March 28, 2015	Better/ (Worse)	April 2, 2016	March 28, 2015	Better/ (Worse)
Media Networks	$5	$5	—%	$10	$10	—%
Parks and Resorts	1	1	—%	2	2	—%
Studio Entertainment	19	20	5%	39	41	5%
Consumer Products & Interactive Media	27	28	4%	58	58	—%
Total amortization of intangible assets	$52	$54	4%	$109	$111	2%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	April 2, 2016	March 28, 2015	Better/ (Worse)
Revenues
Affiliate Fees	$3,115	$3,032	3%
Advertising	1,947	1,983	(2)%
TV/SVOD distribution and other	731	795	(8)%
Total revenues	5,793	5,810	—%
Operating expenses	(2,904)	(3,140)	8%
Selling, general, administrative and other	(675)	(705)	4%
Depreciation and amortization	(66)	(69)	4%
Equity in the income of investees	151	205	(26)%
Operating Income	$2,299	$2,101	9%
Revenues
The 3% increase in Affiliate Fees was due to growth of 6% from higher contractual rates, partially offset by decreases of 2% from an unfavorable FX Impact and 1% from fewer subscribers.
The 2% decrease in advertising revenues was due to a decrease of $88 million at Cable Networks, from $1,001 million to $913 million, partially offset by an increase of $52 million at Broadcasting, from $982 million to $1,034 million. The decrease at Cable Networks was due to a 22% decrease from lower ratings, which were negatively impacted by the timing of the College Football Playoff (CFP) bowl games relative to our fiscal quarter end, partially offset by a 14% increase from higher units sold. One CFP game was aired in the current quarter, whereas seven CFP games were aired in the second quarter of the prior year. Broadcasting advertising revenues reflected a 7% increase from higher network rates and a 1% increase from more units sold, partially offset by a 4% decrease from lower network ratings.
TV/SVOD distribution and other revenue decreased $64 million from $795 million to $731 million due to lower sales of Grey’s Anatomy, Lost and Once Upon a Time compared to the prior-year quarter, partially offset by increased sales of new scripted programs, including Code Black and Criminal Minds: Beyond Borders.
Costs and Expenses
Operating expenses include programming and production costs, which decreased $240 million from $2,854 million to $2,614 million. At Cable Networks, programming and production costs decreased $298 million due to the timing of CFP games. At Broadcasting, programming and production costs increased $58 million due to higher average cost of new scripted programming and higher program write-offs.
Selling, general, administrative and other costs decreased $30 million from $705 million to $675 million due to a favorable FX Impact, partially offset by higher marketing costs. Higher marketing costs were due to marketing of new ABC and Freeform series, partially offset by lower marketing costs at ESPN.
Equity in the Income of Investees
Income from equity investees decreased $54 million from $205 million to $151 million due to lower equity income from A&E driven by lower advertising revenue, higher programming costs and a negative impact from the conversion of the H2 channel to Viceland as Viceland is in a start-up phase.
 Segment Operating Income
Segment operating income increased 9%, or $198 million, to $2,299 million due to an increase at ESPN, partially offset by lower income from program sales and equity investees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	April 2, 2016	March 28, 2015	Better/ (Worse)
Revenues
Cable Networks	$3,955	$4,030	(2)%
Broadcasting	1,838	1,780	3%
	$5,793	$5,810	—%
Segment operating income
Cable Networks	$2,021	$1,799	12%
Broadcasting	278	302	(8)%
	$2,299	$2,101	9%

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change
(in millions)	April 2, 2016	March 28, 2015	Better/ (Worse)
Revenues
Domestic	$3,421	$3,236	6%
International	507	524	(3)%
Total revenues	3,928	3,760	4%
Operating expenses	(2,427)	(2,363)	(3)%
Selling, general, administrative and other	(472)	(456)	(4)%
Depreciation and amortization	(405)	(375)	(8)%
Operating Income	$624	$566	10%
Revenues
Parks and Resorts revenues increased 4%, or $168 million, to $3.9 billion due to an increase of $185 million at our domestic operations, partially offset by a decrease of $17 million at our international operations. The current quarter reflected an offsetting impact from a shift in the timing of the New Year’s and Easter holidays relative to our fiscal periods. The current quarter was adversely impacted by the absence of several days of the New Year’s holiday, which occurred in the second quarter of the prior year. This impact was essentially offset by the benefit of the two-week Easter holiday, which occurred in the second quarter of the current year compared to the third quarter of the prior year.
Revenue growth at our domestic operations reflected a 6% increase from higher average guest spending, partially offset by a 1% decrease from lower volumes. Guest spending growth was due to higher average ticket prices for theme park admissions and cruise line sailings, increased food, beverage and merchandise spending and higher average hotel room rates. Lower volumes were due to sales in the prior-year quarter of vacation club units at The Villas at Disney’s Grand Floridian Resort & Spa, which sold out in the prior year, partially offset by higher sales at Disney’s Polynesian Villas & Bungalows in the current quarter. Attendance at our domestic theme parks was relatively flat, as an increase at Disneyland Resort was offset by a decrease at Walt Disney World Resort.
Revenues at our international operations reflected decreases of 4% from lower volumes and 4% from an unfavorable FX Impact, partially offset by an increase of 3% from higher average guest spending. Lower volumes were due to a decrease in attendance at Hong Kong Disneyland Resort. Guest spending growth was driven by higher average ticket prices at Disneyland Paris.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Apr. 2, 2016	Mar. 28, 2015	Apr. 2, 2016	Mar. 28, 2015	Apr. 2, 2016	Mar. 28, 2015
Parks
Increase/(decrease)
Attendance	—%	2%	(7)%	(2)%	(1)%	1%
Per Capita Guest Spending	8%	7%	3%	8%	8%	7%
Hotels (1)
Occupancy	88%	89%	80%	78%	86%	87%
Available Room Nights (in thousands)	2,584	2,596	614	609	3,198	3,205
Per Room Guest Spending	$308	$292	$226	$235	$293	$283

(1)
Per room guest spending consists of the average daily hotel room rate, as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2015 second quarter average foreign exchange rate. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.10 and $1.14 for the quarters ended April 2, 2016 and March 28, 2015, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased $47 million from $1,108 million to $1,155 million, infrastructure costs, which increased $18 million from $456 million to $474 million, and cost of sales, which decreased $1 million from $348 million to $347 million. The increase in operating labor was due to inflation, partially offset by lower pension and postretirement medical costs. Higher infrastructure costs were due to technology spending. Operating labor and infrastructure costs also included higher pre-opening expenses at Shanghai Disney Resort.
Selling, general, administrative and other costs increased $16 million from $456 million to $472 million due to marketing costs for the upcoming opening of Shanghai Disney Resort.
The increase in depreciation and amortization was associated with new attractions at Walt Disney World Resort and Disneyland Resort.
Segment Operating Income
Segment operating income increased 10%, or $58 million, to $624 million due to growth at our domestic operations, partially offset by a decrease at our international operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	April 2, 2016	March 28, 2015	Better/ (Worse)
Revenues
Theatrical distribution	$732	$434	69%
Home entertainment	396	457	(13)%
TV/SVOD distribution and other	934	794	18%
Total revenues	2,062	1,685	22%
Operating expenses	(877)	(666)	(32)%
Selling, general, administrative and other	(613)	(558)	(10)%
Depreciation and amortization	(30)	(34)	12%
Operating Income	$542	$427	27%
Revenues
The increase in theatrical distribution revenue was due to the performance of Zootopia and continued success of Star Wars: The Force Awakens in the current quarter compared to Cinderella, Big Hero 6 and Into the Woods in the prior-year quarter, partially offset by an unfavorable FX Impact.
The 13% decrease in home entertainment revenue was primarily due to decreases of 14% from lower unit sales, 4% from lower average net effective pricing and 4% from an unfavorable FX Impact. These decreases were partially offset by an increase of 10% from revenues from Star Wars Classic titles distributed by a third party. The decrease in unit sales was primarily due to the performance of Big Hero 6, Frozen and Marvel’s Guardians of the Galaxy in the prior-year quarter compared to The Good Dinosaur, Inside Out and Marvel’s Ant-Man in the current quarter. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.
The 18% increase in TV/SVOD distribution and other revenue was due to increases of 13% from TV/SVOD distribution, 6% from revenue share with the Consumer Products & Interactive Media segment, driven by Star Wars: The Force Awakens, and 2% from Lucasfilm’s special effects business. These increases were partially offset by a decrease of 4% from an unfavorable FX Impact. The increase in TV/SVOD distribution was primarily due to growth internationally.
Costs and Expenses
Operating expenses include an increase of $178 million in film cost amortization, from $369 million to $547 million, primarily due to the impact of higher revenues and film cost impairments. Operating expenses also include cost of goods sold and distribution costs, which increased $33 million, from $297 million to $330 million, due to higher theatrical distribution costs and an increase in costs from Lucasfilm’s special effects business, partially offset by a favorable FX Impact. The increase in theatrical distribution costs was due to the wider release of Zootopia and Star Wars: The Force Awakens in the current quarter compared to Cinderella and Big Hero 6 in the prior-year quarter.
Selling, general, administrative and other costs increased $55 million from $558 million to $613 million due to higher pre-release theatrical marketing costs, as well as higher marketing costs for Zootopia in the current quarter compared to Cinderella in the prior-year quarter. Higher pre-release marketing costs were due to the timing of the release of The Jungle Book in the current year compared to Tomorrowland in the prior year. The Jungle Book was released in mid April 2016, whereas Tomorrowland was released in late May 2015. Accordingly, more of the marketing for The Jungle Book fell in the second quarter.
Segment Operating Income
Segment operating income increased $115 million to $542 million due to theatrical distribution growth and increased TV/SVOD distribution results, partially offset by an unfavorable FX Impact, lower home entertainment results and higher film cost impairments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Consumer Products & Interactive Media
Operating results for the Consumer Products & Interactive Media segment are as follows:

	Quarter Ended		% Change
(in millions)	April 2, 2016	March 28, 2015	Better/ (Worse)
Revenues
Licensing, publishing and games	$829	$834	(1)%
Retail and other	357	372	(4)%
Total revenues	1,186	1,206	(2)%
Operating expenses	(509)	(521)	2%
Selling, general, administrative and other	(277)	(252)	(10)%
Depreciation and amortization	(43)	(45)	4%
Operating Income	$357	$388	(8)%
Revenues
The 1% decrease in licensing, publishing and games revenue was due to decreases of 3% from lower net effective pricing and unit sales of Infinity and 2% from an unfavorable FX Impact, partially offset by a 3% increase from higher licensing revenues. The increase in licensing revenues was primarily due to higher revenues from Star Wars merchandise, partially offset by the timing of minimum guarantee shortfall recognition and a decrease in revenue from merchandise based on Frozen.
The 4% decrease in retail and other revenue was due to decreases of 5% from an unfavorable FX Impact and 4% from lower comparable store sales, partially offset by an increase of 3% from the benefit of new stores.
Costs and Expenses
Operating expenses include a $13 million decrease in cost of goods sold and distribution costs, from $289 million to $276 million, a $6 million decrease in labor and occupancy costs, from $137 million to $131 million and a $12 million increase in product development, from $79 million to $91 million. The decrease in cost of goods sold and distribution costs was primarily due to lower co-developer fees on mobile game titles, lower comparable store sales and a decrease in Infinity volumes, partially offset by the impact of new stores. The decrease in labor and occupancy costs was due to a favorable FX Impact. The increase in product development was driven by spending on video content.
Selling, general, administrative and other costs increased $25 million from $252 million to $277 million driven by higher marketing costs and a contract termination charge.
Segment Operating Income
Segment operating income decreased 8% to $357 million primarily due to an unfavorable FX Impact and lower retail and Infinity results, partially offset by an increase in licensing revenues.
Restructuring and impairment charges
In the current quarter, the Company decided to discontinue its self-published console games business (principally Infinity), which is reported in the Consumer Products & Interactive Media segment. In connection with the discontinuance, the Company recorded charges totaling $147 million primarily due to an inventory write-down. The charges also included severance and other asset impairments. These charges have been excluded from segment operating income. See Note 2 to the Condensed Consolidated Financial Statements for further discussion of the Infinity Charge.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

BUSINESS SEGMENT RESULTS - Six Month Results

Media Networks
Operating results for the Media Networks segment are as follows:

	Six Months Ended		% Change
(in millions)	April 2, 2016	March 28, 2015	Better/ (Worse)
Revenues
Affiliate Fees	$6,075	$5,886	3%
Advertising	4,566	4,318	6%
TV/SVOD distribution and other	1,484	1,466	1%
Total revenues	12,125	11,670	4%
Operating expenses	(7,259)	(7,030)	(3)%
Selling, general, administrative and other	(1,319)	(1,330)	1%
Depreciation and amortization	(129)	(132)	2%
Equity in the income of investees	293	418	(30)%
Operating Income	$3,711	$3,596	3%
Revenues
The 3% increase in Affiliate Fees reflected an increase of 6% from higher contractual rates, partially offset by decreases of 2% from an unfavorable FX Impact and 2% from fewer subscribers.
The 6% increase in advertising revenues was due to increases of $157 million at Cable Networks, from $2,244 million to $2,401 million, and $91 million at Broadcasting, from $2,074 million to $2,165 million. The increase at Cable Networks was due to a 13% increase from higher units sold and a 5% increase from higher rates, partially offset by an 11% decrease from lower ratings. Growth at Broadcasting was due to a 5% increase from higher network rates and a 3% increase from more network units sold, partially offset by a 4% decrease from lower network ratings.
TV/SVOD distribution and other revenue increased $18 million from $1,466 million to $1,484 million due to higher sales of Disney Channel titles.
Costs and Expenses
Operating expenses include programming and production costs, which increased $230 million from $6,443 million to $6,673 million. At Broadcasting, programming and production costs increased $128 million due to a higher average cost of new scripted network programming, as well as programs sold to third parties and an increase in program write-offs. At Cable Networks, programming and production costs increased $102 million due to contractual rate increases for NFL, college and international sports programming and higher costs at the Disney Channels. The increase in costs at the Disney Channels was driven by higher average cost original programming and an increase in program sales. These increases were partially offset by the absence of rights costs for NASCAR.
Selling, general, administrative and other costs decreased $11 million from $1,330 million to $1,319 million due to a favorable FX Impact, partially offset by increased marketing costs. Higher marketing costs were due to marketing new ABC and Freeform series, partially offset by lower marketing costs at ESPN.
Equity in the Income of Investees
Income from equity investees decreased $125 million from $418 million to $293 million due to lower operating results at A&E and a higher loss at Hulu. The decrease at A&E was due to lower advertising revenue, higher programming costs and a negative impact from the conversion of the H2 channel to Viceland as Viceland is in a start-up phase. The increased equity loss at Hulu was due to higher programming and marketing costs, partially offset by growth in subscription and advertising revenues.
 Segment Operating Income
Segment operating income increased 3%, or $115 million, to $3,711 million driven by increases at ESPN, the ABC Television Network and the domestic Disney Channels, partially offset by lower income from equity investees and Broadcast program sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Six Months Ended		% Change
(in millions)	April 2, 2016	March 28, 2015	Better/ (Worse)
Revenues
Cable Networks	$8,476	$8,196	3%
Broadcasting	3,649	3,474	5%
	$12,125	$11,670	4%
Segment operating income
Cable Networks	$3,210	$3,054	5%
Broadcasting	501	542	(8)%
	$3,711	$3,596	3%
Restructuring and impairment charges
The Company recorded restructuring and impairment charges of $81 million related to Media Networks in the current six-month period for an investment impairment and contract termination and severance costs.

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Six Months Ended		% Change
(in millions)	April 2, 2016	March 28, 2015	Better/ (Worse)
Revenues
Domestic	$7,095	$6,469	10%
International	1,114	1,201	(7)%
Total revenues	8,209	7,670	7%
Operating expenses	(4,902)	(4,646)	(6)%
Selling, general, administrative and other	(894)	(891)	—%
Depreciation and amortization	(808)	(762)	(6)%
Operating Income	$1,605	$1,371	17%
Revenues
Parks and Resorts revenues increased 7%, or $539 million, to $8.2 billion due to an increase of $626 million at our domestic operations, partially offset by a decrease of $87 million at our international operations. The current period reflected a favorable impact from a timing shift of the two-week Easter holiday relative to our fiscal periods. The Easter holiday was in the second quarter of the current year compared to the third quarter of the prior year.
Revenue growth of 10% at our domestic operations reflected increases of 7% from an increase in average guest spending and 2% from higher volumes. The increase in average guest spending was due to higher average ticket prices for admissions at our theme parks and for sailings at our cruise line, increased food, beverage and merchandise spending and higher average hotel room rates. Higher volumes were due to attendance growth at our theme parks, partially offset by lower unit sales at Disney Vacation Club. The decrease at Disney Vacation Club was primarily due to sales in the prior-year period of vacation club units at The Villas at Disney’s Grand Floridian Resort & Spa, which sold out in the prior year, partially offset by higher sales at Disney’s Polynesian Villas & Bungalows in the current six-month period.
Revenues at our international operations reflected decreases of 7% from an unfavorable FX Impact and 4% from lower volumes, partially offset by a 2% increase from higher average guest spending. Lower volumes were due to a decrease in attendance, while guest spending growth was primarily due to higher average ticket prices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Six Months Ended		Six Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Parks
Increase/(decrease)
Attendance	5%	4%	(7)%	1%	3%	4%
Per Capita Guest Spending	7%	5%	4%	7%	7%	6%
Hotels (1)
Occupancy	90%	89%	78%	78%	88%	87%
Available Room Nights (in thousands)	5,191	5,187	1,234	1,230	6,425	6,417
Per Room Guest Spending	$311	$290	$267	$276	$304	$287

(1)
Per room guest spending consists of the average daily hotel room rate, as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2015 six-month average foreign exchange rate. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.10 and $1.19 for the six months ended April 2, 2016 and March 28, 2015, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased $88 million from $2,228 million to $2,316 million, infrastructure costs, which increased $74 million from $863 million to $937 million and cost of sales, which increased $41 million from $717 million to $758 million. The increase in operating labor was due to inflation and higher volumes, partially offset by lower pension and postretirement medical costs. The increase in infrastructure costs was due to technology spending, inflation and costs incurred in connection with the dry-dock of the Disney Dream. The increase in cost of sales was due to higher volumes. Other operating expenses, which include costs for items such as supplies, commissions and entertainment, increased due to inflation, new guest offerings and higher volumes. Operating labor, infrastructure costs and other operating expenses also included higher pre-opening expenses at Shanghai Disney Resort.
Selling, general, administrative and other costs increased $3 million from $891 million to $894 million due to higher marketing costs and pre-opening expenses for Shanghai Disney Resort, partially offset by lower domestic marketing spend.
The increase in depreciation and amortization was associated with new attractions at Walt Disney World Resort and Disneyland Resort.
Segment Operating Income
Segment operating income increased 17%, or $234 million, to $1,605 million due to growth at our domestic operations, partially offset by a decrease at our international operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Six Months Ended		% Change
(in millions)	April 2, 2016	March 28, 2015	Better/ (Worse)
Revenues
Theatrical distribution	$1,749	$770	>100%
Home entertainment	1,118	1,135	(1)%
TV/SVOD distribution and other	1,916	1,638	17%
Total revenues	4,783	3,543	35%
Operating expenses	(1,941)	(1,424)	(36)%
Selling, general, administrative and other	(1,223)	(1,079)	(13)%
Depreciation and amortization	(63)	(69)	9%
Operating Income	$1,556	$971	60%
Revenues
The increase in theatrical distribution revenue was due to the performance of Star Wars: The Force Awakens, partially offset by an unfavorable FX Impact. Other significant titles in the current period included Zootopia and The Good Dinosaur, whereas the prior-year period included Big Hero 6, Cinderella and Into the Woods.
Home entertainment revenue was relatively flat as decreases of 6% from lower unit sales, 4% from an unfavorable FX Impact and 1% from lower average net effective pricing were largely offset by an increase of 10% from revenues from Star Wars Classic titles distributed by a third party. The lower unit sales were driven by the performance of Marvel’s Guardians of the Galaxy, Frozen, Maleficent and Big Hero 6 in the prior-year period compared to Inside Out, Marvel’s Ant-Man and The Good Dinosaur in the current period. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.
The 17% increase in TV/SVOD distribution and other revenue was due to increases of 10% from higher revenue share with the Consumer Products & Interactive Media segment due to the success of merchandise based on Star Wars: The Force Awakens and 10% from TV/SVOD distribution, partially offset by a decrease of 3% from an unfavorable FX Impact. The increase in TV/SVOD revenue was due to international growth.
Costs and Expenses
Operating expenses include an increase of $462 million in film cost amortization, from $803 million to $1,265 million due to the impact of higher revenues and film cost impairments. Operating expenses also include cost of goods sold and distribution costs, which increased $55 million, from $621 million to $676 million due to higher theatrical distribution costs driven by Star Wars: The Force Awakens in the current period, partially offset by a favorable FX Impact and lower home entertainment units sold.
Selling, general, administrative and other costs increased $144 million from $1,079 million to $1,223 million due to higher theatrical marketing expense for Star Wars: The Force Awakens, partially offset by a favorable FX Impact.
Segment Operating Income
Segment operating income increased $585 million to $1,556 million due to growth from theatrical and TV/SVOD distribution and a higher revenue share with the Consumer Products & Interactive Media segment, partially offset by an unfavorable FX Impact and higher film cost impairments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Consumer Products & Interactive Media
Operating results for the Consumer Products and Interactive Media segment are as follows:

	Six Months Ended		% Change
(in millions)	April 2, 2016	March 28, 2015	Better/ (Worse)
Revenues
Licensing, publishing and games	$2,129	$1,943	10%
Retail and other	967	1,026	(6)%
Total revenues	3,096	2,969	4%
Operating expenses	(1,238)	(1,246)	1%
Selling, general, administrative and other	(553)	(543)	(2)%
Depreciation and amortization	(88)	(91)	3%
Operating Income	$1,217	$1,089	12%
Revenues
The 10% increase in licensing, publishing and games revenue was due to a 16% increase from higher licensing revenues, partially offset by decreases of 4% from Infinity due to lower unit sales and 3% from an unfavorable FX Impact. The increase in licensing revenues was due to the performance of merchandise based on Star Wars, partially offset by lower revenues from Frozen merchandise.
The 6% decrease in retail and other revenue reflected a 4% decrease from an unfavorable FX Impact and a 4% decrease due to lower comparable store sales in Europe and North America, partially offset by an increase of 2% from new stores. Lower sales were due to the strong performance of merchandise based on Frozen in the prior-year period, partially offset by current period sales of Star Wars merchandise.
Costs and Expenses
Operating expenses included a $23 million decrease in cost of goods sold and distribution costs, from $788 million to $765 million and a $16 million increase in product development, from $154 million to $170 million. Labor and occupancy costs were flat at $272 million. The decrease in cost of goods sold and distribution costs was primarily due to a decrease in Infinity volumes, lower co-developer fees on mobile game titles and a favorable FX Impact. These decreases were partially offset by higher inventory reserves for Infinity and the impact of new stores. The decrease in comparable store sales did not result in a meaningful reduction in cost of goods sold and distribution costs, as lower volumes were offset by higher average unit costs. The increase in product development was due to spending on video content. Labor and occupancy costs included the benefit from a favorable FX Impact, which was offset by higher retail occupancy costs and labor cost inflation.
Selling, general, administrative and other costs increased $10 million from $543 million to $553 million driven by higher marketing costs, a contract termination charge, increased labor costs and higher bad debt expense. These increases were partially offset by a favorable FX Impact.
Segment Operating Income
Segment operating income increased 12% to $1,217 million due to an increase in licensing revenues, partially offset by lower retail results, an unfavorable FX Impact and a decrease from Infinity.
Restructuring and impairment charges
In the current six-month period, the Company decided to discontinue its self-published console games business (principally Infinity), which is reported in the Consumer Products & Interactive Media segment. In connection with the discontinuance, the Company recorded charges totaling $147 million primarily due to an inventory write-down. These charges also included severance and other asset impairments. These charges have been excluded from segment operating income. See Note 2 to the Condensed Consolidated Financial Statements for a discussion of the Infinity Charge.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	April 2, 2016	March 28, 2015	Better/ (Worse)	April 2, 2016	March 28, 2015	Better/ (Worse)
Corporate and unallocated shared expenses	$(162)	$(170)	5%	$(298)	$(295)	(1)%

The decrease in Corporate and unallocated shared expenses in the current quarter was primarily due to the timing of allocations to operating segments.

SIGNIFICANT DEVELOPMENTS
Impact of Foreign Currency Exchange Rates
The Company has a foreign exchange risk management program that is intended to reduce earnings fluctuations associated with foreign currency exchange rate changes. As part of this program, we enter into foreign currency derivative contracts designed to hedge projected foreign currency denominated operating income exposures for periods that generally do not exceed four years and to hedge foreign currency denominated net monetary assets to protect the U.S. dollar equivalent value of these assets from foreign currency fluctuations. The economic or political conditions in a country could reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country. Based on our hedge portfolio and our projections of foreign currency exposure, we project an adverse impact to growth in segment operating results from fiscal 2015 to fiscal 2016 of approximately $500 million.

FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Six Months Ended		% Change Better/ (Worse)
(in millions)	April 2, 2016	March 28, 2015
Cash provided by operations	$5,762	$4,773	21%
Cash used in investing activities	(3,038)	(1,827)	(66)%
Cash used in financing activities	(1,981)	(2,345)	16%
Impact of exchange rates on cash and cash equivalents	3	(277)	nm
Change in cash and cash equivalents	$746	$324	>100%
Operating Activities
Cash provided by operating activities increased 21% to $5.8 billion for the current six-month period compared to $4.8 billion in the prior-year six-month period. Higher operating cash flow was due to higher operating cash receipts at our Studio Entertainment, Media Networks and Parks and Resorts segments driven by revenue growth. These increases were partially offset by an increase in contributions to the Company’s pension and postretirement medical plans and higher television production spending.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The Company’s film and television production and programming activity for the six months ended April 2, 2016 and March 28, 2015 are as follows:

	Six Months Ended
(in millions)	April 2, 2016	March 28, 2015
Beginning balances:
Production and programming assets	$7,353	$6,386
Programming liabilities	(989)	(875)
	6,364	5,511
Spending:
Television program licenses and rights	3,414	3,254
Film and television production	2,513	2,183
	5,927	5,437
Amortization:
Television program licenses and rights	(3,738)	(3,643)
Film and television production	(2,224)	(1,761)
	(5,962)	(5,404)

Change in film and television production and programming costs	(35)	33
Other non-cash activity	30	61
Ending balances:
Production and programming assets	7,461	6,606
Programming liabilities	(1,102)	(1,001)
	$6,359	$5,605

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the six months ended April 2, 2016 and March 28, 2015 are as follows:

	Six Months Ended
(in millions)	April 2, 2016	March 28, 2015
Media Networks
Cable Networks	$33	$26
Broadcasting	44	20
Total Media Networks	77	46
Parks and Resorts
Domestic	1,131	606
International	1,172	1,054
Total Parks and Resorts	2,303	1,660
Studio Entertainment	44	52
Consumer Products & Interactive Media	20	26
Corporate	112	121
	$2,556	$1,905
Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new attractions, cruise ships, recurring capital and capital improvements and systems infrastructure. The increase at our domestic parks and resorts was due to new attractions at Walt Disney World Resort and Disneyland Resort. The increase at our international parks and resorts was primarily due to higher construction spending for the Hong Kong Disneyland Resort.

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
The Company currently expects its fiscal 2016 capital expenditures will be approximately $5.1 billion, which is $0.8 billion higher than fiscal 2015 capital expenditures of $4.3 billion, due to increased investment at our domestic parks and resorts.
Other Investing Activities
During the current six-month period, acquisitions totaled $400 million due to the acquisition of an 11% interest in Vice.

Financing Activities
Cash used in financing activities was $2.0 billion in the current six-month period, which reflected repurchases of common stock of $4.4 billion and a semi-annual dividend payment of $1.2 billion, partially offset by net cash inflows from borrowings of $3.8 billion.
Cash used in financing activities of $2.0 billion was $0.4 billion less than the cash used in the prior-year six-month period. The decrease in cash used in financing activities was driven by:
Decreases due to:

•	Higher borrowings compared to the prior-year period of $3.7 billion

•	A decrease in our dividend payment in the current-year period of $0.8 billion as a result of moving from an annual dividend to a semi-annual dividend
Partially offset by increases due to:

•	An increase in common stock repurchases in the current-year period of $2.6 billion

•	The absence of contributions that were received in the prior-year period from noncontrolling interest holders of $0.8 billion

•	A increase of $0.5 billion in dividend payments to noncontrolling interest holders due to timing
See Note 4 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the six months ended April 2, 2016 and information regarding the Company’s bank facilities. The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
See Note 8 to the Condensed Consolidated Financial Statements for a summary of the Company’s dividends in fiscal 2016 and 2015 and share repurchases during the six months ended April 2, 2016.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 2, 2016, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on April 2, 2016 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the International Theme Parks, from any representations, covenants or events of default.

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
Based on their evaluation as of April 2, 2016, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
There have been no changes in our internal controls over financial reporting during the second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended April 2, 2016:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 3, 2016 – January 31, 2016	13,994,254	$99.01	13,765,000	320 million
February 1, 2016 – February 29, 2016	3,288,941	93.13	3,247,176	317 million
March 1, 2016 – April 2, 2016	3,860,226	97.50	3,832,600	314 million
Total	21,143,421	97.82	20,844,776	314 million

(1)
298,645 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
Christine M. McCarthy, Senior Executive Vice President and Chief Financial Officer
May 10, 2016
Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K of the Company dated March 4, 2016.

4.1	364 Day Credit Agreement dated as of March 11, 2016	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated March 14, 2016

4.2	Five-Year Credit Agreement dated as of March 11, 2016	Exhibit 10.2 to the Current Report on Form 8-K of the Company dated March 14, 2016

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes
Filed

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.