Form 10-Q
period 2016-07-02
WALT DISNEY CO/
filed 2016-08-09
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
July 2, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,607,101,183 shares of common stock outstanding as of August 3, 2016.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Revenues:
Services	$12,113	$11,308	$35,906	$32,587
Products	2,164	1,793	6,584	6,366
Total revenues	14,277	13,101	42,490	38,953
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(5,946)	(5,547)	(18,568)	(17,224)
Cost of products (exclusive of depreciation and amortization)	(1,255)	(1,116)	(4,120)	(3,785)
Selling, general, administrative and other	(2,305)	(2,101)	(6,467)	(6,117)
Depreciation and amortization	(626)	(575)	(1,838)	(1,751)
Total costs and expenses	(10,132)	(9,339)	(30,993)	(28,877)
Restructuring and impairment charges	(44)	—	(125)	—
Interest expense, net	(70)	(12)	(161)	(62)
Equity in the income of investees	152	212	776	630
Income before income taxes	4,183	3,962	11,987	10,644
Income taxes	(1,471)	(1,323)	(4,089)	(3,533)
Net income	2,712	2,639	7,898	7,111
Less: Net income attributable to noncontrolling interests	(115)	(156)	(278)	(338)
Net income attributable to The Walt Disney Company (Disney)	$2,597	$2,483	$7,620	$6,773

Earnings per share attributable to Disney:
Diluted	$1.59	$1.45	$4.63	$3.95

Basic	$1.60	$1.46	$4.66	$3.99

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,631	1,711	1,647	1,714

Basic	1,621	1,696	1,636	1,699

Dividends declared per share	$0.71	$0.66	$1.42	$1.81
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net income	$2,712	$2,639	$7,898	$7,111
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	(7)	(11)	(11)	(81)
Market value adjustments for hedges	(84)	(109)	(313)	155
Pension and postretirement medical plan adjustments	28	43	110	121
Foreign currency translation and other	(84)	20	(143)	(159)
Other comprehensive income/(loss)	(147)	(57)	(357)	36
Comprehensive income	2,565	2,582	7,541	7,147
Less: Net income attributable to noncontrolling interests	(115)	(156)	(278)	(338)
Less: Other comprehensive (income)/loss attributable to noncontrolling interests	47	(4)	79	28
Comprehensive income attributable to Disney	$2,497	$2,422	$7,342	$6,837
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	July 2, 2016	October 3, 2015
ASSETS
Current assets
Cash and cash equivalents	$5,227	$4,269
Receivables	8,958	8,019
Inventories	1,354	1,571
Television costs and advances	1,231	1,170
Deferred income taxes	—	767
Other current assets	847	962
Total current assets	17,617	16,758
Film and television costs	6,091	6,183
Investments	3,228	2,643
Parks, resorts and other property
Attractions, buildings and equipment	49,526	42,745
Accumulated depreciation	(26,275)	(24,844)
	23,251	17,901
Projects in progress	2,371	6,028
Land	1,243	1,250
	26,865	25,179
Intangible assets, net	6,995	7,172
Goodwill	27,802	27,826
Other assets	2,316	2,421
Total assets	$90,914	$88,182

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$8,719	$7,844
Current portion of borrowings	5,312	4,563
Unearned royalties and other advances	4,041	3,927
Total current liabilities	18,072	16,334
Borrowings	15,129	12,773
Deferred income taxes	4,076	4,051
Other long-term liabilities	5,491	6,369
Commitments and contingencies (Note 10)
Equity
Preferred stock, $.01 par value, Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value, Authorized – 4.6 billion shares, Issued – 2.9 billion shares at July 2, 2016 and 2.8 billion shares at October 3, 2015	35,683	35,122
Retained earnings	64,321	59,028
Accumulated other comprehensive loss	(2,699)	(2,421)
	97,305	91,729
Treasury stock, at cost, 1.2 billion shares	(53,112)	(47,204)
Total Disney Shareholders’ equity	44,193	44,525
Noncontrolling interests	3,953	4,130
Total equity	48,146	48,655
Total liabilities and equity	$90,914	$88,182
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended
	July 2, 2016	June 27, 2015
OPERATING ACTIVITIES
Net income	$7,898	$7,111
Depreciation and amortization	1,838	1,751
Gains on sales of investments	(27)	(89)
Deferred income taxes	885	(167)
Equity in the income of investees	(776)	(630)
Cash distributions received from equity investees	594	553
Net change in film and television costs and advances	(224)	(623)
Equity-based compensation	305	309
Other	403	214
Changes in operating assets and liabilities:
Receivables	(821)	(229)
Inventories	214	48
Other assets	(87)	(274)
Accounts payable and other accrued liabilities	(628)	(507)
Income taxes	(188)	114
Cash provided by operations	9,386	7,581

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(3,691)	(3,061)
Sales of investments	44	143
Acquisitions	(400)	—
Other	(179)	(137)
Cash used in investing activities	(4,226)	(3,055)

FINANCING ACTIVITIES
Commercial paper borrowings, net	(216)	2,352
Borrowings	4,046	181
Reduction of borrowings	(672)	(2,006)
Dividends	(1,168)	(1,948)
Repurchases of common stock	(5,908)	(2,823)
Proceeds from exercise of stock options	216	292
Contributions from noncontrolling interest holders	—	1,012
Other	(389)	(301)
Cash used in financing activities	(4,091)	(3,241)

Impact of exchange rates on cash and cash equivalents	(111)	(231)

Change in cash and cash equivalents	958	1,054
Cash and cash equivalents, beginning of period	4,269	3,421
Cash and cash equivalents, end of period	$5,227	$4,475
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	July 2, 2016			June 27, 2015
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$44,124	$3,886	$48,010	$46,038	$3,699	$49,737
Comprehensive income	2,497	68	2,565	2,422	160	2,582
Equity compensation activity	235	—	235	219	—	219
Dividends	(1,145)	—	(1,145)	(1,115)	—	(1,115)
Common stock repurchases	(1,517)	—	(1,517)	(1,035)	—	(1,035)
Contributions	—	—	—	—	183	183
Distributions and other	(1)	(1)	(2)	(10)	(54)	(64)
Ending balance	$44,193	$3,953	$48,146	$46,519	$3,988	$50,507
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Nine Months Ended
	July 2, 2016			June 27, 2015
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$44,525	$4,130	$48,655	$44,958	$3,220	$48,178
Comprehensive income	7,342	199	7,541	6,837	310	7,147
Equity compensation activity	557	—	557	642	—	642
Dividends	(2,313)	—	(2,313)	(3,063)	—	(3,063)
Common stock repurchases	(5,908)	—	(5,908)	(2,823)	—	(2,823)
Contributions	—	—	—	—	1,012	1,012
Distributions and other	(10)	(376)	(386)	(32)	(554)	(586)
Ending balance	$44,193	$3,953	$48,146	$46,519	$3,988	$50,507
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the nine months ended July 2, 2016 are not necessarily indicative of the results that may be expected for the year ending October 1, 2016. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation.
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
Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Media Networks
Cable Networks	$197	$220	$586	$685
Broadcasting	(43)	(8)	(139)	(55)
Equity in the income of investees included in segment operating income	154	212	$447	$630
Vice Gain	—	—	332	—
Other	(2)	—	(3)	—
Total equity in the income of investees	$152	$212	$776	$630
During the nine months ended July 2, 2016, the Company recognized its share of a net gain recorded by A&E Television Networks (A&E), a joint venture owned 50% by the Company, in connection with A&E’s acquisition of an interest in Vice

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Group Holding, Inc. (Vice) (Vice Gain). The Company’s $332 million share of the Vice Gain is recorded in "Equity in the income of investees" in the Condensed Consolidated Statement of Income but is not included in segment operating income. See Note 3 for further discussion of the transaction.

	Quarter Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Revenues (1):
Media Networks	$5,906	$5,768	$18,031	$17,438
Parks and Resorts	4,379	4,131	12,588	11,801
Studio Entertainment	2,847	2,040	7,630	5,583
Consumer Products & Interactive Media	1,145	1,162	4,241	4,131
	$14,277	$13,101	$42,490	$38,953
Segment operating income (1):
Media Networks	$2,372	$2,378	$6,083	$5,974
Parks and Resorts	994	922	2,599	2,293
Studio Entertainment	766	472	2,322	1,443
Consumer Products & Interactive Media	324	348	1,541	1,437
	$4,456	$4,120	$12,545	$11,147

(1) Studio Entertainment segment revenues and operating income include an allocation of Consumer Products & Interactive Media revenues, which is meant to reflect royalties on sales of merchandise based on certain film properties. The increase to Studio Entertainment revenues and operating income and corresponding decrease to Consumer Products & Interactive Media revenues and operating income totaled $131 million and $109 million for the quarters ended July 2, 2016 and June 27, 2015, respectively, and $573 million and $387 million for the nine months ended July 2, 2016 and June 27, 2015, respectively.
A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Segment operating income	$4,456	$4,120	$12,545	$11,147
Corporate and unallocated shared expenses	(159)	(146)	(457)	(441)
Restructuring and impairment charges	(44)	—	(125)	—
Interest expense, net	(70)	(12)	(161)	(62)
Vice Gain	—	—	332	—
Infinity Charge(1)	—	—	(147)	—
Income before income taxes	$4,183	$3,962	$11,987	$10,644

(1)
In the second quarter of fiscal 2016, the Company decided to discontinue its Infinity console game business, which is reported in the Consumer Products & Interactive Media segment, and recorded a charge primarily to write down inventory. The charge also included severance and other asset impairments. The charge was reported in Cost of products in the Condensed Consolidated Statement of Income.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

3.	Acquisitions
Vice/A&E
Vice is a media company targeting a millennial audience through news and pop culture content and creative brand integration. During the first quarter of fiscal 2016, A&E acquired an 8% interest in Vice in exchange for a 49.9% interest in one of A&E’s cable channels, H2, which has been rebranded as Viceland and programmed with Vice content. As a result of this exchange, A&E recognized a net non-cash gain based on the estimated fair value of H2. The Company’s share of the Vice Gain totaled $332 million and was recorded in "Equity in the income of investees" in the Condensed Consolidated Statement of Income in the first quarter of fiscal 2016. At July 2, 2016, A&E had a 20% interest in Vice.
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

4.	Borrowings
During the nine months ended July 2, 2016, the Company’s borrowing activity was as follows:

	October 3, 2015	Borrowings	Payments	Other Activity	July 2, 2016
Commercial paper with original maturities less than three months(1)	$2,330	$—	$(583)	$4	$1,751
Commercial paper with original maturities greater than three months	100	4,051	(3,684)	5	472
U.S. medium-term notes	13,873	2,987	(500)	13	16,373
International Theme Parks borrowings(2)	319	855	—	(133)	1,041
Foreign currency denominated debt and other(3)	714	192	(172)	70	804
Total	$17,336	$8,085	$(4,939)	$(41)	$20,441

(1)	Borrowings and payments are reported net.

(2)	The other activity is primarily the conversion of HKDL debt into equity and the impact of changes in foreign currency exchange rates. See Note 5 for further discussion of the transaction.

(3)	The other activity is primarily market value adjustments for debt with qualifying hedges.
The Company has bank facilities with a syndicate of lenders to support commercial paper borrowings. The following is a summary of the bank facilities at July 2, 2016:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2017	$1,500	$—	$1,500
Facility expiring March 2019	2,250	—	2,250
Facility expiring March 2021	2,250	—	2,250
Total	$6,000	$—	$6,000
The Company had bank facilities for $1.5 billion and $2.25 billion, which were expiring in March 2016 and June 2017, respectively. These facilities were refinanced in the second quarter of fiscal 2016 and the maturities were extended to March 2017 and 2021, respectively. All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. As of July 2, 2016, $189 million of letters of credit were outstanding, of which none were issued under this facility. The facilities contain only one financial covenant, relating to interest coverage, which the Company met on July 2, 2016 by a significant margin, and specifically exclude certain entities, including the International Theme Parks, from any representations, covenants, or events of default.
On July 7, 2016, the Company issued $2.0 billion in debt under its U.S. medium-term note program. The proceeds will be used for general corporate purposes.

Interest expense, net
Interest and investment income and interest expense are reported net in the Condensed Consolidated Statements of Income and consist of the following (net of capitalized interest):

	Quarter Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Interest expense	$(88)	$(62)	$(235)	$(197)
Interest and investment income	18	50	74	135
Interest expense, net	$(70)	$(12)	$(161)	$(62)

Interest and investment income includes gains and losses on the sale of publicly and non-publicly traded investments, investment impairments and interest earned on cash and cash equivalents and certain receivables.
Realized net gains on publicly and non-publicly traded investments are as follows:

	Quarter Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Publicly traded	$—	$31	$—	$79
Non-publicly traded	—	1	26	8
Realized net gains	$—	$32	$26	$87

5.	International Theme Park Investments
At July 2, 2016, the Company had an 81% effective ownership interest in the operations of Disneyland Paris, a 47% ownership interest in the operations of HKDL and a 43% ownership interest in the operations of Shanghai Disney Resort, all of which are VIEs consolidated in the Company’s financial statements. See Note 1 for the Company’s policy on consolidating VIEs.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following tables present summarized balance sheet information for the Company as of July 2, 2016 and October 3, 2015, reflecting the impact of consolidating the International Theme Parks balance sheets.

	As of July 2, 2016
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$4,249	$978	$5,227
Other current assets	12,031	359	12,390
Total current assets	16,280	1,337	17,617
Investments/Advances	8,141	(4,913)	3,228
Parks, resorts and other property	17,775	9,090	26,865
Other assets	43,118	86	43,204
Total assets	$85,314	$5,600	$90,914

Current portion of borrowings	$5,312	$—	$5,312
Other current liabilities	11,373	1,387	12,760
Total current liabilities	16,685	1,387	18,072
Borrowings	14,088	1,041	15,129
Deferred income taxes and other long-term liabilities	9,341	226	9,567
Equity	45,200	2,946	48,146
Total liabilities and equity	$85,314	$5,600	$90,914

	As of October 3, 2015
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$3,488	$781	$4,269
Other current assets	12,237	252	12,489
Total current assets	15,725	1,033	16,758
Investments/Advances	7,505	(4,862)	2,643
Parks, resorts and other property	17,431	7,748	25,179
Other assets	43,540	62	43,602
Total assets	$84,201	$3,981	$88,182

Current portion of borrowings	$4,562	$1	$4,563
Other current liabilities	11,331	440	11,771
Total current liabilities	15,893	441	16,334
Borrowings	12,454	319	12,773
Deferred income taxes and other long-term liabilities	10,225	195	10,420
Equity	45,629	3,026	48,655
Total liabilities and equity	$84,201	$3,981	$88,182

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents summarized income statement information of the Company for the nine months ended July 2, 2016, reflecting the impact of consolidating the International Theme Parks income statements.

	Before International Theme Parks Consolidation(1)	International Theme Parks and Adjustments	Total
Revenues	$41,013	$1,477	$42,490
Cost and expenses	(29,049)	(1,944)	(30,993)
Restructuring and impairment charges	(125)	—	(125)
Interest expense, net	(121)	(40)	(161)
Equity in the income of investees	443	333	776
Income before income taxes	12,161	(174)	11,987
Income taxes	(4,089)	—	(4,089)
Net income	$8,072	$(174)	$7,898

(1)
In the nine months ended July 2, 2016, royalty and management fees from the International Theme Parks totaling $108 million are included in Revenues, and our share of the net income/(loss) of the International Theme Parks is included in Equity in the income of investees.

The following table presents summarized cash flow statement information of the Company for the nine months ended July 2, 2016, reflecting the impact of consolidating the International Theme Parks cash flow statements.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash provided by operations	$9,161	$225	$9,386
Investments in parks, resorts and other property	(2,002)	(1,689)	(3,691)
Cash (used in)/provided by other investing activities	(1,353)	818	(535)
Cash (used in)/provided by financing activities	(4,946)	855	(4,091)
Impact of exchange rates on cash and cash equivalents	(99)	(12)	(111)
Change in cash and cash equivalents	761	197	958
Cash and cash equivalents, beginning of period	3,488	781	4,269
Cash and cash equivalents, end of period	$4,249	$978	$5,227
Disneyland Paris
During calendar 2015, Disneyland Paris completed a recapitalization consisting of the following:

•
In February 2015, Disneyland Paris completed a €0.4 billion equity rights offering of which the Company funded €0.2 billion. The Company purchased shares that were unsubscribed by other Disneyland Paris shareholders, which increased the Company’s effective ownership by approximately four percentage points.

•
In February 2015, the Company converted €0.6 billion of its loans to Disneyland Paris into equity at a conversion price of €1.25 per share. The conversion increased the Company’s effective ownership by an additional 23 percentage points. In addition, Disneyland Paris repaid €0.3 billion that was outstanding under then existing lines of credit from the Company. These lines of credit have been replaced by a new €0.4 billion line of credit from the Company bearing interest at EURIBOR plus 2% and maturing in 2023. There is €40 million outstanding under the new line of credit at July 2, 2016. As of July 2, 2016, the total outstanding balance of loans provided by the Company to Disneyland Paris was €1.0 billion.

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

•
In November 2015, to offset the dilution caused by the loan conversion Disneyland Paris shareholders purchased €0.05 billion in shares from the Company at €1.25 per share, which decreased the Company’s effective ownership by four percentage points.

As of July 2, 2016, the Company had an 81% effective ownership interest in Disneyland Paris.
Hong Kong Disneyland Resort
At July 2, 2016, the Government of the Hong Kong Special Administrative Region (HKSAR) and the Company had 53% and 47% equity interests in HKDL, respectively. HKSAR holds a right to receive additional shares over time to the extent HKDL exceeds certain return on asset performance targets. The amount of additional shares HKSAR can receive is capped on both an annual and cumulative basis and could decrease the Company’s equity interest by up to an additional seven percentage points over a period no shorter than 16 years.
HKDL is building a third hotel at the resort, which is expected to open in 2017 and cost approximately $550 million. To fund the construction, the Company contributed $219 million of equity and HKSAR converted an equal amount of its outstanding loan to HKDL into equity. Additionally, the Company and HKSAR will provide shareholder loans of up to approximately $149 million and $104 million, respectively. The loans will mature on dates from fiscal 2022 through fiscal 2025 and bear interest at a rate of three month HIBOR plus 2%. At July 2, 2016, the outstanding balances of these loans provided by the Company and HKSAR were $62 million and $41 million, respectively.
Shanghai Disney Resort
On June 16, 2016, Shanghai Disney Resort opened in the Pudong district of Shanghai. The resort includes a theme park, two hotels and a retail, dining and entertainment complex.
Shanghai Disney Resort is owned through two joint venture companies, in which Shanghai Shendi (Group) Co., Ltd (Shendi) owns 57% and the Company owns 43%. A management company, in which the Company has a 70% interest and Shendi a 30% interest, is responsible for operating Shanghai Disney Resort. The investment in Shanghai Disney Resort has been funded in accordance with each shareholder’s ownership percentage, with approximately 67% from equity contributions and 33% from shareholder loans. As of July 2, 2016, the outstanding balance of loans provided by the Company and Shendi to Shanghai Disney Resort were 5.0 billion yuan ($747 million) and 6.3 billion yuan ($954 million), respectively.

6.	Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Service costs	$80	$82	$239	$248	$2	$4	$8	$11
Interest costs	115	129	344	391	16	17	46	51
Expected return on plan assets	(186)	(178)	(560)	(534)	(12)	(10)	(34)	(29)
Amortization of prior-year service costs	3	4	10	12	(1)	—	(1)	(1)
Recognized net actuarial loss	61	62	182	185	2	3	6	8
Net periodic benefit cost	$73	$99	$215	$302	$7	$14	$25	$40
During the nine months ended July 2, 2016, the Company made $887 million of contributions to its pension and postretirement medical plans. The Company currently does not expect to make any additional material contributions to its pension and postretirement medical plans during the remainder of fiscal 2016. However, final funding amounts for fiscal 2016 will be assessed based on our January 1, 2016 funding actuarial valuation, which will be available by the end of the fourth quarter of fiscal 2016.

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

	Quarter Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,621	1,696	1,636	1,699
Weighted average dilutive impact of Awards	10	15	11	15
Weighted average number of common and common equivalent shares outstanding (diluted)	1,631	1,711	1,647	1,714
Awards excluded from diluted earnings per share	4	—	6	5

8.	Equity
The Company paid the following dividends in fiscal 2016 and 2015:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.71	$1.1 billion	Fourth Quarter of Fiscal 2016	First Half 2016
$0.71	$1.2 billion	Second Quarter of Fiscal 2016	Second Half 2015
$0.66	$1.1 billion	Fourth Quarter of Fiscal 2015	First Half 2015
$1.15	$1.9 billion	Second Quarter of Fiscal 2015	2014
During the nine months ended July 2, 2016, the Company repurchased 57 million shares of its common stock for $5.9 billion. As of July 2, 2016, the Company had remaining authorization in place to repurchase approximately 298 million additional shares. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts, net of 37% estimated tax:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
	Investments, net	Cash Flow Hedges
Balance at April 2, 2016	$9	$105	$(2,415)	$(298)	$(2,599)
Quarter Ended July 2, 2016:
Unrealized gains (losses) arising during the period	(7)	(49)	(13)	(37)	(106)
Reclassifications of net (gains) losses to net income	—	(35)	41	—	6
Balance at July 2, 2016	$2	$21	$(2,387)	$(335)	$(2,699)

Balance at March 28, 2015	$30	$468	$(2,118)	$(223)	$(1,843)
Quarter Ended June 27, 2015:
Unrealized gains (losses) arising during the period	9	(16)	—	16	9
Reclassifications of net (gains) losses to net income	(20)	(93)	43	—	(70)
Balance at June 27, 2015	$19	$359	$(2,075)	$(207)	$(1,904)

Balance at October 3, 2015	$13	$334	$(2,497)	$(271)	$(2,421)
Nine Months Ended July 2, 2016:
Unrealized gains (losses) arising during the period	(11)	(170)	(15)	(64)	(260)
Reclassifications of net (gains) losses to net income	—	(143)	125	—	(18)
Balance at July 2, 2016	$2	$21	$(2,387)	$(335)	$(2,699)

Balance at September 27, 2014	$100	$204	$(2,196)	$(76)	$(1,968)
Nine Months Ended June 27, 2015:
Unrealized gains (losses) arising during the period	(31)	343	(9)	(131)	172
Reclassifications of net (gains) losses to net income	(50)	(188)	130	—	(108)
Balance at June 27, 2015	$19	$359	$(2,075)	$(207)	$(1,904)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended		Nine Months Ended
		July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Investments, net	Interest expense, net	$—	$31	$—	$79
Estimated tax	Income taxes	—	(11)	—	(29)
		—	20	—	50

Cash flow hedges	Primarily revenue	56	148	228	299
Estimated tax	Income taxes	(21)	(55)	(85)	(111)
		35	93	143	188

Pension and postretirement medical expense	Costs and expenses	(65)	(68)	(199)	(206)
Estimated tax	Income taxes	24	25	74	76
		(41)	(43)	(125)	(130)

Total reclassifications for the period		$(6)	$70	$18	$108
At July 2, 2016 and October 3, 2015, the Company held available-for-sale investments in unrecognized gain positions totaling $10 million and $21 million, respectively, and no investments in significant unrecognized loss positions.

9.	Equity-Based Compensation
Compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Stock options/rights (1)	$26	$25	$72	$77
RSUs	74	71	233	233
Total equity-based compensation expense (2)	$100	$96	$305	$310
Equity-based compensation expense capitalized during the period	$18	$13	$52	$42

(1)	Includes stock appreciation rights.

(2)
Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs. During the quarter and nine months ended July 2, 2016, amortization of previously capitalized equity-based compensation totaled $21 million and $55 million, respectively. During the quarter and nine months ended June 27, 2015, amortization of previously capitalized equity-based compensation totaled $12 million and $30 million, respectively.

Unrecognized compensation cost related to unvested stock options/rights and RSUs totaled approximately $162 million and $597 million, respectively, as of July 2, 2016.
The weighted average grant date fair values of options issued during the nine months ended July 2, 2016 and June 27, 2015 were $31.08 and $22.64, respectively.
During the nine months ended July 2, 2016, the Company made equity compensation grants consisting of 3.8 million stock options and 3.3 million RSUs.

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
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of July 2, 2016, the remaining debt service obligation guaranteed by the Company was $321 million, of which $56 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of television program rights and vacation ownership units. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.9 billion as of July 2, 2016. The activity in the current period related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was approximately $0.7 billion as of July 2, 2016. The activity in the current period related to the allowance for credit losses was not material.
Income Taxes
During the nine months ended July 2, 2016, the Company decreased its gross unrecognized tax benefits by $58 million to $854 million, including an $18 million decrease to income tax expense.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters. These resolutions would reduce our unrecognized tax benefits by approximately $152 million, of which $46 million would reduce our income tax expense and effective tax rate if recognized.

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

	Fair Value Measurement at July 2, 2016
	Level 1	Level 2	Level 3	Total
Assets
Investments	$17	$—	$—	$17
Derivatives
Interest rate	—	192	—	192
Foreign exchange	—	839	—	839
Other	—	6	—	6
Liabilities
Derivatives
Foreign exchange	—	(539)	—	(539)
Other	—	(9)	—	(9)
Total recorded at fair value	$17	$489	$—	$506
Fair value of borrowings	$—	$19,958	$1,539	$21,497

	Fair Value Measurement at October 3, 2015
	Level 1	Level 2	Level 3	Total
Assets
Investments	$36	$—	$—	$36
Derivatives
Interest rate	—	101	—	101
Foreign exchange	—	910	—	910
Liabilities
Derivatives
Foreign exchange	—	(178)	—	(178)
Other	—	(38)	—	(38)
Other	—	—	(96)	(96)
Total recorded at fair value	$36	$795	$(96)	$735
Fair value of borrowings	$—	$17,036	$752	$17,788
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The fair value of the Level 3 other liabilities represented the estimated fair value of the contingent consideration for Maker, which was settled in the second quarter of fiscal 2016.
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
The Company also has assets that are required to be recorded at fair value on a non-recurring basis when the estimated future cash flows provide indicators that the asset may be impaired. During the quarter and nine months ended July 2, 2016, the Company recorded film production impairment charges of $49 million and $79 million, respectively. At July 2, 2016, the aggregate carrying value of the films for which we prepared the fair value analyses in fiscal 2016 was $254 million. The impairment charges are reported in "Cost of services" and "Restructuring and impairment charges" in the Consolidated Statements of Income. The film impairment charges reflected the excess of the unamortized costs of the impaired films over their estimated fair value using discounted cash flows, which is a Level 3 valuation technique.

12. Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of July 2, 2016
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$295	$262	$(201)	$(185)
Interest rate	—	192	—	—
Other	3	3	(7)	(2)
Derivatives not designated as hedges
Foreign exchange	186	96	(144)	(9)
Gross fair value of derivatives	484	553	(352)	(196)
Counterparty netting	(218)	(281)	336	163
Cash collateral received	(190)	(80)	—	—
Net derivative positions	$76	$192	$(16)	$(33)

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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of July 2, 2016 and October 3, 2015, the total notional amount of the Company’s pay-floating interest rate swaps was $7.5 billion and $6.4 billion, respectively. The following table summarizes adjustments related to fair value hedges included in "Interest expense, net" in the Condensed Consolidated Statements of Income.

	Quarter Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Gain (loss) on interest rate swaps	$30	$(31)	$79	$13
Gain (loss) on hedged borrowings	(30)	31	(79)	(13)
In addition, during the quarter and nine months ended July 2, 2016, the Company realized net benefits of $24 million and $73 million, respectively, in "Interest expense, net" related to pay-floating interest rate swaps. During the quarter and nine months ended June 27, 2015, the Company realized net benefits of $23 million and $72 million, respectively, in "Interest expense, net" related to pay-floating interest rate swaps.
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at July 2, 2016 or at October 3, 2015 and gains and losses related to pay-fixed swaps recognized in earnings for the nine months ended July 2, 2016 and June 27, 2015 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of July 2, 2016 and October 3, 2015, the notional amounts of the Company’s net foreign exchange cash flow hedges were $5.5 billion and $6.5 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the nine months ended July 2, 2016 and June 27, 2015 were not material. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months totaled $91 million.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at July 2, 2016 and October 3, 2015 were $3.7 billion and $3.3 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities for the nine months ended July 2, 2016 and June 27, 2015 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income.

	Costs and Expenses		Interest expense, net
Quarter Ended:	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net gains (losses) on foreign currency denominated assets and liabilities	$(75)	$52	$(2)	$(4)
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	52	(41)	1	4
Net gains (losses)	$(23)	$11	$(1)	$—

Nine Months Ended:
Net gains (losses) on foreign currency denominated assets and liabilities	$(29)	$(496)	$(7)	$27
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(32)	474	5	(25)
Net gains (losses)	$(61)	$(22)	$(2)	$2
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at July 2, 2016 and October 3, 2015 and related gains or losses recognized in earnings for the nine months ended July 2, 2016 and June 27, 2015 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount and fair value of these contracts at July 2, 2016 and October 3, 2015 were not material. The related gains or losses recognized in earnings were not material for the nine months ended July 2, 2016 and June 27, 2015.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $48 million and $7 million on July 2, 2016 and October 3, 2015, respectively.

13. Restructuring and Impairment Charges
The Company recorded $44 million of restructuring and impairment charges in the current quarter primarily consisting of asset impairments associated with shutting down certain international film production operations in the Studio Entertainment segment. The Company recorded $125 million of restructuring and impairment charges in the current nine-month period consisting of the current quarter charges and an investment impairment and contract termination and severance costs related to the Media Networks segment in the prior quarters.

14. New Accounting Pronouncements
Stock Compensation - Employee Share-based Payments
In March 2016, the Financial Accounting Standards Board (FASB) issued guidance to amend certain aspects of accounting for employee share-based awards, including accounting for income taxes related to those transactions. This guidance will require recognizing excess tax benefits and deficiencies (that result from an increase or decrease in the fair value of an award from grant date to the vesting date or exercise date) on share-based compensation arrangements in the tax provision, instead of in equity as under the current guidance. In addition, these amounts will be classified as an operating activity in the statement of cash flows, instead of as a financing activity. The Company reported excess tax benefits of approximately $0.3 billion in both fiscal 2015 and 2014. In addition, cash paid for shares withheld to satisfy employee taxes will be classified as a financing activity, instead of as an operating activity. Cash paid for employee taxes was approximately $0.3 billion in both fiscal 2015 and 2014. The guidance is effective beginning in the first quarter of the Company’s 2018 fiscal year (with early adoption permitted) and is required to be adopted as follows:

•	Prospectively for the recognition of excess tax benefits and deficiencies in the tax provision

•	Retrospectively or prospectively for the classification of excess tax benefits and deficiencies in the statement of cash flows

•	Retrospectively for the classification of cash paid for shares withheld to satisfy employee taxes in the statement of cash flows
The fiscal 2015 and 2014 amounts of excess tax benefits and cash paid for employee taxes are not necessarily indicative of future amounts that may arise in years following implementation of the new accounting pronouncement.
Leases
In February 2016, the FASB issued a new lease accounting standard, which requires the present value of committed operating lease payments to be recorded as right-of-use lease assets and lease liabilities on the balance sheet. As of October 3, 2015, the Company had an estimated $3.3 billion in undiscounted future minimum lease commitments. The Company is currently assessing the impact of the new guidance on its financial statements. The guidance is required to be adopted retrospectively, and is effective beginning in the first quarter of the Company’s 2020 fiscal year (with early adoption permitted).
Income Taxes
In November 2015, the FASB issued guidance to simplify the presentation of deferred income taxes by reporting the net amount of deferred tax assets and liabilities on a jurisdiction by jurisdiction basis as non-current on the balance sheet. The Company adopted the provisions of this guidance on a prospective basis in the first quarter of fiscal 2016 by reclassifying $0.8 billion in current assets to non-current liabilities.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Revenue from Contracts with Customers
In May 2014, the FASB issued guidance that replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. Since its issuance, the FASB has amended several aspects of the new guidance including provisions that address revenue recognition associated with the licensing of intellectual property. The new guidance, including the amendments, is effective beginning with the first quarter of the Company’s 2019 fiscal year (with early adoption permitted beginning fiscal year 2018). The guidance may be adopted either by restating all years presented in the Company’s financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. The Company is assessing the potential impact this guidance will have on its financial statements.

15. Subsequent Events
Hulu
At the end of the third quarter, the Company had a 33% interest in Hulu, LLC (Hulu), a joint venture owned one-third each by the Company, Twenty-First Century Fox, Inc. and Comcast Corporation. In August 2016, Time Warner, Inc. (TW) acquired a 10% interest in the venture from Hulu for $583 million diluting the Company’s ownership interest to 30%. For not more than 36 months, TW may put its shares to Hulu or Hulu may call the shares from TW under certain limited circumstances arising from regulatory review. The Company and Twenty-First Century Fox, Inc. have agreed to make capital contributions of up to approximately $300 million each if required to fund the repurchase of shares from TW.
BAMTech
In August 2016, the Company acquired a 15% interest in BAMTech, LLC (BAMTech), an entity which holds Major League Baseball’s streaming technology and content delivery businesses, for $450 million. The Company is committed to acquire an additional 18% for $557 million in January 2017. The Company will account for its interest in BAMTech as an equity method investment.

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
Segment Results
Corporate and Unallocated Shared Expenses
Significant Developments
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
Our summary consolidated results are presented below:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions, except per share data)	July 2, 2016	June 27, 2015	Better/ (Worse)	July 2, 2016	June 27, 2015	Better/ (Worse)
Revenues:
Services	$12,113	$11,308	7%	$35,906	$32,587	10%
Products	2,164	1,793	21%	6,584	6,366	3%
Total revenues	14,277	13,101	9%	42,490	38,953	9%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(5,946)	(5,547)	(7)%	(18,568)	(17,224)	(8)%
Cost of products (exclusive of depreciation and amortization)	(1,255)	(1,116)	(12)%	(4,120)	(3,785)	(9)%
Selling, general, administrative and other	(2,305)	(2,101)	(10)%	(6,467)	(6,117)	(6)%
Depreciation and amortization	(626)	(575)	(9)%	(1,838)	(1,751)	(5)%
Total costs and expenses	(10,132)	(9,339)	(8)%	(30,993)	(28,877)	(7)%
Restructuring and impairment charges	(44)	—	nm	(125)	—	nm
Interest expense, net	(70)	(12)	>(100)%	(161)	(62)	>(100)%
Equity in the income of investees	152	212	(28)%	776	630	23%
Income before income taxes	4,183	3,962	6%	11,987	10,644	13%
Income taxes	(1,471)	(1,323)	(11)%	(4,089)	(3,533)	(16)%
Net income	2,712	2,639	3%	7,898	7,111	11%
Less: Net income attributable to noncontrolling interests	(115)	(156)	26%	(278)	(338)	18%
Net income attributable to Disney	$2,597	$2,483	5%	$7,620	$6,773	13%
Diluted earnings per share attributable to Disney	$1.59	$1.45	10%	$4.63	$3.95	17%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Quarter Results
Diluted earnings per share attributable to Disney (EPS) increased 10% from $1.45 to $1.59 due to improved segment operating results and a decrease in weighted average shares outstanding as a result of our share repurchase program, partially offset by a higher income tax rate and a decrease in investment gains. Segment operating results benefited from growth in both products and services, which was partially offset by the impact of foreign currency translation due to the movement of the U.S. dollar against major currencies including the impact of our hedging program (FX Impact).
Revenues
Service revenues for the quarter increased 7%, or $0.8 billion, to $12.1 billion, which included an unfavorable FX Impact. Aside from the unfavorable FX Impact, growth was driven by higher theatrical distribution revenues. The increase in service revenues also benefited from higher fees from Multi-channel Video Distributors (MVPDs) (Affiliate Fees), guest spending growth at our domestic parks and resorts and revenues from Shanghai Disney Resort, which opened in the current quarter.
Product revenues for the quarter increased 21%, or $0.4 billion, to $2.2 billion due to volume growth and higher net effective pricing at our home entertainment distribution business.
Costs and expenses
Cost of services for the quarter increased 7%, or $0.4 billion, to $5.9 billion, which included a favorable FX impact. Aside from the favorable FX Impact, the increase was due to higher film cost amortization, increased media networks sports programming costs and production cost write-downs and costs at Shanghai Disney Resort. These increases were partially offset by lower infrastructure costs at our domestic parks and resorts.
Cost of products for the quarter increased 12%, or $0.1 billion, to $1.3 billion due to higher home entertainment volumes and costs at Shanghai Disney Resort, partially offset by lower interactive game product development spending.
Selling, general, administrative and other costs increased 10%, or $0.2 billion, to $2.3 billion, which included a favorable FX impact. Aside from the favorable FX Impact, the increase was primarily due to higher theatrical marketing costs driven by more titles in release and marketing and pre-opening expenses at Shanghai Disney Resort, partially offset by lower marketing costs at our domestic parks and resorts.
Depreciation and amortization costs increased 9%, or $51 million, to $0.6 billion primarily driven by higher depreciation at our domestic parks and resorts and the impact of Shanghai Disney Resort.
Restructuring and impairment charges
The Company recorded $44 million of restructuring and impairment charges in the current quarter primarily consisting of asset impairments associated with shutting down certain international film production operations in the Studio Entertainment segment.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	July 2, 2016	June 27, 2015	% Change Better/(Worse)
Interest expense	$(88)	$(62)	(42)%
Interest and investment income	18	50	(64)%
Interest expense, net	$(70)	$(12)	>(100)%
The increase in interest expense was due to higher average debt balances, partially offset by higher capitalized interest driven by the development of Shanghai Disney Resort.
The decrease in interest and investment income for the quarter was due to gains on sales of investments in the prior-year quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Equity in the income of investees
Equity in the income of investees decreased $60 million to $152 million for the quarter due to higher equity losses from Hulu and lower equity income from A&E. Higher equity losses from Hulu were due to increased programming, marketing and labor costs, partially offset by higher subscription and advertising revenues. Lower equity income from A&E was due to a decrease in advertising revenue and the impact of converting the H2 channel to Viceland. The decreases at A&E were partially offset by lower programming costs.
Effective Income Tax Rate

	Quarter Ended
	July 2, 2016	June 27, 2015	Change Better/(Worse)
Effective income tax rate	35.2%	33.4%	(1.8)	ppt
The increase in the effective income tax rate for the quarter was primarily due to an increase in foreign losses for which we are not recognizing a tax benefit.
Noncontrolling Interests

	Quarter Ended
(in millions)	July 2, 2016	June 27, 2015	% Change Better/(Worse)
Net income attributable to noncontrolling interests	$115	$156	26%
The decrease in net income attributable to noncontrolling interests for the quarter was primarily due to higher pre-opening expenses at Shanghai Disney Resort and lower results at Disneyland Paris, partially offset by higher results at ESPN.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes.

Nine-Month Results
EPS for the nine-month period increased 17% from $3.95 to $4.63 due to improved segment operating results, a decrease in weighted average shares outstanding as a result of our share repurchase program and the Vice Gain at A&E (See Note 3 to the Condensed Consolidated Financial Statements). These increases were partially offset by the Infinity Charge (See Note 2 to the Condensed Consolidated Financial Statements), a higher income tax rate, current period restructuring and impairment charges and lower investment gains. Segment operating results benefited from growth in both products and services, which was partially offset by an unfavorable FX Impact.
Revenues
Service revenues for the nine-month period increased 10%, or $3.3 billion, to $35.9 billion, which included an unfavorable FX Impact. Aside from the unfavorable FX Impact, growth was driven by higher theatrical distribution revenues. The increase in service revenues also benefited from merchandise and game licensing revenue growth, increases in guest spending and attendance at our domestic parks and resorts, higher Affiliate Fees and advertising revenue growth.
Product revenues for the nine-month period increased 3%, or $0.2 billion, to $6.6 billion, which included an unfavorable FX Impact. Aside from the unfavorable FX Impact, growth was primarily due to increases in guest spending and food, beverage and merchandise volumes at our domestic parks and resorts and higher home entertainment volumes, partially offset by lower console game volumes.
Costs and expenses
Cost of services for the nine-month period increased 8%, or $1.3 billion, to $18.6 billion, which included a favorable FX Impact. Aside from the favorable FX Impact, the increase was primarily due to higher film cost amortization, increased media programming costs and production cost amortization and domestic parks and resorts labor and other cost inflation.
Cost of products for the nine-month period increased 9%, or $0.3 billion, to $4.1 billion, which included a favorable FX Impact. Aside from the favorable FX Impact, the increase was due to the Infinity Charge, home entertainment volume growth and higher volumes and cost inflation at our domestic parks and resorts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Selling, general, administrative and other costs for the nine-month period increased 6%, or $0.4 billion, to $6.5 billion, which included a favorable FX Impact. Aside from the favorable FX Impact, the increase was due to higher theatrical marketing costs driven by more titles in release and marketing and pre-opening expenses at Shanghai Disney Resort, partially offset by lower marketing costs at our domestic parks and resorts.
Depreciation and amortization costs for the nine-month period increased 5%, or $87 million, to $1.8 billion due to higher depreciation associated with new attractions at our domestic parks and resorts and the impact of Shanghai Disney Resort.
Restructuring and impairment charges
The Company recorded $125 million of restructuring and impairment charges in the current nine-month period for impairments and contract termination and severance costs in the Media Networks and Studio Entertainment segments.
Interest expense, net
Interest expense, net is as follows:

	Nine Months Ended
(in millions)	July 2, 2016	June 27, 2015	% Change Better/(Worse)
Interest expense	$(235)	$(197)	(19)%
Interest and investment income	74	135	(45)%
Interest expense, net	$(161)	$(62)	>(100)%
The increase in interest expense for the nine-month period was due to higher average debt balances, partially offset by higher capitalized interest driven by the development of Shanghai Disney Resort.
The decrease in interest and investment income for the nine-month period was due to lower gains on the sales of investments.
Equity in the income of investees
Equity in the income of investees increased 23%, or $146 million, to $776 million for the nine-month period due to the $332 million Vice Gain ($0.13 of EPS) (See Note 3 to the Condensed Consolidated Financial Statements). The benefit of the Vice Gain was partially offset by lower operating results at A&E and a higher loss at Hulu. The decrease at A&E was due to lower advertising revenue and the impact of converting the H2 channel to Viceland. The increased loss at Hulu was due to higher programming, marketing and labor costs, partially offset by growth in subscription and advertising revenues.
Effective Income Tax Rate

	Nine Months Ended
	July 2, 2016	June 27, 2015	Change Better/(Worse)
Effective income tax rate	34.1%	33.2%	(0.9)	ppt
The increase in the effective income tax rate for the nine months was due to an increase in foreign losses for which we are not recognizing a tax benefit.
Noncontrolling Interests

	Nine Months Ended
(in millions)	July 2, 2016	June 27, 2015	% Change Better/(Worse)
Net income attributable to noncontrolling interests	$278	$338	18%
The decrease in net income attributable to noncontrolling interests for the nine-month period was primarily due to higher pre-opening expenses at Shanghai Disney Resort and a decrease from Disneyland Paris, partially offset by higher results at ESPN. The decrease at Disneyland Paris was due to higher operating losses, partially offset by a decrease in the noncontrolling interests’ ownership.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the nine months ended July 2, 2016 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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
SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	July 2, 2016	June 27, 2015	Better/ (Worse)	July 2, 2016	June 27, 2015	Better/ (Worse)
Revenues:
Media Networks	$5,906	$5,768	2%	$18,031	$17,438	3%
Parks and Resorts	4,379	4,131	6%	12,588	11,801	7%
Studio Entertainment	2,847	2,040	40%	7,630	5,583	37%
Consumer Products & Interactive Media	1,145	1,162	(1)%	4,241	4,131	3%
	$14,277	$13,101	9%	$42,490	$38,953	9%
Segment operating income:
Media Networks	$2,372	$2,378	—%	$6,083	$5,974	2%
Parks and Resorts	994	922	8%	2,599	2,293	13%
Studio Entertainment	766	472	62%	2,322	1,443	61%
Consumer Products & Interactive Media	324	348	(7)%	1,541	1,437	7%
	$4,456	$4,120	8%	$12,545	$11,147	13%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	July 2, 2016	June 27, 2015	Better/ (Worse)	July 2, 2016	June 27, 2015	Better/ (Worse)
Segment operating income	$4,456	$4,120	8%	$12,545	$11,147	13%
Corporate and unallocated shared expenses	(159)	(146)	(9)%	(457)	(441)	(4)%
Restructuring and impairment charges	(44)	—	nm	(125)	—	nm
Interest expense, net	(70)	(12)	>(100)%	(161)	(62)	>(100)%
Vice Gain(1)	—	—	nm	332	—	nm
Infinity Charge(2)	—	—	nm	(147)	—	nm
Income before income taxes	$4,183	$3,962	6%	$11,987	$10,644	13%

(1) See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the Vice Gain.

(2)	See Note 2 to the Condensed Consolidated Financial Statements for a discussion of the Infinity Charge.
Depreciation expense is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	July 2, 2016	June 27, 2015	Better/ (Worse)	July 2, 2016	June 27, 2015	Better/ (Worse)
Media Networks
Cable Networks	$37	$39	5%	$111	$114	3%
Broadcasting	23	24	4%	68	71	4%
Total Media Networks	60	63	5%	179	185	3%
Parks and Resorts
Domestic	313	279	(12)%	949	865	(10)%
International	113	84	(35)%	283	258	(10)%
Total Parks and Resorts	426	363	(17)%	1,232	1,123	(10)%
Studio Entertainment	12	13	8%	36	41	12%
Consumer Products & Interactive Media	16	18	11%	46	51	10%
Corporate	61	63	3%	185	185	—%
Total depreciation expense	$575	$520	(11)%	$1,678	$1,585	(6)%
Amortization of intangible assets is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	July 2, 2016	June 27, 2015	Better/ (Worse)	July 2, 2016	June 27, 2015	Better/ (Worse)
Media Networks	$4	$5	20%	$14	$15	7%
Parks and Resorts	1	1	—%	3	3	—%
Studio Entertainment	20	21	5%	59	62	5%
Consumer Products & Interactive Media	26	28	7%	84	86	2%
Total amortization of intangible assets	$51	$55	7%	$160	$166	4%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	July 2, 2016	June 27, 2015	Better/ (Worse)
Revenues
Affiliate Fees	$3,112	$2,967	5%
Advertising	2,140	2,107	2%
TV/SVOD distribution and other	654	694	(6)%
Total revenues	5,906	5,768	2%
Operating expenses	(3,002)	(2,868)	(5)%
Selling, general, administrative and other	(622)	(666)	7%
Depreciation and amortization	(64)	(68)	6%
Equity in the income of investees	154	212	(27)%
Operating Income	$2,372	$2,378	—%
Revenues
The increase in Affiliate Fees was due to growth of 7% from higher contractual rates, partially offset by decreases of 2% from fewer subscribers and 1% from an unfavorable FX Impact.
The increase in advertising revenues was due to an increase of $57 million at Cable Networks, from $1,065 million to $1,122 million, partially offset by a decrease of $24 million at Broadcasting, from $1,042 million to $1,018 million. The increase at Cable Networks was due to a 6% increase in units sold, which benefited from an additional NBA championship game. Broadcasting advertising revenues reflected a 10% decrease from lower network ratings, partially offset by a 6% increase from higher network rates and a 1% increase from more units sold.
TV/SVOD distribution and other revenue decreased $40 million from $694 million to $654 million primarily due to lower sales of cable programs in the current quarter and an unfavorable FX Impact, partially offset by higher sales of ABC programs in the current quarter.
Costs and Expenses
Operating expenses include programming and production costs, which increased $108 million from $2,571 million to $2,679 million. At Cable Networks, programming and production costs increased $46 million driven by renewals for the Masters and international soccer rights and contractual rate increases for the NBA and MLB, partially offset by the impact of lower program sales. At Broadcasting, programming and production costs increased $62 million due to the impact of higher program sales and an increase in cost write-downs for network programming.
Selling, general, administrative and other costs decreased $44 million from $666 million to $622 million due to a favorable FX Impact and lower marketing costs.
Equity in the Income of Investees
Income from equity investees decreased $58 million from $212 million to $154 million due to higher equity losses from Hulu and lower equity income from A&E. Higher equity losses from Hulu were due to increased programming, marketing and labor costs, partially offset by higher subscription and advertising revenues. Lower equity income from A&E was due to a decrease in advertising revenue and the impact of the conversion of the H2 channel to Viceland, partially offset by lower programming costs.
 Segment Operating Income
Segment operating income decreased $6 million, to $2,372 million due to lower income from equity investees and program sales, partially offset by an increase at ESPN.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	July 2, 2016	June 27, 2015	Better/ (Worse)
Revenues
Cable Networks	$4,200	$4,140	1%
Broadcasting	1,706	1,628	5%
	$5,906	$5,768	2%
Segment operating income
Cable Networks	$2,090	$2,078	1%
Broadcasting	282	300	(6)%
	$2,372	$2,378	—%

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change
(in millions)	July 2, 2016	June 27, 2015	Better/ (Worse)
Revenues
Domestic	$3,697	$3,529	5%
International	682	602	13%
Total revenues	4,379	4,131	6%
Operating expenses	(2,439)	(2,376)	(3)%
Selling, general, administrative and other	(519)	(469)	(11)%
Depreciation and amortization	(427)	(364)	(17)%
Operating Income	$994	$922	8%
Revenues
Parks and Resorts revenues increased 6%, or $248 million, to $4.4 billion due to increases of $168 million at our domestic operations and $80 million at our international operations. Results include an unfavorable impact due to a shift in the timing of the Easter holiday relative to our fiscal periods. The Easter holiday fell in the third quarter of the prior year, whereas it fell in the second quarter of the current year.
Revenue growth at our domestic operations reflected a 5% increase from higher average guest spending, partially offset by a 1% decrease from lower volumes. Guest spending growth was due to higher average ticket prices for theme park admissions and sailings at our cruise line and increased food and beverage spending. Lower volumes were due to a decrease in attendance, partially offset by higher occupied room nights.
Revenue growth at our international operations reflected increases of 10% from higher other revenues and 6% from higher volumes, partially offset by a 2% decrease from an unfavorable FX Impact. The increase in other revenues was primarily due to revenue generated at Shanghai Disney Resort prior to its grand opening. Higher volumes were due to the opening of Shanghai Disney Resort and higher occupied room nights at Hong Kong Disneyland Resort, partially offset by a decrease in attendance at Disneyland Paris.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Parks
Increase/(decrease)
Attendance	(4)%	4%	1%	(1)%	(3)%	3%
Per Capita Guest Spending	8%	2%	4%	4%	7%	3%
Hotels (1)
Occupancy	90%	87%	81%	81%	88%	86%
Available Room Nights (in thousands)	2,597	2,622	635	615	3,232	3,237
Per Room Guest Spending	$306	$310	$281	$294	$302	$308

(1)
Per room guest spending consists of the average daily hotel room rate, as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2015 third quarter average foreign exchange rate. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.13 and $1.10 for the quarters ended July 2, 2016 and June 27, 2015, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased $37 million from $1,140 million to $1,177 million, cost of sales, which increased $6 million from $377 million to $383 million and infrastructure costs, which decreased $16 million from $447 million to $431 million. The increase in operating labor was driven by the opening of Shanghai Disney Resort and inflation, partially offset by efficiency initiatives. Lower infrastructure costs were due to efficiency initiatives and lower fuel costs, partially offset by the impact of Shanghai Disney Resort. Other operating expenses, which include costs for items such as supplies, commissions and entertainment offerings, increased driven by Shanghai Disney Resort.
Selling, general, administrative and other costs increased $50 million, from $469 million to $519 million, due to marketing and other costs at Shanghai Disney Resort, partially offset by lower domestic marketing spend due to efficiency initiatives.
The increase in depreciation and amortization was due to higher depreciation at our domestic parks and resorts and the impact of Shanghai Disney Resort.
Segment Operating Income
Segment operating income increased 8%, or $72 million, to $994 million due to growth at our domestic operations, partially offset by a decrease at our international operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	July 2, 2016	June 27, 2015	Better/ (Worse)
Revenues
Theatrical distribution	$1,510	$1,034	46%
Home entertainment	610	282	>100%
TV/SVOD distribution and other	727	724	—%
Total revenues	2,847	2,040	40%
Operating expenses	(1,259)	(926)	(36)%
Selling, general, administrative and other	(790)	(608)	(30)%
Depreciation and amortization	(32)	(34)	6%
Operating Income	$766	$472	62%
Revenues
The increase in theatrical distribution revenue was due to the strong performance of titles in release, which included five significant titles in the current quarter compared to four in the prior-year quarter. The current quarter titles in release included Captain America: Civil War, The Jungle Book, Finding Dory and Alice Though the Looking Glass compared to Avengers: Age of Ultron, Inside Out, Cinderella and Tomorrowland in the prior-year quarter. Additionally, the current quarter included the continuing performance of Zootopia, which was released in the second quarter of the current year, compared to no Disney animated release in the prior-year quarter. The performance of our titles in release was partially offset by an unfavorable FX Impact.
The increase in home entertainment revenue was due to increases of 61% from higher unit sales and 58% from an increase in average net effective pricing. The increase in unit sales and net effective pricing was due to the strong performance of Star Wars: The Force Awakens and Zootopia in the current quarter compared to Big Hero 6, which was released domestically in the prior-year second quarter. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.
Costs and Expenses
Operating expenses include an increase of $282 million in film cost amortization, from $586 million to $868 million due to the impact of higher revenues. Operating expenses also include cost of goods sold and distribution costs, which increased $51 million, from $340 million to $391 million, due to an increase in home entertainment units sold and higher theatrical distribution costs driven by more titles in release.
Selling, general, administrative and other costs increased $182 million from $608 million to $790 million primarily due to higher theatrical and home entertainment marketing costs. The increase in theatrical marketing costs was due to more significant titles in release and spending for The BFG, which was released at the end of the current quarter. Higher home entertainment marketing costs were driven by the release of Star Wars: The Force Awakens in the current quarter.
Segment Operating Income
Segment operating income increased 62%, or $294 million, to $766 million due to growth in home entertainment and theatrical distribution.
Restructuring and Impairment Charges
The Company recorded restructuring and impairment charges of $38 million related to Studio Entertainment in the current quarter consisting of asset impairments associated with shutting down certain international film production operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Consumer Products & Interactive Media
Operating results for the Consumer Products & Interactive Media segment are as follows:

	Quarter Ended		% Change
(in millions)	July 2, 2016	June 27, 2015	Better/ (Worse)
Revenues
Licensing, publishing and games	$776	$791	(2)%
Retail and other	369	371	(1)%
Total revenues	1,145	1,162	(1)%
Operating expenses	(501)	(493)	(2)%
Selling, general, administrative and other	(278)	(275)	(1)%
Depreciation and amortization	(42)	(46)	9%
Operating Income	$324	$348	(7)%
Revenues
The decrease in licensing, publishing and games revenue was due to a decrease of 2% from our merchandise licensing business primarily due to higher revenue in the prior-year quarter from Frozen and Cars/Planes merchandise, an unfavorable FX Impact and higher revenue share with the Studio Entertainment segment. These decreases were partially offset by higher revenue from merchandise based on Finding Dory/Finding Nemo and Star Wars.
Retail and other revenue was essentially flat at $369 million for the current quarter compared to $371 million in the prior-year quarter as an increase from retail revenue of 4% was offset by a decrease from other revenue of 4%. Higher retail revenue was due to an increase in North America and higher wholesale distribution revenues, partially offset by lower comparable store sales in Europe. The increase in North America was primarily due to new stores and higher online sales. The decrease in other revenue was due to our Japan mobile business and an unfavorable FX Impact.
Costs and Expenses
Operating expenses include a $22 million increase in cost of goods sold and distribution costs, from $259 million to $281 million, a $3 million increase in labor and occupancy costs, from $129 million to $132 million and a $14 million decrease in product development, from $87 million to $73 million. The increase in cost of goods sold and distribution costs included the impact of increased sales and average unit costs at our retail business and higher wholesale distribution revenues, partially offset by the absence of pre-release costs for Infinity 3.0, which was released in the fourth quarter of the prior year. The decrease in product development was due to the discontinuation of our Infinity console game business.
Selling, general, administrative and other costs were essentially flat at $278 million for the current quarter compared to $275 million in the prior-year quarter, as higher marketing costs at our merchandise licensing business were largely offset by lower Infinity marketing costs.
Segment Operating Income
Segment operating income decreased 7%, or $24 million, to $324 million, driven by lower results at our merchandise licensing, retail and Japan mobile businesses, partially offset by an increase at our games business.

BUSINESS SEGMENT RESULTS - Nine Month Results

Media Networks
Operating results for the Media Networks segment are as follows:

	Nine Months Ended		% Change
(in millions)	July 2, 2016	June 27, 2015	Better/ (Worse)
Revenues
Affiliate Fees	$9,187	$8,853	4%
Advertising	6,706	6,425	4%
TV/SVOD distribution and other	2,138	2,160	(1)%
Total revenues	18,031	17,438	3%
Operating expenses	(10,261)	(9,898)	(4)%
Selling, general, administrative and other	(1,941)	(1,996)	3%
Depreciation and amortization	(193)	(200)	4%
Equity in the income of investees	447	630	(29)%
Operating Income	$6,083	$5,974	2%
Revenues
The increase in Affiliate Fees reflected an increase of 7% from higher contractual rates, partially offset by decreases of 2% from subscribers and 1% from an unfavorable FX Impact.
The increase in advertising revenues was due to increases of $214 million at Cable Networks, from $3,309 million to $3,523 million, and $67 million at Broadcasting, from $3,116 million to $3,183 million. The increase at Cable Networks was due to a 10% increase from higher units sold and a 3% increase from higher rates, partially offset by a 7% decrease from lower ratings. Growth at Broadcasting was due to a 5% increase from higher network rates and a 2% increase from network units sold, partially offset by a 6% decrease from lower network ratings.
TV/SVOD distribution and other revenue decreased $22 million from $2,160 million to $2,138 million driven by an unfavorable FX impact, partially offset by an increase in program sales. The increase in program sales was due to higher sales of ABC programs, partially offset by lower sales of cable programs.
Costs and Expenses
Operating expenses include programming and production costs, which increased $338 million from $9,014 million to $9,352 million. At Broadcasting, programming and production costs increased $190 million due to a higher average amortization rate for programs sold and for network programming, the impact of higher program sales, as well as an increase in cost write-downs for network programming in the current year. At Cable Networks, programming and production costs increased $148 million primarily due to rate increases from provisions in existing contracts and contract renewals for sports programming, partially offset by the absence of rights costs for NASCAR and the impact of lower program sales.
Selling, general, administrative and other costs decreased $55 million from $1,996 million to $1,941 million due to a favorable FX Impact and lower marketing costs at ESPN and the Disney Channels, partially offset by higher marketing spending at ABC and Freeform.
Equity in the Income of Investees
Income from equity investees decreased $183 million from $630 million to $447 million due to lower operating results at A&E and a higher loss at Hulu. The decrease at A&E was due to lower advertising revenue and the impact of the conversion of the H2 channel to Viceland. The increased equity loss at Hulu was due to higher programming, marketing and labor costs, partially offset by growth in subscription and advertising revenues.
 Segment Operating Income
Segment operating income increased 2%, or $109 million, to $6,083 million driven by increases at ESPN and the ABC Network, partially offset by lower income from equity investees as well as from program sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Nine Months Ended		% Change
(in millions)	July 2, 2016	June 27, 2015	Better/ (Worse)
Revenues
Cable Networks	$12,676	$12,336	3%
Broadcasting	5,355	5,102	5%
	$18,031	$17,438	3%
Segment operating income
Cable Networks	$5,300	$5,132	3%
Broadcasting	783	842	(7)%
	$6,083	$5,974	2%
Restructuring and Impairment Charges
The Company recorded restructuring and impairment charges of $87 million related to Media Networks in the current nine-month period due to an investment impairment and contract termination and severance costs.

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Nine Months Ended		% Change
(in millions)	July 2, 2016	June 27, 2015	Better/ (Worse)
Revenues
Domestic	$10,792	$9,998	8%
International	1,796	1,803	—%
Total revenues	12,588	11,801	7%
Operating expenses	(7,341)	(7,022)	(5)%
Selling, general, administrative and other	(1,413)	(1,360)	(4)%
Depreciation and amortization	(1,235)	(1,126)	(10)%
Operating Income	$2,599	$2,293	13%
Revenues
Parks and Resorts revenues increased 7%, or $787 million, to $12.6 billion due to an increase of $794 million at our domestic operations, partially offset by a decrease of $7 million at our international operations.
Revenue growth at our domestic operations reflected increases of 6% from higher average guest spending and 1% from higher volumes. The increase in average guest spending was due to higher average ticket prices for admissions at our theme parks and for sailings at our cruise line, increased food, beverage and merchandise spending and higher average hotel room rates. Higher volumes were due to attendance growth at our theme parks and higher occupied room nights, partially offset by lower unit sales at Disney Vacation Club. The decrease at Disney Vacation Club was driven by sales in the prior-year period of units at The Villas at Disney’s Grand Floridian Resort & Spa, which sold out in the prior year, partially offset by higher sales at Disney’s Polynesian Villas & Bungalows in the current nine-month period.
Revenues at our international operations reflected decreases of 5% from an unfavorable FX Impact and 1% from lower volumes, partially offset by increases of 4% from higher other revenue and 1% from higher average guest spending. Lower volumes were due to decreases in attendance at Disneyland Paris and Hong Kong Disneyland Resort, partially offset by the opening of Shanghai Disney Resort. The increase in other revenues was driven by revenue generated at Shanghai Disney Resort prior to its grand opening. Guest spending growth was driven by higher average ticket prices and increased food, beverage and merchandise spending, partially offset by a decrease in average hotel room rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Parks
Increase/(decrease)
Attendance	2%	4%	(4)%	—%	1%	3%
Per Capita Guest Spending	7%	4%	4%	6%	7%	5%
Hotels (1)
Occupancy	90%	88%	79%	79%	88%	86%
Available Room Nights (in thousands)	7,788	7,809	1,869	1,845	9,657	9,654
Per Room Guest Spending	$309	$297	$272	$283	$303	$294

(1)
Per room guest spending consists of the average daily hotel room rate, as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2015 nine-month average foreign exchange rate. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.11 and $1.16 for the nine months ended July 2, 2016 and June 27, 2015, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased $127 million from $3,367 million to $3,494 million, infrastructure costs, which increased $58 million from $1,310 million to $1,368 million and cost of sales, which increased $47 million from $1,094 million to $1,141 million. The increase in operating labor was primarily due to the opening of Shanghai Disney Resort and inflation, partially offset by lower pension and postretirement medical costs. The increase in infrastructure costs was due to higher technology spending, the opening of Shanghai Disney Resort and costs incurred in connection with the dry-dock of the Disney Dream. The increase in cost of sales includes the impact of inflation and higher volumes. Other operating expenses, which include costs for items such as supplies, commissions and entertainment, increased primarily due to the opening of Shanghai Disney Resort and inflation.
Selling, general, administrative and other costs increased $53 million from $1,360 million to $1,413 million due to higher marketing and other costs at Shanghai Disney Resort, partially offset by lower domestic marketing spend due to efficiency initiatives.
The increase in depreciation and amortization was primarily due to depreciation associated with new attractions at our domestic parks and resorts and the impact of Shanghai Disney Resort.
Segment Operating Income
Segment operating income increased 13%, or $306 million, to $2,599 million due to growth at our domestic operations, partially offset by a decrease at our international operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Nine Months Ended		% Change
(in millions)	July 2, 2016	June 27, 2015	Better/ (Worse)
Revenues
Theatrical distribution	$3,259	$1,804	81%
Home entertainment	1,728	1,417	22%
TV/SVOD distribution and other	2,643	2,362	12%
Total revenues	7,630	5,583	37%
Operating expenses	(3,200)	(2,350)	(36)%
Selling, general, administrative and other	(2,013)	(1,687)	(19)%
Depreciation and amortization	(95)	(103)	8%
Operating Income	$2,322	$1,443	61%
Revenues
The increase in theatrical distribution revenue was primarily due to the performance of Star Wars: The Force Awakens. Other significant titles in the current period included Captain America: Civil War, Zootopia, The Jungle Book and Finding Dory, whereas the prior-year period included Avengers: Age of Ultron, Big Hero 6, Cinderella, Inside Out and Into the Woods.
The increase in home entertainment revenue was due to increases of 19% from higher unit sales and 7% from higher average net effective pricing, partially offset by a decrease of 4% from an unfavorable FX Impact. The higher unit sales and net effective pricing were primarily due to the performance of Star Wars: The Force Awakens, Inside Out, Star Wars Classic titles, Zootopia and Ant-Man in the current period compared to Guardians of the Galaxy, Big Hero 6, Frozen and Maleficent in the prior-year period. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.
The increase in TV/SVOD distribution and other revenue was due to increases of 8% from higher revenue share with the Consumer Products & Interactive Media segment driven by the success of merchandise based on Star Wars: The Force Awakens and 6% from TV/SVOD distribution. These increases were partially offset by a decrease of 3% from an unfavorable FX Impact. The increase in TV/SVOD distribution revenue was due to international growth.
Costs and Expenses
Operating expenses include an increase of $743 million in film cost amortization, from $1,390 million to $2,133 million primarily due to the impact of higher revenues. Operating expenses also include cost of goods sold and distribution costs, which increased $107 million, from $960 million to $1,067 million due to higher theatrical distribution costs and an increase in home entertainment units sold, partially offset by a favorable FX Impact. Higher theatrical distribution costs were due to the release of Star Wars: The Force Awakens in the current period whereas the prior-year period had no comparable title.
Selling, general, administrative and other costs increased $326 million from $1,687 million to $2,013 million due to theatrical marketing expense for Star Wars: The Force Awakens as well as two Pixar titles and two DreamWorks titles in the current period compared to one Pixar title and no DreamWorks titles in the prior-year period. These increases were partially offset by a favorable FX Impact.
Segment Operating Income
Segment operating income increased 61%, or $879 million, to $2,322 million due to growth from theatrical and home entertainment results, a higher revenue share with the Consumer Products & Interactive Media segment and an increase in TV/SVOD distribution.
Restructuring and Impairment Charges
The Company recorded restructuring and impairment charges of $38 million related to Studio Entertainment in the current nine-month period consisting of asset impairments associated with shutting down certain international film production operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Consumer Products & Interactive Media
Operating results for the Consumer Products & Interactive Media segment are as follows:

	Nine Months Ended		% Change
(in millions)	July 2, 2016	June 27, 2015	Better/ (Worse)
Revenues
Licensing, publishing and games	$2,905	$2,734	6%
Retail and other	1,336	1,397	(4)%
Total revenues	4,241	4,131	3%
Operating expenses	(1,739)	(1,739)	—%
Selling, general, administrative and other	(831)	(818)	(2)%
Depreciation and amortization	(130)	(137)	5%
Operating Income	$1,541	$1,437	7%
Revenues
The increase in licensing, publishing and games revenue was due to a 7% increase from our merchandise licensing business, partially offset by a 1% decrease from our games business. Higher merchandise licensing revenues were primarily due to the performance of merchandise based on Star Wars, partially offset by higher revenue share with the Studio Entertainment segment, a decrease in revenues from Frozen merchandise and an unfavorable FX Impact. Lower games revenues were primarily due to a decrease in unit sales of Infinity and lower performance of our Frozen Free Fall mobile game, partially offset by revenues from Star Wars Battlefront, which was released in the current period. Games revenues were also impacted by an unfavorable FX Impact.
The decrease in retail and other revenue was primarily due to a decrease of 3% from our retail business driven by lower comparable store sales in Europe and North America and an unfavorable FX Impact, partially offset by the benefit of new stores in North America.
Costs and Expenses
Operating expenses included a $1 million decrease in cost of goods sold and distribution costs, from $1,047 million to $1,046 million, a $3 million increase in labor and occupancy costs, from $401 million to $404 million, and a $2 million increase in product development, from $241 million to $243 million. Cost of goods sold and distribution costs were essentially flat as lower Infinity volumes, the absence of Infinity 3.0 pre-release costs and lower Frozen Free Fall co-developer fees were offset by higher average per unit costs at our retail business and higher game inventory reserves. Infinity 3.0 pre-release costs were incurred in the prior-year period in connection with its release in the fourth quarter of the prior year. Labor and occupancy costs were essentially flat as higher retail occupancy costs and labor cost inflation were offset by a favorable FX Impact. Product development was essentially flat as higher spending on video content and mobile games was largely offset by a decrease as a result of the discontinuation of our Infinity console game business.
Selling, general, administrative and other costs increased $13 million from $818 million to $831 million due to higher marketing costs at our merchandise licensing business, partially offset by lower Infinity marketing costs.
Segment Operating Income
Segment operating income increased 7%, or $104 million, to $1,541 million due to higher results at our merchandise licensing and games businesses, partially offset by a decrease at our retail business.
Restructuring and Impairment Charges
In the current nine-month period, the Company recorded the Infinity Charge, which totaled $147 million and has been excluded from segment operating income (See Note 2 to the Condensed Consolidated Financial Statements).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	July 2, 2016	June 27, 2015	Better/ (Worse)	July 2, 2016	June 27, 2015	Better/ (Worse)
Corporate and unallocated shared expenses	$(159)	$(146)	(9)%	$(457)	$(441)	(4)%

The increase in Corporate and unallocated shared expenses in the current quarter was driven by the timing of allocations to operating segments.

SIGNIFICANT DEVELOPMENTS
Impact of Foreign Currency Exchange Rates
The Company has a foreign exchange risk management program that is intended to reduce earnings fluctuations associated with foreign currency exchange rate changes. As part of this program, we enter into foreign currency derivative contracts designed to hedge projected foreign currency denominated operating income exposures for periods that generally do not exceed four years and to hedge foreign currency denominated net monetary assets to protect the U.S. dollar equivalent value of these assets from foreign currency fluctuations. The economic or political conditions in a country could reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate profits from the country. Based on our hedge portfolio and our projections of foreign currency exposure, we currently estimate an adverse impact to growth in segment operating results from fiscal 2015 to fiscal 2016 of approximately $500 million, which is primarily reflected in the results of our Studio Entertainment and Consumer Products & Interactive Media segments and our cable business in the Media Networks segment.

FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Nine Months Ended		% Change Better/ (Worse)
(in millions)	July 2, 2016	June 27, 2015
Cash provided by operations	$9,386	$7,581	24%
Cash used in investing activities	(4,226)	(3,055)	(38)%
Cash used in financing activities	(4,091)	(3,241)	(26)%
Impact of exchange rates on cash and cash equivalents	(111)	(231)	52%
Change in cash and cash equivalents	$958	$1,054	(9)%
Operating Activities
Cash provided by operating activities increased 24% to $9.4 billion for the current nine-month period compared to $7.6 billion in the prior-year nine-month period. The increase in operating cash flow was due to higher operating cash receipts at our Studio Entertainment, Media Networks and Parks and Resorts segments driven by revenue growth. These increases were partially offset by higher television programming and production spending at Media Networks and an increase in contributions to the Company’s pension and postretirement medical plans.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The Company’s film and television production and programming activity for the nine months ended July 2, 2016 and June 27, 2015 are as follows:

	Nine Months Ended
(in millions)	July 2, 2016	June 27, 2015
Beginning balances:
Production and programming assets	$7,353	$6,386
Programming liabilities	(989)	(875)
	6,364	5,511
Spending:
Television program licenses and rights	5,225	4,844
Film and television production	3,578	3,434
	8,803	8,278
Amortization:
Television program licenses and rights	(5,055)	(4,912)
Film and television production	(3,524)	(2,743)
	(8,579)	(7,655)

Change in film and television production and programming costs	224	623
Other non-cash activity	20	(76)
Ending balances:
Production and programming assets	7,322	6,781
Programming liabilities	(714)	(723)
	$6,608	$6,058

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the nine months ended July 2, 2016 and June 27, 2015 are as follows:

	Nine Months Ended
(in millions)	July 2, 2016	June 27, 2015
Media Networks
Cable Networks	$55	$51
Broadcasting	55	37
Total Media Networks	110	88
Parks and Resorts
Domestic	1,619	1,002
International	1,689	1,644
Total Parks and Resorts	3,308	2,646
Studio Entertainment	67	84
Consumer Products & Interactive Media	33	46
Corporate	173	197
	$3,691	$3,061
Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new attractions, cruise ships, recurring capital and capital improvements and systems infrastructure. The increase at our domestic parks and resorts was due to new attractions at Walt Disney World Resort and Disneyland Resort. The increase at our international parks and resorts was primarily due to higher spending for Hong Kong Disneyland Resort, partially offset by lower spending for Shanghai Disney Resort.

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
The Company currently expects its fiscal 2016 capital expenditures will be approximately $4.9 billion, which is $0.6 billion higher than fiscal 2015 capital expenditures of $4.3 billion, due to increased investment at our domestic parks and resorts.
Other Investing Activities
During the current nine-month period, acquisitions totaled $400 million due to the acquisition of an 11% interest in Vice.

Financing Activities
Cash used in financing activities was $4.1 billion in the current nine-month period, which reflected repurchases of common stock of $5.9 billion and a semi-annual dividend payment of $1.2 billion, partially offset by net cash inflows from borrowings of $3.2 billion.
Cash used in financing activities of $4.1 billion was $0.9 billion more than the cash used in the prior-year nine-month period. The increase in cash used in financing activities was driven by:
Increases due to:

•	An increase in common stock repurchases of $3.1 billion ($5.9 billion in the current period compared to $2.8 billion in the prior-year period)

•	Lower contributions from non-controlling interest holders of $1.0 billion (zero in the current period compared to $1.0 billion in the prior-year period)
Partially offset by decreases due to:

•	Higher borrowings of $2.7 billion ($3.2 billion in the current period compared to $0.5 billion in the prior-year period)

•
A decrease in dividend payments of $0.8 billion as a result of moving from an annual dividend to a semi-annual dividend. In the prior year, our full year fiscal year 2014 dividend was paid in the second quarter of fiscal 2015, whereas in the current year the dividend related to the second half of fiscal 2015 was paid in the second quarter of fiscal 2016

See Note 4 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the nine months ended July 2, 2016 and information regarding the Company’s bank facilities. The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
On July 7, 2016, the Company issued $2.0 billion in debt under its U.S. medium-term note program. The proceeds will be used for general corporate purposes.
See Note 8 to the Condensed Consolidated Financial Statements for a summary of the Company’s dividends in fiscal 2016 and 2015 and share repurchases during the nine months ended July 2, 2016.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of July 2, 2016, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on July 2, 2016 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the International Theme Parks, from any representations, covenants or events of default.

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
In times of adverse economic conditions in the global economy, the Company’s long-term cash flow projections are subject to a greater degree of uncertainty than usual. If we had established different reporting units or utilized different valuation methodologies or assumptions, the impairment test results could differ.
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

The Company tests long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount may not be recoverable. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for use requires a comparison of cash flows expected to be generated over the useful life of an asset group to the carrying value of the asset group. An asset group is established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets and could include assets used across multiple businesses or segments. If the carrying value of an asset group exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the fair value of the group’s long-lived assets and the carrying value of the group’s long-lived assets. The impairment is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts, but only to the extent the carrying value of each asset is above its fair value. For assets held for sale, to the extent the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. Determining whether a long-lived asset is impaired requires various estimates and assumptions, including whether a triggering event has occurred, the identification of the asset groups, estimates of future cash flows and the discount rate used to determine fair values. If we had established different asset groups or utilized different valuation methodologies or assumptions, the impairment test results could differ.
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
Based on their evaluation as of July 2, 2016, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
There have been no changes in our internal controls over financial reporting during the third quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended July 2, 2016:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 3, 2016 – April 30, 2016	3,974,375	$99.50	3,949,200	310 million
May 1, 2016 – May 31, 2016	4,835,308	101.51	4,807,000	305 million
June 1, 2016 – July 2, 2016	6,501,728	98.24	6,475,000	298 million
Total	15,311,411	99.60	15,231,200	298 million

(1)
80,211 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
Christine M. McCarthy, Senior Executive Vice President and Chief Financial Officer
August 9, 2016
Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

3.2	Amended and Restated Bylaws	Exhibit 3.2 to the Current Report on Form 8-K of the Company dated June 29, 2016.

10.1	Description of Non-Management Director Compensation	Filed herewith

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes
Filed

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.