Form 10-K
period 2016-10-01
WALT DISNEY CO/
filed 2016-11-23
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 1, 2016	Commission File Number 1-11605

Incorporated in Delaware 500 South Buena Vista Street, Burbank, California 91521 (818) 560-1000	I.R.S. Employer Identification No. 95-4545390
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐ No ☒
The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $160.9 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
There were 1,591,460,982 shares of common stock outstanding as of November 16, 2016.
Documents Incorporated by Reference
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2017 annual meeting of the Company’s shareholders.

THE WALT DISNEY COMPANY AND SUBSIDIARIES

PART I
ITEM 1. Business
The Walt Disney Company, together with its subsidiaries, is a diversified worldwide entertainment company with operations in four business segments: Media Networks, Parks and Resorts, Studio Entertainment, and Consumer Products & Interactive Media. For convenience, the terms “Company” and “we” are used to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.
Information on the Company’s revenues, segment operating income and identifiable assets appears in Note 1 to the Consolidated Financial Statements included in Item 8 hereof. The Company employed approximately 195,000 people as of October 1, 2016.
MEDIA NETWORKS
The Media Networks segment includes cable and broadcast television networks, television production and distribution operations, domestic television stations and radio networks and stations. The Company also has investments in entities that operate programming, distribution and content management services, including television networks, which are accounted for under the equity method of accounting.
The businesses in the Media Networks segment principally generate revenue from the following:

•
fees charged to cable, satellite, and telecommunications service providers (Multi-channel Video Programming Distributors “MVPD”), broadband service providers (digital MVPDs) and television stations affiliated with our domestic broadcast television network for the right to deliver our programs to their customers/subscribers (“affiliate fees”);

•	the sale to advertisers of time in programs for commercial announcements (“ad sales”); and

•	the sale to television networks and distributors for the right to use our television programming (“program sales”).
Operating expenses primarily consist of programming and production costs, participations and residuals expense, technical support costs, operating labor and distribution costs.
Cable Networks
Our primary cable networks consist of ESPN, the Disney Channels and Freeform, which produce their own programs or acquire rights from third parties to air their programs on our networks.
Cable networks derive the majority of their revenues from affiliate fees and, for certain networks (primarily ESPN and Freeform), ad sales. Generally, the Company’s cable networks provide programming services under multi-year agreements with MVPDs that include contractually determined rates on a per subscriber basis. The amounts that we can charge to MVPDs for our cable network services are largely dependent on the quality and quantity of programming that we can provide and the competitive market. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand. We also sell programming developed by our cable networks worldwide to television broadcasters, to subscription video-on-demand (SVOD) services, such as Netflix, Hulu and Amazon, and in home entertainment formats such as DVD, Blu-ray and iTunes.

The Company’s significant cable networks and the number of subscribers as estimated by Nielsen Media Research(1) (except where noted) are as follows:

Estimated Subscribers (in millions)
ESPN - Domestic
ESPN	90
ESPN2	89
ESPNU	71
ESPNEWS (2)	70
SEC Network (2)	62
Disney Channels - Domestic
Disney Channel	93
Disney Junior	74
Disney XD	78
Freeform	91
International Channels (3)
ESPN channels	141
Disney Channel	205
Disney Junior	140
Disney XD	127

(1)	Nielsen Media Research estimates are as of September 2016 and only capture traditional MVPD subscriber counts and do not include digital MVPD subscribers.

(2)	Because Nielsen Media Research does not measure these networks, estimated subscriber counts are according to SNL Kagan as of December 2015.

(3)	Because Nielsen Media Research and SNL Kagan do not measure these networks, estimated subscriber counts are based on internal management reports as of September 2016.
ESPN
ESPN is a multimedia sports entertainment company owned 80% by the Company and 20% by Hearst Corporation. ESPN operates eight 24-hour domestic television sports networks: ESPN, ESPN2, ESPNU (a network devoted to college sports), ESPNEWS, SEC Network (a sports programming network dedicated to Southeastern Conference college athletics), ESPN Classic, the regionally focused Longhorn Network (a network dedicated to The University of Texas athletics) and ESPN Deportes (a Spanish language network), which are all simulcast in high definition except ESPN Classic. ESPN programs the sports schedule on the ABC Television Network, which is branded ESPN on ABC. ESPN owns 19 television networks outside of the United States (primarily in Latin America) that allow ESPN to reach sports fans in over 60 countries and territories in four languages.
ESPN holds rights for various professional and college sports programming including college football (including bowl games and the College Football Playoff) and basketball, the National Basketball Association (NBA), the National Football League (NFL), Major League Baseball (MLB), US Open Tennis, various soccer rights, the Wimbledon Championships and the Masters golf tournament.
ESPN also operates:

•	ESPN.com – which delivers comprehensive sports news, information and video on internet-connected devices

•
WatchESPN – which delivers live streams of most of ESPN’s domestic networks on internet-connected devices to authenticated MVPD subscribers. Non-subscribers have limited access to certain content on select Watch platforms

•	ESPN3, SEC Network + and ACC Network Extra – which are ESPN’s live multi-screen sports networks that deliver exclusive sports events and are accessible on WatchESPN

•	ESPN Events – which owns and operates a portfolio of collegiate sporting events including bowl games, basketball games and post-season award shows

•
ESPN Radio – which distributes talk and play by play programming and is one of the largest sports radio networks in the U.S. ESPN Radio network programming is carried on more than 500 terrestrial stations including four ESPN owned stations in New York, Los Angeles, Chicago and Dallas and on satellite and internet radio

•	ESPN The Magazine – which is a bi-weekly sports magazine
Disney Channels
The Company operates over 100 Disney branded television channels, which are broadcast in 34 languages and 163 countries/territories. Branded channels include Disney Channel, Disney Junior, Disney XD, Disney Cinemagic, Disney Cinema and DLife. Disney Channel content is also available through subscription and video-on-demand services and online through our websites: DisneyChannel.com, DisneyXD.com and DisneyJunior.com. Programming for these networks includes internally developed and acquired programming. The Disney Channels also include Radio Disney and RadioDisney.com.
Disney Channel, Disney Junior and Disney XD are available digitally through products that deliver live or on-demand channel programming on internet-connected devices to authenticated MVPD subscribers. Non-subscribers have limited access to select content on these platforms.
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
Disney Cinemagic and Disney Cinema - Disney Cinemagic and Disney Cinema are premium subscription services available in certain countries in Europe airing a selection of Disney movies, Disney cartoons and shorts as well as animated television series.
Radio Disney - Radio Disney is a 24-hour radio network targeted to kids, tweens and families reaching listeners through a national broadcast on various distribution platforms. Radio Disney operates from an owned terrestrial radio station in Los Angeles. Radio Disney is also available throughout Latin America on two owned terrestrial stations and through agreements with third-party radio stations.
Freeform
Freeform (formerly ABC Family) is a domestic cable network targeted to viewers ages 14 to 34. Freeform produces original live-action programming, acquires programming from third parties, airs content from our owned theatrical film library and features branded holiday programming events such as “13 Nights of Halloween” and “25 Days of Christmas”.
Freeform is available digitally through products that deliver either live or on-demand channel programing on internet-connected devices to authenticated MVPD subscribers. Non-subscribers have limited access to select Freeform programming.
Hungama
Hungama is a kids general entertainment cable network in India, which features a mix of animation, Hindi-language series and game shows.
UTV/Bindass Networks
We operate UTV and Bindass branded cable television networks in India. The networks include UTV Action and UTV Movies, which offer Bollywood movies as well as Hindi dubbed Hollywood movies. The networks also include Bindass, a youth entertainment channel, and Bindass Play, a music channel.
Broadcasting
Our broadcasting business includes a domestic broadcast network, television production and distribution operations, and eight owned domestic television stations.

Domestic Broadcast Television Network
The Company operates the ABC Television Network (ABC), which as of October 1, 2016, had affiliation agreements with 242 local television stations reaching almost 100% of all U.S. television households. ABC broadcasts programs in the following “dayparts”: primetime, daytime, late night, news and sports.
ABC produces its own programs and also acquires programming rights from third parties as well as entities that are owned by or affiliated with the Company. ABC derives the majority of its revenues from ad sales. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on network broadcasts. ABC also receives fees from affiliated television stations for the right to broadcast ABC programming.
ABC network programming is available digitally on internet-connected devices to authenticated MVPD subscribers. Non-subscribers have a more limited access to on-demand episodes.
The ABC app and ABC.com provide online extensions to ABC programming including episodes and selected clips. ABCNews.com provides in-depth worldwide news coverage online and video-on-demand news reports from ABC News broadcasts. ABC News also has an agreement to provide news content to Yahoo! News.
Television Production
The Company produces the majority of its scripted television programs under the ABC Studios banner. Program development is carried out in collaboration with independent writers, producers and creative teams, with a focus on one-hour dramas and half-hour comedies, primarily for primetime broadcasts. Primetime programming produced either for our networks or for third parties for the 2016/2017 television season includes thirteen returning and five new one-hour dramas and four new and three returning half-hour comedies. Additionally, the Company is producing five drama series for Netflix. The Company also produces Jimmy Kimmel Live for late night and a variety of primetime specials, as well as syndicated, news and daytime programming.
Television Distribution
We distribute the Company’s productions worldwide to television broadcasters, to SVOD services such as Netflix, Hulu and Amazon, and in home entertainment formats.
Domestic Television Stations
The Company owns eight television stations, six of which are located in the top-ten markets in the U.S. in terms of television households. The television stations derive the majority of their revenues from ad sales. The stations also receive affiliate fees from MVPDs. All of our television stations are affiliated with ABC and collectively reach 23% of the nation’s television households. Each owned station broadcasts three digital channels: the first consists of local, ABC and syndicated programming; the second is the Live Well Network; and the third is the LAFF Network.
The stations we own are as follows:

TV Station	Market	Television Market Ranking(1)
WABC	New York, NY	1
KABC	Los Angeles, CA	2
WLS	Chicago, IL	3
WPVI	Philadelphia, PA	4
KGO	San Francisco, CA	6
KTRK	Houston, TX	10
WTVD	Raleigh-Durham, NC	25
KFSN	Fresno, CA	54

(1)	Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2016

Equity Investments
The Company has investments in media businesses that are accounted for under the equity method, and the Company’s share of the financial results for these equity investments are reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income. The Company’s significant media equity investments are as follows:
A+E and Vice
A+E Television Networks (A+E) is a joint venture owned 50% by the Company and 50% by the Hearst Corporation. A+E operates a variety of cable networks including:

•	A&E – which offers entertainment programming including original reality and scripted series

•	HISTORY – which offers original series and event-driven specials

•	Lifetime – which is devoted to female-focused programming

•	Lifetime Movie Network (LMN) – which is a 24-hour movie channel

•	FYI – which offers contemporary lifestyle programming

•	Lifetime Real Women – which is a 24-hour cable network with programming focusing on women
Internationally, A+E programming is available in over 150 countries.
During fiscal 2016, A+E acquired an 8% interest in Vice Group Holdings, Inc. (Vice) in exchange for a 49.9% interest in A+E’s H2 channel, which has been rebranded as Viceland and programmed with Vice content. A+E has a 20% interest in Vice. In addition, the Company has an 11% direct ownership interest in Vice.
A+E and Vice's significant cable networks and the number of domestic subscribers by channel as estimated by Nielsen Media Research(1) are as follows:

Estimated Subscribers (in millions)(1)
A+E
A&E	92
HISTORY	93
Lifetime	92
LMN	79
FYI	68
Vice
Viceland	68

(1)	Nielsen Media Research estimates are as of September 2016 and only capture traditional MVPD subscriber counts and do not include digital MVPD subscribers.
BAMTech
In fiscal 2016, the Company acquired a 15% interest in BAMTech, LLC (BAMTech), an entity which holds Major League Baseball’s streaming technology and content delivery businesses, for $450 million. BAMTech is a content management and distribution business and also has a direct-to-consumer business in which it acquires rights and distributes sports programming.
The Company is committed to acquire an additional 18% interest for $557 million in January 2017. In addition, the Company has an option to increase its ownership to 66% by acquiring additional shares at fair market value from Major League Baseball between August 2020 and August 2023.
CTV
ESPN holds a 30% equity interest in CTV Specialty Television, Inc., which owns television networks in Canada, including The Sports Networks (TSN) 1-5, Le Réseau des Sports (RDS), RDS2, RDS Info, ESPN Classic Canada, Discovery Canada and Animal Planet Canada.
Hulu
Hulu aggregates acquired television and film entertainment content and original content produced by Hulu and distributes it digitally to internet-connected devices. Hulu offers a subscription-based service with limited commercials and a subscription-based service with no commercials.

The Company licenses television and film programming to Hulu in the ordinary course of business. The Company defers a portion of its profits from these transactions until Hulu recognizes third-party revenue from the exploitation of the rights. The portion that is deferred reflects our ownership interest in Hulu.
Hulu is owned 30% each by the Company, Twenty-First Century Fox, Inc. and Comcast Corporation. Time Warner, Inc. (TW) holds the remaining 10% interest in the venture, which was acquired from Hulu for $583 million in August 2016. For not more than 36 months from August 2016, TW may put its shares to Hulu or Hulu may call the shares from TW under certain limited circumstances arising from regulatory review. The Company and Twenty-First Century Fox, Inc. have agreed to make a capital contribution for up to approximately $300 million each if required to fund the repurchase of shares from TW.
Seven TV
Seven TV operates an advertising-supported, free-to-air Disney Channel in Russia. During fiscal 2016, the Company reduced its common share ownership in Seven TV from 49% to 20% to comply with Russian regulations that limit foreign ownership of media companies, while maintaining our 49% economic interest in the business.
Competition and Seasonality
The Company’s Media Networks businesses compete for viewers primarily with other television and cable networks, independent television stations and other media, such as online video services and video games. With respect to the sale of advertising time, we compete with other television networks and radio stations, independent television stations, MVPDs and other advertising media such as online and electronic delivery of content, newspapers, magazines and billboards. Our television and radio stations primarily compete for audiences and advertisers in individual market areas.
The growth in the number of networks distributed by MVPDs and growth in number of online services has resulted in increased competitive pressures for advertising revenues for our broadcast and cable networks. The Company’s cable networks also face competition from other cable networks for carriage by MVPDs and face competition from online services. The Company’s contractual agreements with MVPDs are renewed or renegotiated from time to time in the ordinary course of business. Consolidation and other market conditions in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable programming services that are as favorable as those currently in place.
The Company’s Media Networks businesses also compete for the acquisition of sports and other programming. The market for programming is very competitive, particularly for live sports programming.
The Company’s internet websites and digital products compete with other websites and entertainment products.
Advertising revenues at Media Networks are subject to seasonal advertising patterns and changes in viewership levels. Revenues are typically somewhat higher during the fall and somewhat lower during the summer months. Affiliate fees are generally collected ratably throughout the year.
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

▪
Federal statutes permit our television stations in the aggregate to reach a maximum of 39% of the national audience The FCC recently changed how it treats UHF television stations for purposes of determining compliance with the 39% cap and pursuant to the FCC’s revised rules, our eight stations reach approximately 23% of the national audience.

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

•
Cable and satellite carriage of broadcast television stations. With respect to cable systems operating within a television station’s Designated Market Area, FCC rules require that every three years each television station elect either “must carry” status, pursuant to which cable operators generally must carry a local television station in the station’s market, or “retransmission consent” status, pursuant to which the cable operator must negotiate with the television station to obtain the consent of the television station prior to carrying its signal. Under the Satellite Home Viewer Improvement Act and its successors, including most recently the STELA Reauthorization Act (STELAR), which also requires the “must carry” or “retransmission consent” election, satellite carriers are permitted to retransmit a local television station’s signal into its local market with the consent of the local television station. The ABC owned television stations have historically elected retransmission consent. Portions of these satellite laws are set to expire on December 31, 2019.

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
PARKS AND RESORTS
The Company owns and operates the Walt Disney World Resort in Florida; the Disneyland Resort in California; Aulani, a Disney Resort & Spa in Hawaii; the Disney Vacation Club; the Disney Cruise Line; and Adventures by Disney. The Company manages and has effective ownership interests of 81% in Disneyland Paris, 47% in Hong Kong Disneyland Resort and 43% in Shanghai Disney Resort, each of which is consolidated in our financial statements. The Company also licenses our intellectual property to a third party to operate the Tokyo Disney Resort in Japan. The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions as well as resort properties.

The businesses in the Parks and Resorts segment generate revenues from the sale of admissions to theme parks, sales of food, beverage and merchandise, charges for room nights at hotels, sales of cruise and other vacation packages and sales, as well as rentals of vacation club properties. Revenues are also generated from sponsorships and co-branding opportunities, real estate rent and sales, and royalties from Tokyo Disney Resort. Significant costs include labor, infrastructure costs, depreciation, costs of merchandise, food and beverage sold, marketing and sales expense and cost of vacation club units. Infrastructure costs include information systems expense, repairs and maintenance, utilities and fuel, property taxes, insurance and transportation.
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
The Walt Disney World Resort is marketed through a variety of international, national and local advertising and promotional activities. A number of attractions and restaurants in each of the theme parks are sponsored or operated by other corporations through multi-year agreements.
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
Disney’s Hollywood Studios — Disney’s Hollywood Studios consists of seven themed areas: Animation Courtyard, Commissary Lane, Echo Lake, Hollywood Boulevard, Muppets Courtyard, Pixar Place and Sunset Boulevard. The areas provide behind-the-scenes glimpses of Hollywood-style action through various shows and attractions and offer themed food service and merchandise facilities. The park also features Fantasmic!, a nighttime entertainment spectacular, and Star Wars: A Galactic Spectacular. In 2016, the Company began construction on two new themed areas based on the Star Wars and Toy Story franchises.
Disney’s Animal Kingdom — Disney’s Animal Kingdom consists of a 145-foot tall Tree of Life centerpiece surrounded by six themed areas: Africa, Asia, Dinoland U.S.A., Discovery Island, Oasis and Rafiki’s Planet Watch. Each themed area contains attractions, entertainment, restaurants and merchandise shops. The park features more than 300 species of mammals, birds, reptiles and amphibians and 3,000 varieties of vegetation. The Company has a long-term agreement for the exclusive global theme park rights to build AVATAR-themed lands and plans to open Pandora - The World of AVATAR at Disney’s Animal Kingdom in summer 2017.
Hotels and Other Resort Facilities — As of October 1, 2016, the Company owned and operated 18 resort hotels at the Walt Disney World Resort, with approximately 23,000 rooms and 3,000 vacation club units. Resort facilities include 468,000 square feet of conference meeting space and Disney’s Fort Wilderness camping and recreational area, which offers approximately 800 campsites.
The Walt Disney World Resort also hosts Disney Springs, a 127-acre retail, dining and entertainment complex, consisting of four areas: Marketplace, The Landing, Town Center and West Side. The areas are home to more than 150 venues including the 51,000-square-foot World of Disney retail store. Most of the Disney Springs facilities are operated by third parties that pay rent to the Company.
Nine independently-operated hotels with approximately 6,000 rooms are situated on property leased from the Company.
ESPN Wide World of Sports Complex is a 230-acre center that hosts professional caliber training and competitions, festival and tournament events and interactive sports activities. The complex, which welcomes both amateur and professional athletes, accommodates multiple sporting events, including baseball, basketball, football, soccer, softball, tennis and track and field. It also includes a 9,500-seat stadium. The Company plans to build an 8,000-seat indoor sports venue that will host cheer, dance, basketball and volleyball competitions.
Other recreational amenities and activities available at the Walt Disney World Resort include three championship golf courses, miniature golf courses, full-service spas, tennis, sailing, water skiing, swimming, horseback riding and a number of other noncompetitive sports and leisure time activities. The resort also includes two water parks: Disney’s Blizzard Beach and Disney’s Typhoon Lagoon.
Disneyland Resort
The Company owns 486 acres and has the rights under long-term lease for use of an additional 55 acres of land in Anaheim, California. The Disneyland Resort includes two theme parks (Disneyland and Disney California Adventure), three resort hotels and Downtown Disney, a retail, dining and entertainment complex.
The Disneyland Resort is marketed through a variety of international, national and local advertising and promotional activities. A number of the attractions and restaurants in the theme parks are sponsored or operated by other corporations through multi-year agreements.
Disneyland — Disneyland consists of eight themed areas: Adventureland, Critter Country, Fantasyland, Frontierland, Main Street USA, Mickey’s Toontown, New Orleans Square and Tomorrowland. These areas feature themed attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, Disneyland offers daily parades, a nighttime fireworks extravaganza and a nighttime entertainment spectacular, Fantasmic!. In 2016, the Company began construction on a new Star Wars-themed area at Disneyland.
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
Hotels and Other Resort Facilities — Disneyland Resort includes three Company-owned and operated hotels with approximately 2,400 rooms, 50 vacation club units and 180,000 square feet of conference meeting space. The Company plans to build a new 6,800-space parking garage scheduled to open in late 2018.
Downtown Disney, a themed 15-acre, retail, entertainment and dining outdoor complex with approximately 30 venues, is located adjacent to both Disneyland and Disney California Adventure. Most of the Downtown Disney facilities are operated by third parties that pay rent to the Company.
Aulani, a Disney Resort & Spa
Aulani, a Disney Resort & Spa, is a Company operated family resort on a 21-acre oceanfront property on Oahu, Hawaii featuring 351 hotel rooms, an 18,000-square-foot spa and 12,000 square feet of conference meeting space. The resort also has 481 Disney Vacation Club units.
Disneyland Paris
The Company has an 81% effective ownership interest in Disneyland Paris, which is located on a 5,510-acre development in Marne-la-Vallée, approximately 20 miles east of Paris, France. The land is being developed by Disneyland Paris pursuant to a master agreement with French governmental authorities. The Company manages and has a 77% equity interest in Euro Disney S.C.A., a publicly-traded French entity that is the holding company for Euro Disney Associés S.C.A., the primary operating company of Disneyland Paris. The Company also has a direct 18% ownership interest in Euro Disney Associés S.C.A. Disneyland Paris includes two theme parks (Disneyland Park and Walt Disney Studios Park); seven themed resort hotels; two convention centers; a shopping, dining and entertainment complex (Disney Village); and a 27-hole golf facility. Of the 5,510 acres comprising the site, approximately half have been developed to date, including, a planned community development, Val d’Europe. An indirect, wholly-owned subsidiary of the Company is responsible for managing Disneyland Paris and charges royalties and management fees based on the operating performance of the resort. The Company has waived payment of royalties and management fees for the fourth quarter of fiscal 2016 through the third quarter of fiscal 2018.
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
Hotels and Other Facilities — Disneyland Paris operates seven resort hotels, with approximately 5,800 rooms and 210,000 square feet of conference meeting space. In addition, several on-site hotels that are owned and operated by third parties provide approximately 2,700 rooms.
Disney Village is a 500,000-square-foot retail, dining and entertainment complex located between the theme parks and the hotels. A number of the Disney Village facilities are operated by third parties and pay rent to Disneyland Paris.
Val d’Europe is a planned community near Disneyland Paris that is being developed in phases. Val d’Europe currently includes a regional train station, hotels and a town center consisting of a shopping center as well as office, commercial and residential space. Third parties operate these developments on land leased or purchased from Disneyland Paris.
Disneyland Paris along with 50% joint venture partner, Pierre & Vacances-Center Parcs, is developing Villages Nature, a European eco-tourism destination adjacent to the resort, which is targeted to open in 2017.
Disneyland Paris Recapitalization — During calendar 2015, Disneyland Paris completed a €1.0 billion recapitalization through a €0.4 billion equity rights offering and the conversion of €0.6 billion of loans from the Company into equity. The recapitalization process was finalized in November 2015, and the Company’s effective ownership interest increased from 51% to 81% (See Note 6 to the Consolidated Financial Statements).
As of October 1, 2016, Disneyland Paris had €1.1 billion of loans payable to the Company.
Hong Kong Disneyland Resort
The Company owns a 47% interest in Hong Kong Disneyland Resort through Hongkong International Theme Parks Limited, an entity in which the Government of the Hong Kong Special Administrative Region (HKSAR) owns a 53% majority interest. The resort is located on 310 acres on Lantau Island and is in close proximity to the Hong Kong International Airport. Hong Kong Disneyland Resort includes one theme park and two themed resort hotels. A separate Hong Kong subsidiary of the Company is responsible for managing Hong Kong Disneyland Resort. The Company is entitled to receive royalties and management fees based on the operating performance of Hong Kong Disneyland Resort.
Hong Kong Disneyland — Hong Kong Disneyland consists of seven themed areas: Adventureland, Fantasyland, Grizzly Gulch, Main Street USA, Mystic Point, Tomorrowland and Toy Story Land. These areas feature themed attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, there are daily parades and a nighttime fireworks extravaganza, Disney in the Stars. A new themed area based on Marvel’s Iron Man franchise is expected to open in early calendar 2017.
Hotels — Hong Kong Disneyland Resort includes two themed hotels with a total of 1,000 rooms. A third hotel with 750 rooms is under construction and expected to open in 2017.
Shanghai Disney Resort
The Company owns a 43% interest in Shanghai Disney Resort, which opened in June 2016. Shanghai Shendi (Group) Co., Ltd (Shendi), owns a 57% interest. The resort is located in the Pudong district of Shanghai on approximately 1,000 acres of land, which includes the Shanghai Disneyland theme park; two themed resort hotels; a retail, dining and entertainment complex; and an outdoor recreation area. A management company, in which the Company has a 70% interest and Shendi has a 30% interest, is responsible for operating the resort and receives a management fee based on the operating performance of Shanghai Disney Resort. The Company is also entitled to royalties based on the resort’s revenues.
The investment in the resort is funded in accordance with each shareholder’s equity ownership percentage, with approximately 67% from equity contributions and 33% from shareholder loans. As of October 1, 2016, the Company and Shendi have provided loans to Shanghai Disney Resort of $757 million and 6.4 billion yuan ($964 million), respectively.
Shanghai Disneyland — Shanghai Disneyland consists of six themed areas: Adventure Isle, Fantasyland, Gardens of Imagination, Mickey Avenue, Tomorrowland and Treasure Cove. These areas feature themed attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, there are daily parades and a nighttime fireworks spectacular, Ignite the Dream. Construction has begun on a seventh themed area based on the Toy Story franchise, and we expect this new area to open in 2018.

Hotels and Other Facilities - Shanghai Disneyland Resort includes two themed hotels with a total of 1,220 rooms. Disneytown is an 11-acre outdoor complex of dining, shopping and entertainment venues and is located adjacent to Shanghai Disneyland. Most Disneytown facilities are operated by third parties that pay rent to Shanghai Disney Resort.
Tokyo Disney Resort
Tokyo Disney Resort is located on 494 acres of land, six miles east of downtown Tokyo, Japan. The resort includes two theme parks (Tokyo Disneyland and Tokyo DisneySea); four Disney-branded hotels; six independently operated hotels; Ikspiari, a retail, dining and entertainment complex; and Bon Voyage, a Disney-themed merchandise location.
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
Hotels and Other Resort Facilities — Tokyo Disney Resort includes four Disney-branded hotels with a total of more than 2,400 rooms and a monorail, which links the theme parks and resort hotels with Ikspiari.
OLC has announced multi-year development plans for Tokyo Disney Resort, which include the expansion of Fantasyland at Tokyo Disneyland.
Disney Vacation Club
Disney Vacation Club (DVC) offers ownership interests in 13 resort facilities located at the Walt Disney World Resort; Disneyland Resort; Aulani; Vero Beach, Florida; and Hilton Head Island, South Carolina. Available units at each facility are offered for sale under a vacation ownership plan and are operated as hotel rooms when not occupied by vacation club members. The Company’s vacation club units consist of a mix of units ranging from deluxe studios to three-bedroom grand villas. Unit counts in this document are presented in terms of two-bedroom equivalents. DVC had approximately 3,800 vacation club units as of October 1, 2016. The Company is currently constructing its 14th vacation club property, Copper Creek Villas & Cabins at Disney’s Wilderness Lodge at the Walt Disney World Resort.
Disney Cruise Line
Disney Cruise Line is a four-ship vacation cruise line, which operates out of ports in North America and Europe. The Disney Magic and the Disney Wonder are approximately 85,000-ton 877-stateroom ships, and the Disney Dream and the Disney Fantasy are 130,000-ton 1,250-stateroom ships. The ships cater to families, children, teenagers and adults, with distinctly-themed areas and activities for each group. Many cruise vacations include a visit to Disney’s Castaway Cay, a 1,000-acre private Bahamian island. The Company is expanding its cruise business by adding two new ships, one to be delivered in calendar 2021 and the other in 2023. The new ships will be 135,000 tons with 1,250 staterooms.
Adventures by Disney
Adventures by Disney offers all-inclusive guided vacation tour packages predominantly at non-Disney sites around the world. The Company offered 33 different tour packages during 2016.
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
All of the theme parks and the associated resort facilities are operated on a year-round basis. Typically, theme park attendance and resort occupancy fluctuate based on the seasonal nature of vacation travel and leisure activities. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring-holiday periods.
STUDIO ENTERTAINMENT
The Studio Entertainment segment produces and acquires live-action and animated motion pictures, direct-to-video content, musical recordings and live stage plays.
The businesses in the Studio Entertainment segment generate revenue from distribution of films in the theatrical, home entertainment and television markets, stage play ticket sales, distribution of recorded music and licensing of Company intellectual property for use in live entertainment productions. Significant operating expenses include film cost amortization, which consists of production cost and participations and residuals expense amortization, distribution expenses and costs of sales.
The Company distributes films primarily under the Walt Disney Pictures, Pixar, Marvel, Lucasfilm and Touchstone banners.
In August 2009, the Company entered into an agreement with DreamWorks Studios (DreamWorks) to distribute live-action motion pictures produced by DreamWorks for seven years under the Touchstone Pictures banner for which the Company received a distribution fee. In fiscal 2016, the Company entered into an agreement to end the 2009 distribution agreement and acquired all rights, titles, and interests in thirteen previously released DreamWorks films. In exchange, the Company forgave loans and terminated financing previously available to DreamWorks. The Company distributed three DreamWorks films in fiscal 2016.
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
Prior to the Company’s acquisition of Lucasfilm, Lucasfilm produced six Star Wars films (Episodes 1 through 6). Lucasfilm retained the rights to consumer products related to all of those films and the rights related to television and electronic distribution formats for all of those films, with the exception of the rights for Episode 4, which are owned by a third-party studio. All of those films are distributed by a third-party studio in the theatrical and home entertainment markets. The theatrical and home entertainment distribution rights for these films revert back to Lucasfilm in May 2020 with the exception of Episode 4, for which these distribution rights are retained in perpetuity by the third-party studio.
Lucasfilm also includes Industrial Light & Magic and Skywalker Sound, which provide visual and audio effects and other post-production services to the Company and third-party producers.
Theatrical Market
We produce and distribute both live-action films and full-length animated films. In the domestic theatrical market, we generally distribute and market our filmed products directly. In most major international markets, we distribute our filmed products directly while in other markets our films are distributed by independent distribution companies or joint ventures. During fiscal 2017, we expect to release eight of our own produced feature films. Cumulatively through October 1, 2016 the Company has released domestically approximately 1,000 full-length live-action features and 100 full-length animated features.
The Company incurs significant marketing and advertising costs before and throughout the theatrical release of a film in an effort to generate public awareness of the film, to increase the public’s intent to view the film and to help generate consumer interest in the subsequent home entertainment and other ancillary markets. These costs are expensed as incurred. Therefore, we may incur a loss on a film in the theatrical markets, including in periods prior to the theatrical release of the film.

Home Entertainment Market
In the domestic market, we distribute home entertainment releases directly under each of our motion picture banners. In international markets, we distribute home entertainment releases under our motion picture banners both directly and through independent distribution companies. We also produce original content domestically and acquire content internationally for direct-to-video release.
Domestic and international home entertainment distribution typically starts three to six months after the theatrical release in each market. Home entertainment releases are distributed in physical (DVD and Blu-ray) and electronic formats. Electronic formats may be released up to four weeks ahead of the physical release. Physical formats are generally sold to retailers, such as Wal-Mart and Target and electronic formats are sold through e-tailers, such as Apple and Amazon. Titles are also sold to physical rental services, such as Netflix. However, distribution by physical rental services may be delayed up to 28 days after the start of home entertainment distribution.
As of October 1, 2016, we had approximately 1,400 active produced and acquired titles, including 1,000 live-action titles and 400 animated titles, in the domestic home entertainment marketplace and approximately 2,200 active produced and acquired titles, including 1,600 live-action titles and 600 animated titles, in the international marketplace.
Television Market
In the television market, we license our films to cable and broadcast networks, television stations and other service providers, which may provide the content to viewers on televisions or a variety of internet-connected devices.
Video-on-Demand (VOD) — Concurrently with physical home entertainment distribution, we license titles to VOD service providers for electronic delivery to consumers for a specified rental period.
Pay Television (Pay 1) — In the U.S., there are two or three pay television windows. The first window is generally eighteen months in duration and follows the VOD window. The Company has licensed exclusive domestic pay television rights to Netflix, which operates a subscription video on demand (SVOD) service, for all films released theatrically during calendar years 2016 through 2018, with the exception of DreamWorks films. Most films released theatrically prior to calendar year 2016 have been licensed to the Starz pay television service. DreamWorks titles that are distributed by the Company are licensed to Showtime under a separate agreement.
Free Television (Free 1) — The Pay 1 window is followed by a television window that may last up to 84 months. Motion pictures are usually sold in the Free 1 window to basic cable networks.
Pay Television 2 (Pay 2) and Free Television 2 (Free 2) — In the U.S., Free 1 is generally followed by a twelve-month to nineteen-month Pay 2 window under our license arrangements with Netflix, Starz and Showtime. The Pay 2 window is followed by a Free 2 window, whereby films are licensed to basic cable networks, SVOD services and to television station groups.
Pay Television 3 (Pay 3) and Free Television 3 (Free 3) — In the U.S., Free 2 is sometimes followed by a seven-month Pay 3 window, and then by a Free 3 window. In the Free 3 window, films are licensed to basic cable networks, SVOD services and to television station groups.
International Television — The Company also licenses its films outside of the U.S. The typical windowing sequence is consistent with the domestic cycle such that titles premiere on VOD services and then on pay TV or SVOD services before airing in free TV. Windowing strategies are developed in response to local market practices and conditions, and the exact sequence and length of each window can vary country by country.
Disney Music Group
The Disney Music Group (DMG) commissions new music for the Company’s motion pictures and television programs and develops, produces, markets and distributes recorded music worldwide either directly or through license agreements. DMG also licenses the songs and recording copyrights to others for printed music, records, audio-visual devices, public performances and digital distribution and produces live musical concerts. DMG includes Walt Disney Records, Hollywood Records, Disney Music Publishing and Buena Vista Concerts.

Disney Theatrical Group
Disney Theatrical Group develops, produces and licenses live entertainment events on Broadway and around the world, including The Lion King, Aladdin, Newsies, Mary Poppins (a co-production with Cameron Mackintosh Ltd), Beauty and the Beast, Elton John & Tim Rice’s Aida, TARZAN® and The Little Mermaid.
Disney Theatrical Group also licenses the Company’s intellectual property to Feld Entertainment, the producer of Disney On Ice and Marvel Universe Live!.
Competition and Seasonality
The Studio Entertainment businesses compete with all forms of entertainment. A significant number of companies produce and/or distribute theatrical and television films, exploit products in the home entertainment market, provide pay television and SVOD programming services, produce music and sponsor live theater. We also compete to obtain creative and performing talents, story properties, advertiser support and broadcast rights that are essential to the success of our Studio Entertainment businesses.
The success of Studio Entertainment operations is heavily dependent upon public taste and preferences. In addition, Studio Entertainment operating results fluctuate due to the timing and performance of releases in the theatrical, home entertainment and television markets. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods.
CONSUMER PRODUCTS & INTERACTIVE MEDIA
The Consumer Products & Interactive Media segment licenses the Company’s trade names, characters and visual and literary properties to various manufacturers, game developers, publishers and retailers throughout the world. We also develop and publish games, primarily for mobile platforms, and books, magazines and comic books. The segment also distributes branded merchandise directly through retail, online and wholesale businesses. These activities are performed through our Merchandise Licensing, Retail, Games and Publishing businesses. In addition, the segment’s operations include website management and design, primarily for other Company businesses, and the development and distribution of online video content.
The Consumer Products & Interactive Media segment generates revenue primarily from:

•	licensing characters and content from our film, television and other properties to third parties for use on consumer merchandise, published materials and in multi-platform games;

•	selling merchandise through our retail stores, internet shopping sites and wholesale business;

•	sales of games through app distributors and online and through consumers’ in-game purchases;

•	wholesale sales of self-published children’s books and magazines and comic books;

•	charging tuition at English language learning centers in China; and

•	advertising through the distribution of online video content.
Significant costs include costs of goods sold and distribution expenses, operating labor and retail occupancy costs, product development and marketing.
Merchandise Licensing
The Company’s merchandise licensing operations cover a diverse range of product categories, the most significant of which are: toys, apparel, home décor and furnishings, accessories, stationery, food, health and beauty, footwear and consumer electronics. The Company licenses characters from its film, television and other properties for use on third-party products in these categories and earns royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the products. Some of the major properties licensed by the Company include: Star Wars, Mickey and Minnie, Frozen, Avengers, Disney Princess, Disney Channel characters, Spider-Man, Cars, Finding Dory/Finding Nemo, Winnie the Pooh and Disney Classics.
Retail
The Company markets Disney-, Marvel- and Lucasfilm-themed products through retail stores operated under the Disney Store name and through internet sites in North America (DisneyStore.com and MarvelStore.com), Western Europe, Japan and

China. The stores are generally located in leading shopping malls and other retail complexes. The Company currently owns and operates 223 stores in North America, 78 stores in Europe, 48 stores in Japan and one store in China. The Company also offers retailers merchandise under wholesale arrangements.
Games
The Company licenses properties to third-party game developers. We also develop and publish games, primarily for play on internet-connected devices, and which are available to consumers to download from third-party distributors or play online.
Publishing
The Company creates, distributes, licenses and publishes children’s books, comic books and graphic novel collections of comic books, magazine and learning products in print and digital formats, and storytelling apps in multiple countries and languages based on the Company’s branded franchises. Disney English develops and delivers an English language learning curriculum for Chinese children using Disney content in 27 learning centers in eight cities across China.
Other Content
The Company’s operations include Maker Studios, a leading network and developer of online video content distributed primarily on YouTube and other digital platforms. Revenues and costs generated by Maker Studios have been allocated primarily to the Media Networks and Studio Entertainment segments. The Company also licenses Disney properties and content to mobile phone carriers in Japan. In addition, the Company develops, publishes and distributes interactive family content through Disney.com, Disney on YouTube, Babble.com and various Disney-branded apps.
Competition and Seasonality
The Consumer Products & Interactive Media businesses compete with other licensors, retailers and publishers of character, brand and celebrity names, as well as other licensors, publishers and developers of game software, online video content, internet websites, other types of home entertainment and retailers of toys and kids merchandise. Operating results are influenced by seasonal consumer purchasing behavior, consumer preferences, levels of marketing and promotion and by the timing and performance of theatrical and game releases and cable programming broadcasts.
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
A decline in economic activity in the U.S. and other regions of the world in which we do business can adversely affect demand for any of our businesses, thus reducing our revenue and earnings. Past declines in economic conditions reduced spending at our parks and resorts, purchase of and prices for advertising on our broadcast and cable networks and owned stations, performance of our home entertainment releases, and purchases of Company-branded consumer products, and similar impacts can be expected should such conditions recur. A decline in economic conditions could also reduce attendance at our parks and resorts, prices that MVPDs pay for our cable programming or subscription levels for our cable programming. Recent instability in non-U.S. economies has had some of these and similar impacts on some of our domestic and overseas operations. Economic conditions can also impair the ability of those with whom we do business to satisfy their obligations to us. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs. Changes in exchange rates for foreign currencies may reduce international demand for our products or increase our labor or supply costs in non-U.S. markets, and recent changes have reduced the U.S. dollar value of revenue we receive and expect to receive from other markets. Economic or political conditions in a country could also reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.
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
The media entertainment and internet businesses in which we participate increasingly depend on our ability to successfully adapt to shifting patterns of content consumption through the adoption and exploitation of new technologies. New technologies affect the demand for our products, the manner in which our products are distributed to consumers, the sources and nature of competing content offerings, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired audiences. This trend has impacted the business model for certain traditional forms of distribution, as evidenced by the industry-wide decline in ratings for broadcast television, the reduction in demand for home entertainment sales of theatrical content, the development of alternative distribution channels for broadcast and cable programming and declines in subscriber levels across the industry, including for a number of our networks. In order to respond to these developments, we regularly consider and from time to time implement changes to our business models and there can be no assurance that we will successfully respond to these changes, that we will not experience disruption as we respond to the changes, or that the business models we develop will be as profitable as our current business models. As a result, the income from our entertainment offerings may decline or increase at slower rates than our historical experience or our expectations when we make investments in products.

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
The unauthorized use of our intellectual property may increase the cost of protecting rights in our intellectual property or reduce our revenues. New technologies such as the convergence of computing, communication, and entertainment devices, the falling prices of devices incorporating such technologies, increased broadband internet speed and penetration and increased availability and speed of mobile data transmission have made the unauthorized digital copying and distribution of our films, television productions and other creative works easier and faster and enforcement of intellectual property rights more challenging. The unauthorized use of intellectual property in the entertainment industry generally continues to be a significant challenge for intellectual property rights holders. Inadequate laws or weak enforcement mechanisms to protect intellectual property in one country can adversely affect the results of the Company’s operations worldwide, despite the Company’s efforts to protect its intellectual property rights. These developments require us to devote substantial resources to protecting our intellectual property against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed distribution of our content.
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
Demand for our products and services, particularly our theme parks and resorts, is highly dependent on the general environment for travel and tourism. The environment for travel and tourism, as well as demand for other entertainment products, can be significantly adversely affected in the U.S., globally or in specific regions as a result of a variety of factors beyond our control, including: adverse weather conditions arising from short-term weather patterns or long-term change, catastrophic events or natural disasters (such as excessive heat or rain, hurricanes, typhoons, floods, tsunamis and earthquakes); health concerns; international, political or military developments; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs and computer virus attacks, intrusions or other widespread computing or telecommunications failures, may also damage our ability to provide our products and services or to obtain insurance coverage with respect to these events. In addition, we derive royalties from the sales of our licensed goods and services by third parties and the management of businesses operated under brands licensed from the Company, and we are therefore dependent on the successes of those third parties for that portion of our revenue. A wide variety of factors could influence the success of those third parties and if negative factors significantly impacted a sufficient number of our licensees, the profitability of one or more of our businesses could be adversely affected. We obtain insurance against the risk of losses relating to some of these events, generally including physical damage to our property and resulting business interruption, certain injuries occurring on our property and some liabilities for alleged breach of legal responsibilities. When insurance is obtained it is subject to deductibles, exclusions, terms, conditions and limits of liability. The types and levels of coverage we obtain vary from time to time depending on our view of the likelihood of specific types and levels of loss in relation to the cost of obtaining coverage for such types and levels of loss.
Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.
As changes in our business environment occur we may adjust our business strategies to meet these changes or we may otherwise decide to restructure our operations or particular businesses or assets. In addition, external events including changing technology, changing consumer patterns, acceptance of our theatrical offerings and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. We also make investments in existing or new businesses, including investments in international expansion of our business and in new business lines. In recent years, such investments have included expansion and renovation of certain of our theme park attractions and investment in Shanghai Disney Resort. Some of these investments may have short-term returns that are negative or low and the ultimate business prospects of the businesses may be uncertain. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring.
Turmoil in the financial markets could increase our cost of borrowing and impede access to or increase the cost of financing our operations and investments.
Past disruptions in the U.S. and global credit and equity markets made it difficult for many businesses to obtain financing on acceptable terms. These conditions tended to increase the cost of borrowing and if they recur, our cost of borrowing could increase and it may be more difficult to obtain financing for our operations or investments. In addition, our borrowing costs can be affected by short- and long-term debt ratings assigned by independent rating agencies that are based, in part, on the Company’s performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. Past disruptions in the global financial markets also impacted some of the financial institutions with which we do business. A similar decline in the financial stability of financial institutions could affect our ability to secure credit-worthy counterparties for our interest rate and foreign currency hedging programs, could affect our ability to settle existing contracts and could also affect the ability of our business customers to obtain financing and thereby to satisfy their obligations to us.
Increased competitive pressures may reduce our revenues or increase our costs.
We face substantial competition in each of our businesses from alternative providers of the products and services we offer and from other forms of entertainment, lodging, tourism and recreational activities. We also must compete to obtain human resources, programming and other resources we require in operating our business. For example:

•
Our broadcast and cable networks, stations and online offerings compete for viewers with other broadcast, cable and satellite services as well as with home entertainment products, new sources of broadband and mobile delivered content and internet usage.

•
Our broadcast and cable networks and stations compete for the sale of advertising time with other broadcast, cable and satellite services, and internet and mobile delivered content, as well as with newspapers, magazines, billboards and radio stations.

•	Our cable networks compete for carriage of their programming with other programming providers.

•
Our studio operations, broadcast and cable networks compete to obtain creative and performing talent, sports and other programming, story properties, advertiser support and market share with other studio operations, broadcast and cable networks and new sources of broadband delivered content.

•	Our theme parks and resorts compete for guests with all other forms of entertainment, lodging, tourism and recreation activities.

•	Our studio operations compete for customers with all other forms of entertainment.

•	Our Consumer Products & Interactive Media segment competes with other licensors, publishers and retailers of character, brand and celebrity names.

•	Our interactive media operations compete with other licensors and publishers of console, online and mobile games and other types of home entertainment.

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
With approximately 195,000 employees, our profitability is substantially affected by costs of pension benefits and current and postretirement medical benefits. We may experience significant increases in these costs as a result of macro-economic factors, which are beyond our control, including increases in the cost of health care. In addition, changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. These macroeconomic factors as well as a decline in the fair value of pension and postretirement medical plan assets may put upward pressure on the cost of providing pension and postretirement medical benefits and may increase future funding requirements. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.
Our results may be adversely affected if long-term programming or carriage contracts are not renewed on sufficiently favorable terms.
We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sporting events and other programs, and contracts for the distribution of our programming to content distributors. As these contracts expire, we must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose programming rights or distribution rights. Even if these contracts are renewed, the cost of obtaining programming rights may increase (or increase at faster rates than our historical experience) or programming distributors, facing pressures resulting from increased subscription fees and alternative distribution challenges, may demand terms (including pricing and the breadth of distribution) that reduce our revenue from distribution of programs (or increase revenue at slower rates than our historical experience). Moreover, our ability to renew these contracts on favorable terms may be affected by recent consolidation in the market for program distribution. With respect to the acquisition of programming rights, particularly sports programming rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, subscription levels and rates for programming, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.
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
Our operations in non-U.S. jurisdictions are in many cases subject to the laws of the jurisdictions in which they operate rather than U.S. law. Laws in some jurisdictions differ in significant respects from those in the U.S. These differences can affect our ability to react to changes in our business, and our rights or ability to enforce rights may be different than would be expected under U.S. law. Moreover, enforcement of laws in some overseas jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. In addition, the business and political climate in some jurisdictions may encourage corruption, which could reduce our ability to compete successfully in those jurisdictions while remaining in compliance with local laws or United States anti-corruption laws applicable to our businesses. As a result, our ability to generate revenue and our expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. law governed these operations.
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

•
Revenues in our Consumer Products & Interactive Media segments are influenced by seasonal consumer purchasing behavior, which generally results in higher revenues during the Company’s first fiscal quarter, and by the timing and performance of theatrical and game releases and cable programming broadcasts.

Accordingly, if a short-term negative impact on our business occurs during a time of high seasonal demand (such as hurricane damage to our parks during the summer travel season), the effect could have a disproportionate effect on the results of that business for the year.

ITEM 1B.	Unresolved Staff Comments
The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2016 fiscal year and that remain unresolved.

ITEM 2.	Properties
The Walt Disney World Resort, Disneyland Resort and other properties of the Company and its subsidiaries are described in Item 1 under the caption Parks and Resorts. Film library properties are described in Item 1 under the caption Studio Entertainment. Television stations owned by the Company are described in Item 1 under the caption Media Networks. Retail store locations leased by the Company are described in Item 1 under the caption Consumer Products & Interactive Media.
The Company and its subsidiaries own and lease properties throughout the world. In addition to the properties noted above, the table below provides a brief description of other significant properties and the related business segment.

Location	Property / Approximate Size	Use	Business Segment(1)
Burbank, CA & surrounding cities(2)	Land (201 acres) & Buildings (4,725,000 ft2)	Owned Office/Production/Warehouse (includes 255,000 ft2 sublet to third-party tenants)	Corp/Studio/Media/ CPIM/P&R

Burbank, CA & surrounding cities(2)	Buildings (1,556,000 ft2)	Leased Office/Warehouse	Corp/Studio/Media/CPIM/P&R

Los Angeles, CA	Land (22 acres) & Buildings (600,000 ft2)	Owned Office/Production/Technical	Media/Studio

Los Angeles, CA	Buildings (519,000 ft2)	Leased Office/Production/Technical/Theater	Media/Studio

New York, NY	Land (5 acres) & Buildings (1,418,000 ft2)	Owned Office/Production/Technical	Media/Corp

New York, NY	Buildings (250,000 ft2)	Leased Office/Production/Theater/Warehouse (includes 14,000 ft2 sublet to third-party tenants)	Corp/Studio/Media/CPIM

Bristol, CT	Land (117 acres) & Buildings (1,174,000 ft2)	Owned Office/Production/Technical	Media

Bristol, CT	Buildings (512,000 ft2)	Leased Office/Warehouse/Technical	Media

Emeryville, CA	Land (20 acres) & Buildings (430,000 ft2)	Owned Office/Production/Technical	Studio

Emeryville, CA	Buildings (88,000 ft2)	Leased Office/Storage	Studio

San Francisco, CA	Buildings (741,000 ft2)	Leased Office/Production/Technical/Theater (includes 64,000 ft2 sublet to third-party tenants)	Corp/Studio/Media/ CPIM/P&R

USA & Canada	Land and Buildings (Multiple sites and sizes)	Owned and Leased Office/ Production/Transmitter/Theaters/Warehouse	Corp/Studio/Media/ CPIM/P&R

Hammersmith, England	Building (279,500 ft2)	Leased Office	Corp/Studio/Media/ CPIM/P&R

Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Leased Office/Warehouse/Retail	Corp/Studio/Media/ CPIM/P&R

(1)	Corp – Corporate, CPIM – Consumer Products & Interactive Media, P&R – Parks and Resorts

(2)	Surrounding cities include Glendale, CA, North Hollywood, CA and Sun Valley, CA

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
At October 1, 2016, the executive officers of the Company were as follows:

Name	Age	Title	Executive Officer Since
Robert A. Iger	65	Chairman and Chief Executive Officer(1)	2000
Alan N. Braverman	68	Senior Executive Vice President, General Counsel and Secretary	2003
Kevin A. Mayer	54	Senior Executive Vice President and Chief Strategy Officer(2)	2005
Christine M. McCarthy	61	Senior Executive Vice President and Chief Financial Officer(3)	2005
M. Jayne Parker	55	Executive Vice President and Chief Human Resources Officer	2009

(1)	Mr. Iger was appointed Chairman of the Board and Chief Executive Officer effective March 13, 2012. He was President and Chief Executive Officer from October 2, 2005 through that date.

(2)
Mr. Mayer was appointed Senior Executive Vice President and Chief Strategy Officer effective June 30, 2015. He was previously Executive Vice President, Corporate Strategy and Business Development of the Company from 2005 to 2015.

(3)
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

	Sales Price
	High	Low
2016
4th Quarter	$100.80	$91.19
3rd Quarter	106.75	94.00
2nd Quarter	103.43	86.25
1st Quarter	120.65	102.61
2015
4th Quarter	$122.08	$90.00
3rd Quarter	115.28	104.25
2nd Quarter	108.94	90.06
1st Quarter	95.31	78.54
On June 24, 2015, the Company declared a $0.66 per share dividend ($1.1 billion) for the first half of fiscal 2015 for shareholders of record on July 6, 2015, which was paid on July 29, 2015. On December 2, 2015, the Company declared a $0.71 per share dividend ($1.2 billion) for the second half of fiscal 2015 for shareholders of record on December 14, 2015, which was paid on January 11, 2016.
On June 29, 2016, the Company declared a $0.71 per share dividend ($1.1 billion) for the first half of fiscal 2016 for shareholders of record on July 11, 2016, which was paid on July 28, 2016. The Board of Directors has not declared a dividend related to the second half of fiscal 2016 as of the date of this report.
As of October 1, 2016, the approximate number of common shareholders of record was 890,200.
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended October 1, 2016:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 3, 2016 – July 31, 2016	4,864,650	$98.59	4,840,000	293 million
August 1, 2016 – August 31, 2016	6,654,889	96.24	6,423,739	287 million
September 1, 2016 – October 1, 2016	5,336,204	93.44	5,305,000	282 million
Total	16,855,743	96.03	16,568,739	282 million

(1)
287,004 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)
Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On January 30, 2015, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 6. Selected Financial Data
(in millions, except per share data)

	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012 (5)
Statements of income
Revenues	$55,632	$52,465	$48,813	$45,041	$42,278
Net income	9,790	8,852	8,004	6,636	6,173
Net income attributable to Disney	9,391	8,382	7,501	6,136	5,682
Per common share
Earnings attributable to Disney
Diluted	$5.73	$4.90	$4.26	$3.38	$3.13
Basic	5.76	4.95	4.31	3.42	3.17
Dividends (6)	1.42	1.81	0.86	0.75	0.60
Balance sheets
Total assets	$92,033	$88,182	$84,141	$81,197	$74,863
Long-term obligations	24,189	19,142	18,573	17,293	17,841
Disney shareholders’ equity	43,265	44,525	44,958	45,429	39,759
Statements of cash flows
Cash provided (used) by:
Operating activities	$13,213	$10,909	$9,780	$9,452	$7,966
Investing activities	(5,758)	(4,245)	(3,345)	(4,676)	(4,759)
Financing activities	(6,991)	(5,514)	(6,710)	(4,214)	(2,985)

(1)
The fiscal 2016 results include the Company’s share of a net gain recognized by A+E in connection with an acquisition of an interest in Vice ($0.13 per diluted share) (see Note 3 to the Consolidated Financial Statements), restructuring and impairment charges ($0.07 per diluted share) and a charge in connection with the discontinuation of our Infinity console game business ($0.05 per diluted share). These items collectively resulted in a net benefit of $0.01 per diluted share.

(2)
The fiscal 2015 results include the write-off of a deferred tax asset as a result of the Disneyland Paris recapitalization ($0.23 per diluted share) (see Note 6 to the Consolidated Financial Statements) and restructuring and impairment charges ($0.02 per diluted share), which collectively resulted in a net adverse impact of $0.25 per diluted share.

(3)
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

(4)
During fiscal 2013, the Company completed a $4.1 billion cash and stock acquisition of Lucasfilm Ltd. LLC. In addition, results for the year include a charge related to the Celador litigation ($0.11 per diluted share), restructuring and impairment charges ($0.07 per diluted share), a charge related to an equity redemption by Hulu ($0.02 per diluted share), favorable tax adjustments related to an increase in the amount of prior-year foreign earnings considered to be indefinitely reinvested outside of the United States and favorable tax adjustments related to pre-tax earnings of prior years ($0.12 per diluted share) and gains in connection with the sale of our equity interest in ESPN STAR Sports and certain businesses ($0.08 per diluted share). These items collectively resulted in a net adverse impact of $0.01 per diluted share.

(5)
The fiscal 2012 results include a non-cash gain in connection with the acquisition of a controlling interest in UTV ($0.06 per diluted share), a recovery of a previously written-off receivable from Lehman Brothers ($0.03 per diluted share), restructuring and impairment charges ($0.03 per diluted share) and costs related to refinancing Disneyland Paris debt (rounded to $0.00 per diluted share). These items collectively resulted in a net benefit of $0.06 per diluted share.

(6)
In fiscal 2015, the Company began paying dividends on a semiannual basis. Accordingly, fiscal 2015 includes dividend payments related to fiscal 2014 and the first half of fiscal 2015 (see Note 11 to the Consolidated Financial Statements).

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED RESULTS
(in millions, except per share data)

				% Change Better/(Worse)
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues:
Services	$47,130	$43,894	$40,246	7%	9%
Products	8,502	8,571	8,567	(1)%	—%
Total revenues	55,632	52,465	48,813	6%	7%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(24,653)	(23,191)	(21,356)	(6)%	(9)%
Cost of products (exclusive of depreciation and amortization)	(5,340)	(5,173)	(5,064)	(3)%	(2)%
Selling, general, administrative and other	(8,754)	(8,523)	(8,565)	(3)%	—%
Depreciation and amortization	(2,527)	(2,354)	(2,288)	(7)%	(3)%
Total costs and expenses	(41,274)	(39,241)	(37,273)	(5)%	(5)%
Restructuring and impairment charges	(156)	(53)	(140)	>(100)%	62%
Other expense, net	—	—	(31)	nm	100%
Interest income/(expense), net	(260)	(117)	23	>(100)%	nm
Equity in the income of investees	926	814	854	14%	(5)%
Income before income taxes	14,868	13,868	12,246	7%	13%
Income taxes	(5,078)	(5,016)	(4,242)	(1)%	(18)%
Net income	9,790	8,852	8,004	11%	11%
Less: Net income attributable to noncontrolling interests	(399)	(470)	(503)	15%	7%
Net income attributable to The Walt Disney Company (Disney)	$9,391	$8,382	$7,501	12%	12%
Earnings per share attributable to Disney:
Diluted	$5.73	$4.90	$4.26	17%	15%
Basic	$5.76	$4.95	$4.31	16%	15%

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,639	1,709	1,759
Basic	1,629	1,694	1,740

Organization of Information
Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Consolidated Results and Non-Segment Items

•	Business Segment Results — 2016 vs. 2015

•	Business Segment Results — 2015 vs. 2014

•	Corporate and Unallocated Shared Expenses

•	Pension and Postretirement Medical Benefit Costs

•	Liquidity and Capital Resources

•	Contractual Obligations, Commitments and Off Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Forward-Looking Statements
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
2016 vs. 2015
Revenues for fiscal 2016 increased 6%, or $3.2 billion, to $55.6 billion; net income attributable to Disney increased 12%, or $1.0 billion, to $9.4 billion; and diluted earnings per share attributable to Disney (EPS) for the year increased 17%, or $0.83 to $5.73. The EPS increase in fiscal 2016 was due to segment operating income growth driven by Studio Entertainment, Parks and Resorts and Consumer Products & Interactive Media, a decrease in weighted average shares outstanding as a result of our share repurchase program, a decrease in our effective income tax rate, which reflected a deferred tax asset write-off in the prior year, and the benefit of the Vice Gain (See Note 3 to the Consolidated Financial Statements). These increases were partially offset by higher net interest expense, the Infinity Charge (see Note 1 to the Consolidated Financial Statements) and higher restructuring and impairment charges in the current year. Segment operating results benefited from growth in services, partially offset by the impact of foreign currency translation due to the movement of the U.S. dollar against major currencies including the impact of our hedging program (FX Impact).
Fiscal 2016 included fifty-two weeks of operations, while fiscal 2015 results included the benefit from a fifty-third week of operations (Fiscal Period Impact) due to the timing of our fiscal period end. The estimated EPS impact of the additional week of operations in the prior year was approximately $0.13 and the majority of the impact was at our cable networks business, followed by our parks and resorts and, to a lesser extent, consumer products businesses.
Revenues
Service revenues for fiscal 2016 increased 7%, or $3.2 billion, to $47.1 billion, due to higher theatrical distribution revenues. The increase in service revenue was also driven by higher merchandise and game licensing revenue, average guest spending and attendance growth at our domestic parks and resorts, higher affiliate fees, growth in TV/ subscription video on demand (SVOD), revenues from the opening of Shanghai Disney Resort, growth in digital distribution of film content and higher advertising revenue. These increases were partially offset by lower attendance at Disneyland Paris. Service revenue growth reflected an approximate 1 percentage point decrease due to an unfavorable FX Impact.
Product revenues for fiscal 2016 decreased 1%, or $69 million, to $8.5 billion, due to the discontinuation of the Infinity business and lower retail store volumes, partially offset by higher average guest spending at our domestic parks and resorts, higher net effective pricing at home entertainment and revenues from the opening of Shanghai Disney Resort. Lower product revenue reflected an approximate 1 percentage point decline due to an unfavorable FX Impact.
Costs and expenses
Cost of services for fiscal 2016 increased 6%, or $1.5 billion, to $24.7 billion, due to higher film cost amortization and distribution expense, increased media programming and production costs, the impact of the opening of Shanghai Disney Resort and cost inflation and higher infrastructure and labor costs at our domestic parks and resorts. These increases were partially offset by efficiency initiatives at our domestic parks and resorts. Cost of services reflected an approximate 1 percentage point benefit due to a favorable FX Impact.

Cost of products for fiscal 2016 increased 3%, or $167 million, to $5.3 billion, due to the Infinity Charge, higher guest spending and cost inflation at our domestic parks and resorts and higher film cost amortization due to home entertainment revenue growth, partially offset by lower costs from the discontinuation of the Infinity business.
Selling, general, administrative and other costs for the fiscal year increased 3%, or $231 million, to $8.8 billion, driven by increased marketing costs at our Studio Entertainment segment, partially offset by lower marketing spend at our Media Networks segment. Selling, general, administrative and other costs reflected an approximate 1 percentage point benefit due to a favorable FX Impact.
Depreciation and amortization costs increased 7%, or $173 million, to $2.5 billion due to the opening of Shanghai Disney Resort and depreciation of new attractions at our domestic parks and resorts.
Restructuring and Impairment Charges
The Company recorded $156 million and $53 million of restructuring and impairment charges in fiscal years 2016 and 2015, respectively. Charges in fiscal 2016 were due to asset impairments and severance and contract termination costs. Charges in fiscal 2015 were primarily due to a contract termination and severance costs.
Interest Income/(Expense), net
Interest income/(expense), net is as follows:

(in millions)	2016	2015	% Change Better/(Worse)
Interest expense	$(354)	$(265)	(34)%
Interest and investment income	94	148	(36)%
Interest income/(expense), net	$(260)	$(117)	>(100)%
The increase in interest expense was due to higher average debt balances and an increase in our effective interest rate, partially offset by higher capitalized interest.
The decrease in interest and investment income was due to lower gains on sales of publicly traded investments.
Equity in the Income of Investees
Equity in the income of investees increased 14% or $112 million, to $0.9 billion due to the $332 million Vice Gain (See Note 3 to the Consolidated Financial Statements). The benefit of the Vice Gain was partially offset by a higher loss at Hulu and lower operating results at A+E. The increased equity loss at Hulu was due to higher programming, marketing and labor costs, partially offset by growth in subscription and advertising revenues. The decrease at A+E was due to lower advertising revenue and the impact of the conversion of the H2 channel to Viceland.
Effective Income Tax Rate

	2016	2015	Change Better/(Worse)
Effective income tax rate	34.2%	36.2%	2.0	ppt
The decrease in the effective income tax rate was primarily due to a write-off of a $399 million deferred income tax asset in the prior year as a result of the increase in the Company’s ownership of Euro Disney S.C.A. in connection with the Disneyland Paris recapitalization (Disneyland Paris Tax Asset Write-off) (See Notes 6 and 9 to the Consolidated Financial Statements for further discussion). This decrease was partially offset by an increase in foreign losses for which we are not recognizing a tax benefit.
Noncontrolling Interests
Net income attributable to noncontrolling interests for the year decreased $71 million to $399 million due to higher pre-opening expenses at Shanghai Disney Resort and a decrease related to Disneyland Paris, partially offset by higher results at ESPN. The decrease related to Disneyland Paris was driven by lower results, partially offset by the impact of an increase in the Company’s ownership interest.

Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes.
2015 vs. 2014
Revenues for fiscal 2015 increased 7%, or $3.7 billion, to $52.5 billion; net income attributable to Disney increased 12%, or $881 million, to $8.4 billion; and EPS for the year increased 15%, or $0.64 to $4.90. The EPS increase in fiscal 2015 reflected growth at all our operating segments and a decrease in the weighted average shares outstanding as a result of our share repurchase program, partially offset by the Disneyland Paris Tax Asset Write-off and lower investment gains. Results for fiscal 2015 also include the benefit of a favorable Fiscal Period Impact.
Revenues
Service revenues for fiscal 2015 increased 9%, or $3.7 billion, to $43.9 billion, primarily due to higher affiliate fees, volume growth and higher average guest spending at our domestic parks and resorts, higher SVOD sales of our television and film properties, an increase in merchandise licensing and advertising revenue growth. Service revenue growth reflected an approximate 2 percentage point decrease due to an unfavorable FX Impact.
Product revenues for fiscal 2015 were comparable to fiscal 2014 as higher food, beverage and merchandise volumes and average guest spending at our domestic parks and resorts and increased revenues at our retail business were offset by lower worldwide home entertainment and console game volumes. Product revenue growth reflected an approximate 2 percentage point decrease due to an unfavorable FX Impact.
Costs and expenses
Cost of services for fiscal 2015 increased 9%, or $1.8 billion, to $23.2 billion primarily due to higher sports programming costs and inflation and operations support cost growth at our domestic parks and resorts. Cost of services reflected an approximate 1 percentage point benefit due to a favorable FX Impact.
Cost of products for fiscal 2015 increased 2%, or $109 million, to $5.2 billion, driven by volume growth at domestic parks and resorts and our retail business and inflation at our domestic parks and resorts. These increases were partially offset by lower home entertainment and console game unit sales. Cost of products reflected an approximate 2 percentage point benefit due to a favorable FX Impact.
Selling, general, administrative and other costs in fiscal 2015 were comparable to fiscal 2014 as higher labor costs driven by the ABC Television Network, ESPN and Corporate and higher information technology costs at domestic parks and resorts were offset by lower marketing costs and a favorable FX Impact. The decrease in marketing costs was due to lower spending for theatrical and home entertainment marketing, partially offset by increases at ABC, ESPN and our merchandise licensing business.
Depreciation and amortization costs increased 3%, or $66 million, to $2.4 billion, driven by new theme park attractions and, to a lesser extent, new broadcast facilities and equipment. Depreciation and amortization costs reflected an approximate 2 percentage point benefit due to a favorable FX Impact.
Restructuring and Impairment Charges
The Company recorded $53 million and $140 million of restructuring and impairment charges in fiscal years 2015 and 2014, respectively. Charges in fiscal 2015 were primarily due to a contract termination and severance. Charges in fiscal 2014 were primarily due to severance costs across various of our segments and radio FCC license impairments, which were determined in connection with a plan to sell Radio Disney stations.
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
The decrease in interest expense was due to higher capitalized interest driven by the continued development of the Shanghai Disney Resort and lower average debt balances, partially offset by an unfavorable Fiscal Period Impact and higher effective interest rates.
The decrease in interest and investment income was due to lower gains on sales of investments and income on late payments recognized in fiscal 2014 in connection with the settlement of an affiliate contract dispute.
Equity in the Income of Investees
Equity in the income of investees decreased 5%, or $40 million, to $0.8 billion primarily due to a decrease at Hulu, partially offset by an increase at A+E.
Effective Income Tax Rate

	2015	2014	Change Better/(Worse)
Effective income tax rate	36.2%	34.6%	(1.6)	ppt
The increase in the effective income tax rate was primarily due to the Disneyland Paris Tax Asset Write-off. This increase was partially offset by a benefit from an increase in earnings from foreign operations indefinitely reinvested outside the United States, which are subject to tax rates lower than the federal statutory income tax rate.
Noncontrolling Interests
Net income attributable to noncontrolling interests for fiscal 2015 decreased $33 million to $470 million due to lower operating results at Hong Kong Disneyland Resort and higher pre-opening expenses at Shanghai Disney Resort, partially offset by an increase related to Disneyland Paris. The increase related to Disneyland Paris was driven by higher net income, partially offset by the impact of the Company’s change in ownership interest.
Certain Items Impacting Comparability
Results for fiscal 2016 were impacted by the following:

•	The $332 million Vice Gain

•	Restructuring and impairment charges totaling $156 million

•	The $129 million Infinity Charge
Results for fiscal 2015 were impacted by the following:

•	The $399 million Disneyland Paris Tax Asset Write-off

•	Restructuring and impairment charges totaling $53 million
Results for fiscal 2014 were impacted by the following:

•	A Venezuelan foreign currency translation loss of $143 million

•	Restructuring and impairment charges totaling $140 million

•	A $77 million gain on the sale of a property

•	Income of $29 million representing a portion of a settlement of an affiliate contract dispute

A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)(1)	After-Tax Income/(Loss)	EPS Favorable/(Adverse) (2)
Year Ended October 1, 2016:
Vice Gain	$332	$(122)	$210	$0.13
Restructuring and impairment charges	(156)	43	(113)	(0.07)
Infinity Charge(3)	(129)	47	(82)	(0.05)
Total	$47	$(32)	$15	$0.01

Year Ended October 3, 2015:
Disneyland Paris Tax Asset Write-off	$—	$(399)	$(399)	$(0.23)
Restructuring and impairment charges	(53)	20	(33)	(0.02)
Total	$(53)	$(379)	$(432)	$(0.25)

Year Ended September 27, 2014:
Venezuela foreign currency translation loss(4)	$(143)	$53	$(90)	$(0.05)
Restructuring and impairment charges	(140)	48	(92)	(0.05)
Gain on sale of property	77	(28)	49	0.03
Settlement income and other	35	(13)	22	0.01
Total	$(171)	$60	$(111)	$(0.06)

(1)	Tax benefit/expense adjustments are determined using the tax rate applicable to the individual item affecting comparability.

(2)	EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.

(3)	Recorded in “Cost of products” in the Consolidated Statements of Income. See Note 1 to the Consolidated Financial Statements.

(4)	Recorded in “Other expense, net” in the Consolidated Statements of Income. See Note 4 to the Consolidated Financial Statements.
BUSINESS SEGMENT RESULTS — 2016 vs. 2015
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
Our Parks and Resorts segment generates revenue from the sale of admissions to theme parks, the sale of food, beverage and merchandise, charges for room nights at hotels, sales of cruise vacation packages and sales and rentals of vacation club properties. Revenues are also generated from sponsorships and co-branding opportunities, real estate rent and sales, and royalties from Tokyo Disney Resort. Significant operating expenses include operating labor, infrastructure costs, costs of sales and other operating expenses. Infrastructure costs include information systems expense, repairs and maintenance, utilities and fuel, property taxes, insurance and transportation and other operating expenses include costs for such items as supplies, commissions and entertainment offerings.
Our Studio Entertainment segment generates revenue from the distribution of films in the theatrical, home entertainment and television and SVOD markets (TV/SVOD), ticket sales for live stage plays, music distribution and licensing of our intellectual property for use in live entertainment events. Significant operating expenses include amortization of production, participations and residuals costs, distribution expenses and costs of sales.

Our Consumer Products & Interactive Media segment generates revenue from licensing characters from our film, television and other properties to third parties for use on consumer merchandise, published materials and in multi-platform games and from operating retail stores and internet shopping sites. We also generate revenue from the sales of games through app distributors and online, from consumers’ in-game purchases, wholesale sales of self-published children’s books and magazines and comic books, and from operating English language learning centers. Significant operating expenses include costs of goods sold and distribution expenses, operating labor and retail occupancy costs, product development and marketing.
The following is a summary of segment revenue and operating income:

				% Change Better/(Worse)
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues:
Media Networks	$23,689	$23,264	$21,152	2%	10%
Parks and Resorts	16,974	16,162	15,099	5%	7%
Studio Entertainment	9,441	7,366	7,278	28%	1%
Consumer Products & Interactive Media	5,528	5,673	5,284	(3)%	7%
	$55,632	$52,465	$48,813	6%	7%
Segment operating income:
Media Networks	$7,755	$7,793	$7,321	—%	6%
Parks and Resorts	3,298	3,031	2,663	9%	14%
Studio Entertainment	2,703	1,973	1,549	37%	27%
Consumer Products & Interactive Media	1,965	1,884	1,472	4%	28%
	$15,721	$14,681	$13,005	7%	13%
The Company evaluates the performance of its operating segments based on segment operating income, and management uses aggregate segment operating income as a measure of the overall performance of the operating businesses. Aggregate segment operating income is not a financial measure defined by GAAP, should be reviewed in conjunction with the relevant GAAP financial measure and may not be comparable to similarly titled measures reported by other companies. The Company believes that information about aggregate segment operating income assists investors by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from factors other than business operations that affect net income. The following table reconciles segment operating income to income before income taxes.

				% Change Better/(Worse)
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Segment operating income	$15,721	$14,681	$13,005	7%	13%
Corporate and unallocated shared expenses	(640)	(643)	(611)	—%	(5)%
Restructuring and impairment charges	(156)	(53)	(140)	>(100)%	62%
Other expense, net	—	—	(31)	nm	100%
Interest income/(expense), net	(260)	(117)	23	>(100)%	nm
Vice Gain(1)	332	—	—	nm	nm
Infinity Charge(2)	(129)	—	—	nm	nm
Income before income taxes	$14,868	$13,868	$12,246	7%	13%
(1)    See Note 3 to the Consolidated Financial Statements for a discussion of the Vice Gain.
(2)    See Note 1 to the Consolidated Financial Statements for a discussion of the Infinity Charge.

Media Networks
Operating results for the Media Networks segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	October 1, 2016	October 3, 2015
Revenues
Affiliate fees	$12,259	$12,029	2%
Advertising	8,509	8,361	2%
TV/SVOD distribution and other	2,921	2,874	2%
Total revenues	23,689	23,264	2%
Operating expenses	(13,571)	(13,150)	(3)%
Selling, general, administrative and other	(2,705)	(2,869)	6%
Depreciation and amortization	(255)	(266)	4%
Equity in the income of investees	597	814	(27)%
Operating Income	$7,755	$7,793	—%

Revenues
The increase in affiliate fees reflected an increase of 7% from higher contractual rates, partially offset by decreases of 2% from subscribers, 2% from an unfavorable Fiscal Period Impact and 1% from an unfavorable FX Impact.
The increase in advertising revenues was due to increases of $117 million at Cable Networks, from $4,334 million to $4,451 million, and $31 million at Broadcasting, from $4,027 million to $4,058 million. The increase at Cable Networks was due to a 3% increase from higher rates and a 1% increase from higher impressions, partially offset by a decrease of 1% from an unfavorable Fiscal Period Impact. The increase in impressions was due to an increase in units sold, partially offset by lower ratings. Growth at Broadcasting was due to increases of 6% from higher network rates and 1% from the addition of the Emmy Awards show, which were largely offset by decreases of 5% from lower impressions and 2% from an unfavorable Fiscal Period Impact. The decrease in impressions was due to lower network ratings, partially offset by higher digital impressions and an increase in network units sold. Impressions is a measure of the number of people an advertisement has reached.
TV/SVOD distribution and other revenue increased $47 million from $2,874 million to $2,921 million due to an increase in program sales, partially offset by an unfavorable FX Impact. The increase in program sales was due to higher sales of ABC programs, partially offset by lower sales of cable programs.
Costs and Expenses
Operating expenses include programming and production costs, which increased $386 million from $11,977 million to $12,363 million. At Broadcasting, programming and production costs increased $306 million due to a higher average amortization rate, the impact of higher program sales, as well as an increase in cost write-downs for network programming. These increases were partially offset by a favorable Fiscal Period Impact. At Cable Networks, programming and production costs increased $80 million due to rate increases and contract renewals for sports programming, partially offset by the absence of rights costs for NASCAR and British Open, a favorable Fiscal Period Impact and a favorable FX Impact.
Selling, general, administrative and other costs decreased $164 million from $2,869 million to $2,705 million due to a favorable FX Impact and lower marketing and labor costs.
Equity in the Income of Investees
Income from equity investees decreased $217 million from $814 million to $597 million due to a higher loss at Hulu and lower operating results at A+E. The increased equity loss at Hulu was due to higher programming, marketing and labor costs, partially offset by growth in subscription and advertising revenues. The decrease at A+E was due to lower advertising revenue and the impact of the conversion of the H2 channel to Viceland.
Segment Operating Income
Segment operating income decreased $38 million, to $7,755 million due to lower income from equity investees and an unfavorable FX Impact, partially offset by increases at ESPN and the ABC TV Network.

The following table provides supplemental revenue and operating income detail for the Media Networks segment:

	Year Ended		% Change Better / (Worse)
(in millions)	October 1, 2016	October 3, 2015
Revenues
Cable Networks	$16,632	$16,581	—%
Broadcasting	7,057	6,683	6%
	$23,689	$23,264	2%
Segment operating income
Cable Networks	$6,748	$6,787	(1)%
Broadcasting	1,007	1,006	—%
	$7,755	$7,793	—%
Starting in fiscal 2017, the Company will report Media Networks results with equity in the income of investees separate from Cable Networks and Broadcasting. The following table shows segment operating income on this basis:

	Year Ended		% Change Better / (Worse)
(in millions)	October 1, 2016	October 3, 2015
Segment operating income
Cable Networks	$5,965	$5,891	1%
Broadcasting	1,193	1,088	10%
Equity in the income of investees	597	814	(27)%
	$7,755	$7,793	—%
Restructuring and impairment charges
The Company recorded charges of $87 million, $62 million and $78 million related to Media Networks for fiscal years 2016, 2015 and 2014, respectively, that were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income. The charges in fiscal 2016 were due to an investment impairment and contract termination and severance costs. The charges in fiscal 2015 were due to a contract termination and severance costs. The charges in fiscal 2014 were due to radio FCC license and investment impairments and severance costs.
Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	October 1, 2016	October 3, 2015
Revenues
Domestic	$14,242	$13,611	5%
International	2,732	2,551	7%
Total revenues	16,974	16,162	5%
Operating expenses	(10,039)	(9,730)	(3)%
Selling, general, administrative and other	(1,913)	(1,884)	(2)%
Depreciation and amortization	(1,721)	(1,517)	(13)%
Equity in the loss of investees	(3)	—	nm
Operating Income	$3,298	$3,031	9%

Revenues
Parks and Resorts revenues increased 5%, or $812 million, to $17.0 billion due to increases of $631 million at our domestic operations and $181 million at our international operations.
Revenue growth of 5% at our domestic operations reflected an increase of 5% from higher average guest spending, partially offset by a decrease of 1% from lower volumes. The increase in average guest spending was due to higher average ticket prices for admissions to our theme parks and for sailings at our cruise line, increased food, beverage and merchandise spending and higher average hotel room rates. Lower volumes reflected an unfavorable Fiscal Period Impact as well as lower unit sales at Disney Vacation Club, partially offset by an increase in volumes from higher attendance and occupied room nights on a comparable fiscal period basis. The decrease at Disney Vacation Club was due to sales in the prior year of units at The Villas at Disney’s Grand Floridian Resort & Spa, which sold out in the prior year, and lower sales at Aulani, partially offset by higher sales at Disney’s Polynesian Villas & Bungalows in the current year.
Revenues from our international operations reflected increases of 6% from higher volumes and 4% from other revenue, partially offset by a decrease of 4% from an unfavorable FX Impact. Higher volumes were due to the opening of Shanghai Disney Resort, partially offset by lower attendance at Disneyland Paris and Hong Kong Disneyland Resort. The increase from other revenue was driven by Shanghai Disney Resort, including revenues for periods prior to its grand opening.
The following table presents supplemental attendance, per capita theme park guest spending and hotel statistics:

	Domestic		International (2)		Total
	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2016	Fiscal Year 2015
Parks
Increase/ (decrease)
Attendance	(1)%	7%	5%	—%	1%	5%
Per Capita Guest Spending	7%	4%	5%	5%	7%	4%
Hotels (1)
Occupancy	89%	87%	78%	79%	87%	86%
Available Room Nights (in thousands)	10,382	10,644	2,600	2,473	12,982	13,117
Per Room Guest Spending	$305	$295	$285	$295	$302	$295

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2015 average foreign exchange rate. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.11 and $1.15 for fiscal years 2016 and 2015, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased $129 million from $4,580 million to $4,709 million, infrastructure costs, which increased $53 million from $1,881 million to $1,934 million and cost of sales, which increased $31 million from $1,505 million to $1,536 million. The increase in operating labor was driven by the opening of Shanghai Disney Resort, inflation and higher operations support costs, partially offset by the benefit of efficiency initiatives and lower pension and postretirement medical costs. The increase in infrastructure costs was primarily due to the opening of Shanghai Disney Resort. The increase in cost of sales was driven by higher spending on food, beverage and merchandise. Other operating expenses, which include costs for items such as supplies, commissions and entertainment, increased driven by the opening of Shanghai Disney Resort, inflation and higher volumes. Operating expenses reflected a 2% decrease as a result of the Fiscal Period Impact, which had similar impacts on operating labor, cost of sales and infrastructure costs.
Selling, general, administrative and other costs increased $29 million from $1,884 million to $1,913 million due to higher marketing spend for Shanghai Disney Resort, partially offset by lower domestic marketing spending.
The increase in depreciation and amortization was primarily due to the impact of Shanghai Disney Resort and depreciation associated with new attractions at our domestic parks and resorts.
Segment Operating Income
Segment operating income increased 9%, or $267 million, to $3.3 billion due to growth at our domestic operations, partially offset by a decrease at our international operations.
Restructuring and Impairment Charges
The Company recorded $17 million of severance costs related to Parks and Resorts for fiscal year 2016 that were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	October 1, 2016	October 3, 2015
Revenues
Theatrical distribution	$3,672	$2,321	58%
Home entertainment	2,108	1,799	17%
TV/SVOD distribution and other	3,661	3,246	13%
Total revenues	9,441	7,366	28%
Operating expenses	(3,991)	(3,050)	(31)%
Selling, general, administrative and other	(2,622)	(2,204)	(19)%
Depreciation and amortization	(125)	(139)	10%
Operating Income	$2,703	$1,973	37%

Revenues
The increase in theatrical distribution revenue was primarily due to the performance of Star Wars: The Force Awakens. Other significant titles in the current year included Captain America: Civil War, Finding Dory, Zootopia and The Jungle Book, whereas the prior year included Avengers: Age of Ultron, Inside Out, Big Hero 6 and Cinderella.
The increase in home entertainment revenue was due to increases of 14% from higher unit sales and 7% from higher average net effective pricing, partially offset by a decrease of 4% from an unfavorable FX Impact. The higher unit sales and net effective pricing were due to the strong performance of Star Wars: The Force Awakens. Other significant titles included Inside Out, Zootopia, Captain America: Civil War, The Good Dinosaur and Ant-Man in the current year compared to Guardians of the Galaxy, Big Hero 6, Frozen, Maleficent and Avengers: Age of Ultron in the prior year. The current year also reflected higher revenues from Star Wars Classic titles. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.
The increase in TV/SVOD distribution and other revenue was due to increases of 9% from TV/SVOD distribution and 7% from higher revenue share with the Consumer Products & Interactive Media segment, partially offset by a decrease of 3% from an unfavorable FX Impact. The increase in TV/SVOD distribution revenue was due to international growth, a sale of Star Wars Classic titles in the current year and two Pixar VOD availabilities in the current year compared to none in the prior year. Higher revenue share with the Consumer Products & Interactive Media segment was due to the success of merchandise based on Star Wars: The Force Awakens in the current year, partially offset by lower sales of Frozen merchandise.
Costs and Expenses
Operating expenses include an increase of $833 million in film cost amortization, from $1,790 million to $2,623 million due to the impact of higher revenues and a higher average film cost amortization rate in the current year. Operating expenses also include cost of goods sold and distribution costs, which increased $108 million, from $1,260 million to $1,368 million due to higher theatrical distribution costs and an increase in home entertainment unit sales, partially offset by a favorable FX Impact. Higher theatrical distribution costs were primarily due to the release of Star Wars: The Force Awakens in the current year whereas the prior year had no comparable title.
Selling, general, administrative and other costs increased $418 million from $2,204 million to $2,622 million primarily due to theatrical marketing expense for Star Wars: The Force Awakens as well as two Pixar titles and two DreamWorks titles in the current year compared to one Pixar title and no DreamWorks titles in the prior year. This was partially offset by higher theatrical marketing expense for two Marvel titles in the prior year compared to one Marvel title in the current year.
Segment Operating Income
Segment operating income increased 37%, or $730 million to $2,703 million due to growth from theatrical and home entertainment results, an increase in TV/SVOD distribution and higher revenue share with the Consumer Products & Interactive Media segment.
Restructuring and impairment charges and Other expense, net
The Company recorded $38 million of asset impairments related to Studio Entertainment for fiscal year 2016 that were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Consumer Products & Interactive Media
Operating results for the Consumer Products & Interactive Media segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	October 1, 2016	October 3, 2015
Revenues
Licensing, publishing and games	$3,819	$3,850	(1)%
Retail and other	1,709	1,823	(6)%
Total revenues	5,528	5,673	(3)%
Operating expenses	(2,263)	(2,434)	7%
Selling, general, administrative and other	(1,125)	(1,172)	4%
Depreciation and amortization	(175)	(183)	4%
Operating Income	$1,965	$1,884	4%
Revenues
The decrease in licensing, publishing and games revenue was due to a 5% decrease from our games business, partially offset by a 4% increase from our merchandise licensing business. Lower games revenues were due to the discontinuation of the Infinity business, lower performance of our Frozen Free Fall mobile game and an unfavorable FX Impact, partially offset by revenues from Star Wars Battlefront, which was released by a licensee in the current year. Higher merchandise licensing revenues were primarily due to the performance of merchandise based on Star Wars and Finding Dory/Nemo, partially offset by higher revenue share with the Studio Entertainment segment, a decrease in revenues from Frozen merchandise and an unfavorable FX Impact.
The decrease in retail and other revenue was primarily due to a decrease of 4% from our retail business due to lower comparable store sales in Europe and North America, an unfavorable Fiscal Period Impact and an unfavorable FX Impact, partially offset by the benefit of new stores in North America.
Costs and Expenses
Operating expenses included a $107 million decrease in cost of goods sold and distribution costs, from $1,447 million to $1,340 million, a $5 million decrease in labor and occupancy costs, from $544 million to $539 million, and a $49 million decrease in product development expense, from $367 million to $318 million. The decrease in cost of goods sold and distribution costs was due to the discontinuation of Infinity, lower Frozen Free Fall co-developer fees and a favorable Fiscal Period Impact, partially offset by higher average per unit costs at our retail business in North America and Europe and higher game inventory reserves. The decrease in product development expense was due to the discontinuation of Infinity.
Selling, general, administrative and other costs decreased $47 million from $1,172 million to $1,125 million due to the discontinuation of Infinity, partially offset by higher marketing costs at our merchandise licensing business.
Segment Operating Income
Segment operating income increased 4% to $2.0 billion due to higher results at our merchandise licensing and games businesses, partially offset by a decrease at our retail business.
Restructuring and impairment charges
The Company recorded charges of $143 million, credits of $4 million and charges of $44 million for fiscal years 2016, 2015 and 2014, respectively. Charges in fiscal 2016 included the Infinity Charge of $129 million, which was reported in “Cost of Products” in the Consolidated Statement of Income. The remaining charges of $14 million in fiscal year 2016 and the charges in fiscal 2014 were primarily due to severance costs and were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

BUSINESS SEGMENT RESULTS – 2015 vs. 2014
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

Revenues
The 13% increase in affiliate fee revenue was due to an increase of 8% from higher contractual rates, 3% from an increase in subscribers, 2% from the benefit of a favorable Fiscal Period Impact and 1% from new contractual provisions. These increases were partially offset by a decrease of 2% due to an unfavorable FX Impact. The increase in subscribers was due to the launch of the SEC Network in the fourth quarter of fiscal 2014, partially offset by a decline in subscribers at certain of our cable networks.
The 4% increase in advertising revenues was due to an increase of $206 million at Cable Networks, from $4,128 million to $4,334 million, and an increase of $124 million at Broadcasting, from $3,903 million to $4,027 million. The increase at Cable Networks was due to a 3% increase from rates and 1% from the benefit of a favorable Fiscal Period Impact. Impressions were relatively flat as a decrease in ratings was offset by an increase in units sold. The increase at Broadcasting was due to a 2% increase from network rates and a 2% increase from a favorable Fiscal Period Impact. Impressions is a measure of the number of people an advertisement has reached.
TV/SVOD distribution and other revenue increased $385 million from $2,489 million to $2,874 million due to higher SVOD sales in fiscal 2015.
Costs and Expenses
Operating expenses include programming and production costs, which increased $1,367 million from $10,610 million to $11,977 million. At Cable Networks, programming and production costs increased $1,056 million primarily due to higher rights costs for NFL programming (including a wild card playoff game) and college football, and the addition of the SEC Network, partially offset by the end of the NASCAR contract in the first quarter of fiscal 2015. At Broadcasting, programming and production costs increased $311 million primarily due to higher program sales and an unfavorable Fiscal Period Impact.
Selling, general, administrative and other costs increased $226 million from $2,643 million to $2,869 million driven by higher labor and marketing costs.
Equity in the Income of Investees
Income from equity investees decreased $42 million from $856 million to $814 million primarily due to a decrease at Hulu driven by higher programming and marketing costs, partially offset by an increase at A+E. The increase at A+E was due to lower programming and marketing costs, partially offset by a decrease in advertising revenue.
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
Other expense, net
The Company recorded a $100 million loss related to Media Networks in fiscal 2014 resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in “Other expense, net” in the Consolidated Statements of Income.
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
Revenue growth of 10% at our domestic operations reflected increases of 5% from higher volumes and 5% from higher average guest spending. Higher volumes were due to attendance growth and higher occupied room nights. Increased guest spending was primarily due to higher average ticket prices for admissions at our theme parks and for sailings at our cruise line, increased food, beverage and merchandise spending and higher average hotel room rates. Revenues also benefited from a favorable Fiscal Period Impact.
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

(2)
Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2014 average foreign currency exchange rate. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.15 and $1.36 for fiscal years 2015 and 2014, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased $347 million from $4,233 million to $4,580 million, cost of sales, which increased $80 million from $1,425 million to $1,505 million, and infrastructure costs, which increased $27 million from $1,854 million to $1,881 million. The increase in operating labor was due to inflation, higher employee benefit costs and increased labor hours. The increase in employee benefit costs included higher pension and postretirement medical costs. The increase in labor hours was driven by higher volumes and new guest offerings, such as the 60th Anniversary Celebration at Disneyland Resort. Higher cost of sales was due to volume growth and inflation. Infrastructure cost increases were driven by higher information technology expense and operations support costs, partially offset by costs incurred in fiscal 2014 in connection with the launch of MyMagic+. Other operating expenses, which include costs for such items as supplies, commissions and entertainment offerings, increased primarily due to inflation, higher operations support costs and pre-opening costs for Shanghai Disney Resort. Operating expenses reflected a 2% decrease from a favorable FX Impact, partially offset by a 2% increase as a result of an unfavorable Fiscal Period Impact, both of which had similar impacts on operating labor, cost of sales and infrastructure costs.
Selling, general, administrative and other costs increased $28 million from $1,856 million to $1,884 million primarily due to information technology initiatives, partially offset by a favorable FX Impact.
The increase in depreciation and amortization was driven by new attractions, partially offset by a favorable FX Impact.
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

Revenues
The 5% decrease in theatrical distribution revenue was due to an unfavorable FX Impact and the impact of having no DreamWorks titles in fiscal 2015 compared to four in fiscal 2014. These decreases were partially offset by the performance of Inside Out and Big Hero 6 in fiscal 2015 compared to Frozen and Planes: Fire and Rescue in fiscal 2014, as well as one additional Disney live-action release in fiscal 2015. Significant Disney live-action releases in fiscal 2015 included Cinderella and Into the Woods, whereas fiscal 2014 included Maleficent. The performance of Avengers: Age of Ultron and Ant-Man in fiscal 2015 was comparable to the fiscal 2014 performance of Guardians of the Galaxy, Captain America: The Winter Soldier and Thor: The Dark World.
The 14% decrease in home entertainment revenue was due to decreases of 9% from lower unit sales and 4% from lower average net effective pricing, both of which reflected the strong performance of Frozen in fiscal 2014. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.
The 18% increase in TV/SVOD distribution and other revenue was due to increases of 9% from higher revenue share with the Consumer Products & Interactive Media segment due to the success of merchandise based on Frozen and 7% from TV/SVOD distribution. TV/SVOD distribution revenue growth was primarily due to worldwide pay television, which included the benefit of more titles available domestically and sales of Star Wars titles internationally, along with growth from international SVOD sales.
Costs and Expenses
Operating expenses include a decrease of $12 million in film cost amortization, from $1,802 million to $1,790 million, primarily due to decreased film cost impairments, partially offset by the impact of higher revenues and a higher average film cost amortization rate for theatrical releases in fiscal 2015 due to the success of Frozen in fiscal 2014. Operating expenses also include cost of goods sold and distribution costs, which decreased $75 million, from $1,335 million to $1,260 million due to lower home entertainment per unit costs and unit sales.
Selling, general, administrative and other costs decreased $252 million from $2,456 million to $2,204 million due to lower theatrical and home entertainment marketing expense. Lower theatrical marketing expense was primarily due to four DreamWorks titles in release in fiscal 2014 compared to none in fiscal 2015 and a favorable FX Impact. The decrease in home entertainment marketing expense was driven by spending on Monsters University in fiscal 2014 compared to no Pixar title in fiscal 2015.
Segment Operating Income
Segment operating income increased $424 million to $2.0 billion due to higher revenue share with the Consumer Products & Interactive Media segment, increases in TV/SVOD and theatrical distribution and lower film cost impairments, partially offset by a decrease in home entertainment.

Consumer Products & Interactive Media
Operating results for the Consumer Products & Interactive Media segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	October 3, 2015	September 27, 2014
Revenues
Licensing, publishing and games	$3,850	$3,594	7%
Retail and other	1,823	1,690	8%
Total revenues	5,673	5,284	7%
Operating expenses	(2,434)	(2,383)	(2)%
Selling, general, administrative and other	(1,172)	(1,238)	5%
Depreciation and amortization	(183)	(191)	4%
Operating Income	$1,884	$1,472	28%

Revenues
The 7% increase in licensing, publishing and games revenues was due to a 9% increase from our merchandise licensing business, partially offset by a 2% decrease from our games business. Higher merchandise licensing revenues were primarily due to the performance of merchandise based on Frozen, Avengers and Star Wars, partially offset by an unfavorable FX Impact. The decrease in games revenue was due to lower sales of catalog titles, Avengers Alliance and Infinity and a decrease in Club Penguin subscribers. These decreases were partially offset by the success of Tsum Tsum and Star Wars Commander in fiscal 2015.
The 8% increase in retail and other revenue was driven by a 9% increase from our retail business due to comparable store and online sales growth, growth in our wholesale distribution business and a favorable Fiscal Period Impact, partially offset by an unfavorable FX Impact.
Costs and Expenses
Operating expenses include an increase of $52 million in cost of goods sold and distribution costs, from $1,395 million to $1,447 million, a $3 million increase in labor and occupancy costs, from $541 million to $544 million, and a $16 million decrease in product development expense, from $383 million to $367 million. The increase in cost of goods sold and distribution costs was due to higher sales at our retail business and higher per unit costs and cost mix of Infinity products, partially offset by lower sales of catalog titles, a favorable FX Impact and lower third-party royalty expense at our merchandise licensing business. The higher per unit costs for Infinity included the impact of inventory obsolescence charges. Product development expense decreased due to fewer titles in development.
Selling, general, administrative and other costs decreased $66 million from $1,238 million to $1,172 million driven by lower marketing costs and a favorable FX Impact. The decrease in marketing costs was primarily due to a decrease at our mobile phone business in Japan and fewer game titles in release, partially offset by an increase at our merchandise licensing business.
Segment Operating Income
Segment operating income increased 28% to $1,884 million due to an increase at our merchandise licensing business and, to a lesser extent, at our games and retail businesses.
Other expense, net
The Company recorded a $16 million loss related to Consumer Products & Interactive Media in fiscal 2014 resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency, which was reported in “Other expense, net” in the Consolidated Statements of Income.

CORPORATE AND UNALLOCATED SHARED EXPENSES
Corporate and unallocated shared expenses are as follows:

				% Change Better/(Worse)
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Corporate and unallocated shared expenses	$(640)	$(643)	$(611)	—%	(5)%
Corporate and unallocated shared expenses in fiscal 2015 increased $32 million from fiscal 2014 due to higher labor costs.
PENSION AND POSTRETIREMENT MEDICAL BENEFIT COSTS
Pension and postretirement medical benefit plan costs affect results in all of our segments, with approximately 40% of these costs being borne by the Parks and Resorts segment. The Company recognized pension and postretirement medical benefit plan expenses of $319 million, $457 million and $309 million for fiscal years 2016, 2015 and 2014, respectively. The decrease in fiscal 2016 was primarily due to a change in our approach to measuring service and interest costs (see Note 10 to the Consolidated Financial Statements for further discussion of plan assumptions). This change does not affect the measurement of our plan obligations nor the funded status of our plans.
In fiscal 2017, we expect pension and postretirement medical costs to increase by $68 million to $387 million due to the impact of a lower assumed discount rate, partially offset by higher estimated investment income, which is driven by higher plan assets in fiscal 2017.
In fiscal 2016, the underfunded status of our plans increased from $4.0 billion to $5.2 billion and the unrecognized expense increased from $3.9 billion ($2.5 billion after tax) to $5.8 billion ($3.6 billion after tax) due to a lower assumed discount rate. If discount rates do not increase and/or our future investment returns do not exceed our long-term expected returns, a significant portion of the unrecognized expense will be recognized as a net actuarial loss in our income statement over approximately the next 9 years. See Note 10 to the Consolidated Financial Statements for further details of the impacts of our pension and postretirement medical plans on our financial statements.
During fiscal 2016, the Company contributed $900 million to its pension and postretirement medical plans. In the first quarter of fiscal 2017, we contributed $1.3 billion and do not expect to make any additional material contributions for the remainder of fiscal 2017. However, final minimum funding requirements for fiscal 2017 will be determined based on our January 1, 2017 funding actuarial valuation, which will be available in late fiscal 2017. See “Item 1A – Risk Factors” for the impact of factors affecting pension and postretirement medical costs.
LIQUIDITY AND CAPITAL RESOURCES
The change in cash and cash equivalents is as follows:

(in millions)	2016	2015	2014
Cash provided by operations	$13,213	$10,909	$9,780
Cash used in investing activities	(5,758)	(4,245)	(3,345)
Cash used in financing activities	(6,991)	(5,514)	(6,710)
Impact of exchange rates on cash and cash equivalents	(123)	(302)	(235)
Change in cash and cash equivalents	$341	$848	$(510)
Operating Activities
Cash provided by operating activities for fiscal 2016 increased 21% or $2.3 billion to $13.2 billion compared to fiscal 2015. The increase in operating cash flow was due to higher operating cash receipts at Studio Entertainment, Media Networks and Parks and Resorts driven by revenue growth. These increases were partially offset by higher operating cash disbursements at Studio Entertainment and an increase in pension and postretirement medical plan contributions.
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
Depreciation expense is as follows:

(in millions)	2016	2015	2014
Media Networks
Cable Networks	$147	$150	$145
Broadcasting	90	95	93
Total Media Networks	237	245	238
Parks and Resorts
Domestic	1,273	1,169	1,117
International	445	345	353
Total Parks and Resorts	1,718	1,514	1,470
Studio Entertainment	51	55	48
Consumer Products & Interactive Media	63	69	69
Corporate	251	249	239
Total depreciation expense	$2,320	$2,132	$2,064
Amortization of intangible assets is as follows:

(in millions)	2016	2015	2014
Media Networks	$18	$21	$12
Parks and Resorts	3	3	2
Studio Entertainment	74	84	88
Consumer Products & Interactive Media	112	114	122
Corporate	—	—	—
Total amortization of intangible assets	$207	$222	$224
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

The Company’s film and television production and programming activity for fiscal years 2016, 2015 and 2014 are as follows:

(in millions)	2016	2015	2014
Beginning balances:
Production and programming assets	$7,353	$6,386	$5,417
Programming liabilities	(989)	(875)	(928)
	6,364	5,511	4,489
Spending:
Television program licenses and rights	6,585	6,335	6,241
Film and television production	4,632	4,701	4,221
	11,217	11,036	10,462
Amortization:
Television program licenses and rights	(6,678)	(6,482)	(5,678)
Film and television production	(4,438)	(3,632)	(3,820)
	(11,116)	(10,114)	(9,498)
Change in film and television production and programming costs	101	922	964
Other non-cash activity	19	(69)	58
Ending balances:
Production and programming assets	7,547	7,353	6,386
Programming liabilities	(1,063)	(989)	(875)
	$6,484	$6,364	$5,511
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for fiscal years 2016, 2015 and 2014 are as follows:

(in millions)	2016	2015	2014
Media Networks
Cable Networks	$86	$127	$172
Broadcasting	80	71	88
Parks and Resorts
Domestic	2,180	1,457	1,184
International	2,035	2,147	1,504
Studio Entertainment	86	107	63
Consumer Products & Interactive Media	53	87	48
Corporate	253	269	252
	$4,773	$4,265	$3,311
Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The increase at our domestic parks and resorts in fiscal 2016 compared to fiscal 2015 was due to spending on new attractions at Walt Disney World Resort and Disneyland Resort, while the increase in fiscal 2015 compared to fiscal 2014 was driven by spending on new attractions at Walt Disney World Resort. The decrease in capital expenditures at our international parks and resorts in fiscal 2016 compared to fiscal 2015 was due to lower spending at Shanghai Disney Resort, which opened in June 2016, partially offset by higher spending at Hong Kong Disneyland Resort, while the increase in fiscal 2015 compared to fiscal 2014 was due to higher spending for the Shanghai Disney Resort.
Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology infrastructure and equipment.

The Company currently expects its fiscal 2017 capital expenditures will be approximately $0.5 billion higher than fiscal 2016 capital expenditures of $4.8 billion due to increased investments at our domestic parks and resorts partially offset by decreased investments at our international parks and resorts.
Other Investing Activities
During fiscal 2016, acquisitions totaled $850 million due to the acquisition of a 15% interest in BAMTech and an 11% interest in Vice. In addition, the Company made $109 million of contributions to joint ventures and investment purchases and paid $74 million in premiums for foreign currency option contracts in connection with our commitment to acquire two new cruise ships.
During fiscal 2015, contributions to joint ventures totaled $151 million and proceeds from the sale of investments and dispositions totaled $166 million.
During fiscal 2014, acquisitions totaled $402 million due to the acquisition of Maker Studios, and proceeds from the sales of investments and dispositions of assets totaled $395 million.
Financing Activities
Cash used in financing activities was $7.0 billion in fiscal 2016 compared to $5.5 billion in fiscal 2015. The net use of cash in the current year was due to $7.5 billion of common stock repurchases and $2.3 billion in dividends, partially offset by net borrowings of $2.9 billion.
Cash used in financing activities of $7.0 billion was $1.5 billion more than the cash used in fiscal 2015. The increase in cash used in financing activities was driven by:
Increases due to:

•	Higher common stock repurchases of $1.4 billion ($7.5 billion in the fiscal 2016 compared to $6.1 billion in fiscal 2015)

•	Lower contributions from non-controlling interest holders (zero in fiscal 2016 compared to $1.0 billion in fiscal 2015)
Partially offset by decreases due to:

•
Lower dividend payments of $0.8 billion as a result of moving from an annual dividend to a semi-annual dividend. In fiscal 2015, we paid our full year fiscal year 2014 dividend and the first half of the fiscal 2015 dividend. In the current year, we paid the dividend for the second half of fiscal 2015 and the first half of fiscal 2016.

•	Higher net borrowings of $0.2 billion ($2.9 billion in fiscal 2016 compared to $2.7 billion in fiscal 2015)
Cash used in financing activities was $5.5 billion in fiscal 2015 compared to $6.7 billion in fiscal 2014. The net use of cash in fiscal 2015 was due to $6.1 billion of common stock repurchases and $3.1 billion in dividends, partially offset by net borrowings of $2.7 billion and contributions from noncontrolling interest holders of $1.0 billion.
Cash used in financing activities of $5.5 billion in fiscal 2015 was $1.2 billion lower than cash used in fiscal 2014. The decrease in cash used in financing activities was driven by:
Decreases due to:

•	Higher net borrowings of $2.1 billion ($2.7 billion in fiscal 2015 compared to $0.6 billion in fiscal 2014)

•	Higher contributions from non-controlling interest holders ($1.0 billion in fiscal 2015 compared to $0.6 billion in fiscal 2014)
Partially offset by an increase in dividend payments of $1.6 billion as a result of moving from an annual dividend to a semi-annual dividend and an increase in the per share dividend related to fiscal 2014.

During the year ended October 1, 2016, the Company’s borrowing activity was as follows:

(in millions)	October 3, 2015	Borrowings	Payments	Other Activity	October 1, 2016
Commercial paper with original maturities less than three months, net (1)	$2,330	$—	$(1,559)	$6	$777
Commercial paper with original maturities greater than three months	100	4,794	(4,155)	5	744
U.S. medium-term notes	13,873	4,948	(2,000)	6	16,827
International Theme Parks borrowings(2)	319	896	—	(128)	1,087
Foreign currency denominated debt and other obligations (3)	714	221	(205)	5	735
Total	$17,336	$10,859	$(7,919)	$(106)	$20,170

(1)	Borrowings and reductions of borrowings are reported net.

(2)
The other activity is primarily the conversion of Hong Kong Disneyland Resort debt into equity and the impact of changes in foreign currency exchange rates. See Note 6 to the Consolidated Financial Statements for further discussion of this transaction.

(3)	The other activity is primarily market value adjustments for debt with qualifying hedges.
See Note 8 to the Consolidated Financial Statements for information regarding the Company’s bank facilities. The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
See Note 11 to the Consolidated Financial Statements for a summary of the Company’s dividends and share repurchases in fiscal 2016, 2015 and 2014.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. See “Item 1A – Risk Factors”. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 1, 2016, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on October 1, 2016, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the International Theme Parks, from any representations, covenants or events of default.
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

The following table summarizes our significant contractual obligations and commitments on an undiscounted basis at October 1, 2016 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings based on their contractual maturities. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements, as referenced in the table:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Borrowings (Note 8)(1)	$26,985	$4,176	$5,484	$3,781	$13,544
Operating lease commitments (Note 14)	3,106	477	705	505	1,419
Capital lease obligations (Note 14)	601	35	41	30	495
Sports programming commitments (Note 14)	48,693	5,761	11,697	12,296	18,939
Broadcast programming commitments (Note 14)	2,317	358	539	434	986
Total sports and other broadcast programming commitments	51,010	6,119	12,236	12,730	19,925
Other(2)	6,647	1,880	1,508	692	2,567
Total contractual obligations(3)	$88,349	$12,687	$19,974	$17,738	$37,950

(1)
Amounts exclude market value adjustments totaling $146 million, which are recorded in the balance sheet. Amounts include interest payments based on contractual terms for fixed rate debt and on current interest rates for variable rate debt. In 2023, the Company has the ability to call a debt instrument prior to its scheduled maturity, which if exercised by the Company would reduce future interest payments by $1.1 billion.

(2)
Other commitments primarily comprise contractual commitments for the construction of two new cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives.

(3)	Contractual commitments include the following:

Liabilities recorded on the balance sheet	$20,807
Commitments not recorded on the balance sheet	67,542
$88,349
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
With respect to television series or other television productions intended for broadcast, the most sensitive factors affecting estimates of Ultimate Revenues are program ratings and the strength of the advertising market. Program ratings, which are an indication of market acceptance, directly affect the Company’s ability to generate advertising revenues during the airing of the program. In addition, television series with greater market acceptance are more likely to generate incremental revenues through the licensing of program rights worldwide to television distributors, SVOD services and in home entertainment formats. Alternatively, poor ratings may result in cancellation of the program, which would require an immediate write-down of any unamortized production costs. A significant decline in the advertising market would also negatively impact our estimates.
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
We reduce home entertainment and game revenues for estimated future returns of merchandise and for customer programs and sales incentives. These estimates are based upon historical return experience, current economic trends and projections of customer demand for and acceptance of our products. If we underestimate the level of returns or sales incentives in a particular period, we may record less revenue in later periods when returns or sales incentives exceed the estimated amount. Conversely, if we overestimate the level of returns or sales incentives for a period, we may have additional revenue in later periods when returns or sales incentives are less than estimated.
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
The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. The guideline for setting this rate is a high-quality long-term corporate bond rate. We decreased our discount rate to 3.73% at the end of fiscal 2016 from 4.47% at the end of fiscal 2015 to reflect market interest rate conditions at our fiscal 2016 year end measurement date. The Company’s discount rate was determined by considering yield curves constructed of a large population of high-quality corporate bonds and reflects the matching of plans’ liability cash flows to the yield curves. A one percentage point decrease in the assumed discount rate would increase total benefit expense for fiscal 2017 by approximately $271 million and would increase the projected benefit obligation at October 1, 2016 by approximately $2.9 billion. A one percentage point increase in the assumed discount rate would decrease total benefit expense and the projected benefit obligation by approximately $235 million and $2.4 billion, respectively.
To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation as well as historical and expected returns on each plan asset class. Our expected return on plan assets is 7.50%. A lower expected rate of return on pension plan assets will increase pension expense. A one percentage point change in the long-term asset return assumption would impact fiscal 2017 annual benefit expense by approximately $123 million.
For fiscal 2016, we changed the approach we used to determine the service and interest cost components of pension and other postretirement benefit expense. See Note 10 to the Consolidated Financial Statements for more information on our pension and postretirement medical plans.
Goodwill, Other Intangible Assets, Long-Lived Assets and Investments
The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and if current events or circumstances require, on an interim basis. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. The Company compares the fair value of each reporting unit to its carrying amount to determine if there is a potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of the goodwill.
To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate. We apply what we believe to be the most appropriate valuation methodology for each of our reporting units. The discounted cash flow analyses are sensitive to our estimates of future revenue growth and margins for these businesses. We include in the projected cash flows an estimate of the revenue we believe the reporting unit would receive if the intellectual property developed by the reporting unit that is being used by other reporting units was licensed to an unrelated third party at its fair market value. These amounts are not necessarily the same as those included in segment operating results. We believe our estimates of fair value are consistent with how a marketplace participant would value our reporting units.
In times of adverse economic conditions in the global economy, the Company’s long-term cash flow projections are subject to a greater degree of uncertainty than usual. If we had established different reporting units or utilized different valuation methodologies or assumptions, the impairment test results could differ, and we could be required to record impairment charges.
The Company is required to compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized for the excess. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate.
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
The Company has cost and equity investments. The fair value of these investments is dependent on the performance of the investee companies as well as volatility inherent in the external markets for these investments. In assessing the potential impairment of these investments, we consider these factors as well as the forecasted financial performance of the investees and market values, where available. If these forecasts are not met or market values indicate an other-than-temporary decline in value, impairment charges may be required.
The Company tested its goodwill and other indefinite-lived intangible assets, investments and long-lived assets for impairment and recorded non-cash impairment charges of $7 million, $10 million and $46 million in fiscal years 2016, 2015 and 2014, respectively. The fiscal 2014 impairment charges related to radio FCC licenses held by businesses in the Media Networks segment. The fair values of the radio FCC licenses were derived from market transactions. These impairment charges were recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income.
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
Contingencies and Litigation
We are currently involved in certain legal proceedings and, as required, have accrued estimates of the probable and estimable losses for the resolution of these proceedings. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and have been developed in consultation with outside counsel as appropriate. From time to time, we may also be involved in other contingent matters for which we have accrued estimates for a probable and estimable loss. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to legal proceedings or our assumptions regarding other contingent matters. See Note 14 to the Consolidated Financial Statements for more detailed information on litigation exposure.
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
Value at Risk (VAR)
The Company utilizes a VAR model to estimate the maximum potential one-day loss in the fair value of its interest rate, foreign exchange, commodities and market sensitive equity financial instruments. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. Various modeling techniques can be used in a VAR computation. The Company’s computations are based on the interrelationships between movements in various interest rates, currencies, commodities and equity prices (a variance/co-variance technique). These interrelationships were determined by observing interest rate, foreign currency, commodity and equity market changes over the preceding quarter for the calculation of VAR amounts at each fiscal quarter end. The model includes all of the Company’s debt as well as all interest rate and foreign exchange derivative contracts, commodities and market sensitive equity investments. Forecasted transactions, firm commitments, and accounts receivable and payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.
The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors.
VAR on a combined basis increased to $113 million at October 1, 2016 from $109 million at October 3, 2015.

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

Fiscal Year 2016	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Equity Sensitive Financial Instruments	Commodity Sensitive Financial Instruments	Combined Portfolio
Year end fiscal 2016 VAR	$74	$60	$3	$2	$113
Average VAR	$69	$65	$1	$3	$99
Highest VAR	$76	$73	$3	$5	$113
Lowest VAR	$52	$60	$1	$2	$88
Year end fiscal 2015 VAR	$65	$64	$2	$3	$109
The VAR for Disneyland Paris, Hong Kong Disneyland Resort and Shanghai Disney Resort is immaterial as of October 1, 2016 and accordingly has been excluded from the above table.
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
Based on their evaluation as of October 1, 2016, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth on page 59 is incorporated herein by reference.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended October 1, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees,” “Governing Documents,” “Director Selection Process” and “Election of Directors” in the Company’s Proxy Statement for the 2017 annual meeting of Shareholders is hereby incorporated by reference.
Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).
ITEM 11. Executive Compensation
Information appearing under the captions “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Tables” in the 2017 Proxy Statement (other than the “Compensation Committee Report,” which is deemed furnished herein by reference) is hereby incorporated by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information appearing under the caption “Equity Compensation Plans” in the 2017 Proxy Statement is hereby incorporated by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and information regarding director independence appearing under the caption “Director Independence” in the 2017 Proxy Statement is hereby incorporated by reference.
ITEM 14. Principal Accounting Fees and Services
Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2017 Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements and Schedules
See Index to Financial Statements and Supplemental Data on page 58.

(2)	Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Restated Certificate of Incorporation of the Company	Filed herewith
3.2	Bylaws of the Company	Exhibit 3.2 to the Current Report on Form 8-K of the Company filed June 29, 2016
4.1	Five-Year Credit Agreement dated as of March 14, 2014	Exhibit 10.12 to the Current Report on Form 8-K of the Company, filed March 20, 2014
4.2	Five-Year Credit Agreement dated as of March 11, 2016	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 14, 2016
4.3	364 Day Credit Agreement dated as of March 11, 2016	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 14, 2016
4.4	Senior Debt Securities Indenture, dated as of September 24, 2001, between the Company and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed September 24, 2001
4.5	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request
10.1	Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Form 10-K of the Company for the fiscal year ended October 1, 2011
10.2	Amendment dated July 1, 2013 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed July 1, 2013
10.3	Amendment dated October 2, 2014 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed October 3, 2014
10.4	Employment Agreement dated as of February 4, 2015 between the Company and Thomas O. Staggs	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 5, 2015
10.5	Employment Agreement, dated as of September 27, 2013 between the Company and Alan N. Braverman	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed October 2, 2013
10.6	Amendment dated February 4, 2015 to the Employment Agreement dated as of September 27, 2013 between the Company and Alan N. Braverman	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed February 5, 2015
10.7	Employment Agreement dated as of July 1, 2015 between the Company and Kevin A. Mayer	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed June 30, 2015
10.8	Employment Agreement dated November 16, 2012 and effective as of September 1, 2012 between the Company and Jayne Parker	Exhibit 10.1 to the Form 10-K of the Company for the fiscal year ended September 29, 2012
10.9	Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed June 30, 2015
10.10	Voluntary Non-Qualified Deferred Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 23, 2014
10.11	Description of Directors Compensation	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended July 2, 2016
10.12	Form of Indemnification Agreement for certain officers and directors	Annex C to the Proxy Statement for the 1987 annual meeting of DEI

	Exhibit	Location
10.13	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995
10.14	Amended and Restated 2002 Executive Performance Plan	Annex A to the Proxy Statement for the 2013 Annual Meeting of the Registrant
10.15	Management Incentive Bonus Program
The portions of the tables labeled “Performance based Bonus” in the sections of the Proxy Statement for the 2016 annual meeting of the Company titled “2015 Total Direct Compensation” and “Compensation Process” and the section of the Proxy Statement titled “Performance Goals”

10.16	Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of the Company
10.17	Amended and Restated The Walt Disney Company/Pixar 2004 Equity Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 1, 2006
10.18	Amended and Restated 2011 Stock Incentive Plan	Exhibit 10.1 to the Form 8-K of the Company filed March 16, 2012
10.19	Disney Key Employees Retirement Savings Plan	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended July 2, 2011
10.20
Amendments dated April 30, 2015 to the Amended and Restated The Walt Disney Productions and Associated Companies Key Employees Deferred Compensation and Retirement Plan, Amended and Restated Benefit Equalization Plan of ABC, Inc. and Disney Key Employees Retirement Savings Plan
Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended March 28, 2015
10.21	Group Personal Excess Liability Insurance Plan	Exhibit 10(x) to the Form 10-K of the Company for the period ended September 30, 1997
10.22	Amended and Restated Severance Pay Plan	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended December 27, 2008
10.23	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting)	Exhibit 10(aa) to the Form 10-K of the Company for the period ended September 30, 2004
10.24	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement)	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.25	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/EPS Growth Tests/ Section 162(m) Vesting Requirement)	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 11, 2013
10.26	Form of Non-Qualified Stock Option Award Agreement	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.27	Disney Savings and Investment Plan as Amended and Restated Effective January 1, 2010	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended July 3, 2010
10.28	First Amendment dated December 13, 2011 to the Disney Savings and Investment Plan as amended and restated effective January 1, 2010	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended December 31, 2011
10.29	Second Amendment dated December 3, 2012 to the Disney Savings and Investment Plan	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended December 29, 2012
10.30	Third Amendment dated December 18, 2014 to the Disney Savings and Investment Plan	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended March 28, 2015
10.31	Fourth Amendment dated April 30, 2015 to the Disney Savings and Investment Plan	Exhibit 10.5 to the Form 10-Q of the Company for the quarter ended March 28, 2015

	Exhibit	Location
12.1	Ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of the Company	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended October 1, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes
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

THE WALT DISNEY COMPANY
(Registrant)
Date:	November 23, 2016	By:	/s/ ROBERT A. IGER
(Robert A. Iger,
Chairman and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ ROBERT A. IGER	Chairman and Chief Executive Officer	November 23, 2016
(Robert A. Iger)

Principal Financial and Accounting Officers
/s/ CHRISTINE M. MCCARTHY	Senior Executive Vice President and Chief Financial Officer	November 23, 2016
(Christine M. McCarthy)

/s/ BRENT A. WOODFORD	Executive Vice President-Controllership, Financial Planning and Tax	November 23, 2016
(Brent A. Woodford)

Directors
/s/ SUSAN E. ARNOLD	Director	November 23, 2016
(Susan E. Arnold)

/s/ JOHN S. CHEN	Director	November 23, 2016
(John S. Chen)

/s/ JACK DORSEY	Director	November 23, 2016
(Jack Dorsey)

/s/ ROBERT A. IGER	Chairman of the Board and Director	November 23, 2016
(Robert A. Iger)

/s/ MARIA ELENA LAGOMASINO	Director	November 23, 2016
(Maria Elena Lagomasino)

/s/ FRED H. LANGHAMMER	Director	November 23, 2016
(Fred H. Langhammer)

/s/ AYLWIN B. LEWIS	Director	November 23, 2016
(Aylwin B. Lewis)

/s/ ROBERT W. MATSCHULLAT	Director	November 23, 2016
(Robert W. Matschullat)

/s/ MARK G. PARKER	Director	November 23, 2016
(Mark G. Parker)

/s/ SHERYL SANDBERG	Director	November 23, 2016
(Sheryl Sandberg)

/s/ ORIN C. SMITH	Director	November 23, 2016
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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of October 1, 2016.
The effectiveness of our internal control over financial reporting as of October 1, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The Walt Disney Company
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the Company) at October 1, 2016 and October 3, 2015, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
November 23, 2016

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	2016	2015	2014
Revenues:
Services	$47,130	$43,894	$40,246
Products	8,502	8,571	8,567
Total revenues	55,632	52,465	48,813
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(24,653)	(23,191)	(21,356)
Cost of products (exclusive of depreciation and amortization)	(5,340)	(5,173)	(5,064)
Selling, general, administrative and other	(8,754)	(8,523)	(8,565)
Depreciation and amortization	(2,527)	(2,354)	(2,288)
Total costs and expenses	(41,274)	(39,241)	(37,273)
Restructuring and impairment charges	(156)	(53)	(140)
Other expense, net	—	—	(31)
Interest income/(expense), net	(260)	(117)	23
Equity in the income of investees	926	814	854
Income before income taxes	14,868	13,868	12,246
Income taxes	(5,078)	(5,016)	(4,242)
Net income	9,790	8,852	8,004
Less: Net income attributable to noncontrolling interests	(399)	(470)	(503)
Net income attributable to The Walt Disney Company (Disney)	$9,391	$8,382	$7,501

Earnings per share attributable to Disney:
Diluted	$5.73	$4.90	$4.26
Basic	$5.76	$4.95	$4.31

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,639	1,709	1,759
Basic	1,629	1,694	1,740

Dividends declared per share	$1.42	$1.81	$0.86
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2016	2015	2014
Net Income	$9,790	$8,852	$8,004
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	13	(87)	5
Market value adjustments for hedges	(359)	130	121
Pension and postretirement medical plan adjustments	(1,154)	(301)	(925)
Foreign currency translation and other	(156)	(272)	(18)
Other comprehensive income/(loss)	(1,656)	(530)	(817)
Comprehensive income	8,134	8,322	7,187
Less: Net income attributable to noncontrolling interests	(399)	(470)	(503)
Less: Other comprehensive (income)/loss attributable to noncontrolling interests	98	77	36
Comprehensive income attributable to Disney	$7,833	$7,929	$6,720
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	October 1, 2016	October 3, 2015
ASSETS
Current assets
Cash and cash equivalents	$4,610	$4,269
Receivables	9,065	8,019
Inventories	1,390	1,571
Television costs and advances	1,208	1,170
Deferred income taxes	—	767
Other current assets	693	962
Total current assets	16,966	16,758
Film and television costs	6,339	6,183
Investments	4,280	2,643
Parks, resorts and other property
Attractions, buildings and equipment	50,270	42,745
Accumulated depreciation	(26,849)	(24,844)
	23,421	17,901
Projects in progress	2,684	6,028
Land	1,244	1,250
	27,349	25,179
Intangible assets, net	6,949	7,172
Goodwill	27,810	27,826
Other assets	2,340	2,421
Total assets	$92,033	$88,182
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$9,130	$7,844
Current portion of borrowings	3,687	4,563
Unearned royalties and other advances	4,025	3,927
Total current liabilities	16,842	16,334
Borrowings	16,483	12,773
Deferred income taxes	3,679	4,051
Other long-term liabilities	7,706	6,369
Commitments and contingencies (Note 14)
Equity
Preferred stock, $.01 par value Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value, Authorized – 4.6 billion shares, Issued – 2.9 billion shares at October 1, 2016 and 2.8 billion shares at October 3, 2015	35,859	35,122
Retained earnings	66,088	59,028
Accumulated other comprehensive loss	(3,979)	(2,421)
	97,968	91,729
Treasury stock, at cost, 1.3 billion shares at October 1, 2016 and 1.2 billion shares at October 3, 2015	(54,703)	(47,204)
Total Disney Shareholders’ equity	43,265	44,525
Noncontrolling interests	4,058	4,130
Total equity	47,323	48,655
Total liabilities and equity	$92,033	$88,182
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2016	2015	2014
OPERATING ACTIVITIES
Net income	$9,790	$8,852	$8,004
Depreciation and amortization	2,527	2,354	2,288
Gains on sales of investments and dispositions	(26)	(91)	(299)
Deferred income taxes	1,214	(102)	517
Equity in the income of investees	(926)	(814)	(854)
Cash distributions received from equity investees	799	752	718
Net change in film and television costs and advances	(101)	(922)	(964)
Equity-based compensation	393	410	408
Other	445	341	234
Changes in operating assets and liabilities:
Receivables	(393)	(211)	(480)
Inventories	186	1	(81)
Other assets	(137)	34	(151)
Accounts payable and other accrued liabilities	40	(49)	536
Income taxes	(598)	354	(96)
Cash provided by operations	13,213	10,909	9,780

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(4,773)	(4,265)	(3,311)
Sales of investments/proceeds from dispositions	45	166	395
Acquisitions	(850)	—	(402)
Other	(180)	(146)	(27)
Cash used in investing activities	(5,758)	(4,245)	(3,345)

FINANCING ACTIVITIES
Commercial paper borrowings/(repayments), net	(920)	2,376	50
Borrowings	6,065	2,550	2,231
Reduction of borrowings	(2,205)	(2,221)	(1,648)
Dividends	(2,313)	(3,063)	(1,508)
Repurchases of common stock	(7,499)	(6,095)	(6,527)
Proceeds from exercise of stock options	259	329	404
Contributions from noncontrolling interest holders	—	1,012	608
Other	(378)	(402)	(320)
Cash used in financing activities	(6,991)	(5,514)	(6,710)

Impact of exchange rates on cash and cash equivalents	(123)	(302)	(235)

Change in cash and cash equivalents	341	848	(510)
Cash and cash equivalents, beginning of year	4,269	3,421	3,931
Cash and cash equivalents, end of year	$4,610	$4,269	$3,421

Supplemental disclosure of cash flow information:
Interest paid	$395	$314	$310
Income taxes paid	$4,133	$4,396	$3,483
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests	Total Equity
Balance at September 28, 2013	1,773	$33,440	$47,758	$(1,187)	$(34,582)	$45,429	$2,721	$48,150
Comprehensive income	—	—	7,501	(781)	—	6,720	467	7,187
Equity compensation activity	18	844	—	—	—	844	—	844
Common stock repurchases	(84)	—	—	—	(6,527)	(6,527)	—	(6,527)
Dividends	—	17	(1,525)	—	—	(1,508)	—	(1,508)
Contributions	—	—	—	—	—	—	608	608
Distributions and other	—	—	—	—	—	—	(576)	(576)
Balance at September 27, 2014	1,707	$34,301	$53,734	$(1,968)	$(41,109)	$44,958	$3,220	$48,178
Comprehensive income	—	—	8,382	(453)	—	7,929	393	8,322
Equity compensation activity	14	828	—	—	—	828	—	828
Common stock repurchases	(60)	—	—	—	(6,095)	(6,095)	—	(6,095)
Dividends	—	24	(3,087)	—	—	(3,063)	—	(3,063)
Contributions	—	—	—	—	—	—	1,012	1,012
Distributions and other	—	(31)	(1)	—	—	(32)	(495)	(527)
Balance at October 3, 2015	1,661	$35,122	$59,028	$(2,421)	$(47,204)	$44,525	$4,130	$48,655
Comprehensive income	—	—	9,391	(1,558)	—	7,833	301	8,134
Equity compensation activity	10	726	—	—	—	726	—	726
Common stock repurchases	(74)	—	—	—	(7,499)	(7,499)	—	(7,499)
Dividends	—	15	(2,328)	—	—	(2,313)	—	(2,313)
Distributions and other	—	(4)	(3)	—	—	(7)	(373)	(380)
Balance at October 1, 2016	1,597	$35,859	$66,088	$(3,979)	$(54,703)	$43,265	$4,058	$47,323
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1	Description of the Business and Segment Information
The Walt Disney Company, together with the subsidiaries through which businesses are conducted (the Company), is a diversified worldwide entertainment company with operations in the following business segments: Media Networks, Parks and Resorts, Studio Entertainment, and Consumer Products & Interactive Media. The Company combined its former Consumer Products and Interactive segments into a single segment, Consumer Products & Interactive Media, and began reporting the financial results of the combined segment in fiscal 2016.
DESCRIPTION OF THE BUSINESS
Media Networks
The Company operates cable programming services including the ESPN, Disney Channels and Freeform networks, broadcast businesses, which include the ABC TV Network and eight owned television stations, radio businesses consisting of the ESPN Radio Network, including four owned ESPN radio stations, and the Radio Disney network, which operates from an owned radio station in Los Angeles. The ABC TV and ESPN Radio networks have affiliated stations providing coverage to consumers throughout the U.S. The Company also produces original live-action and animated television programming, which may be sold in network, first-run syndication and other television markets worldwide, to subscription video on demand services and in home entertainment formats such as DVD, Blu-Ray and iTunes. The Company has interests in media businesses that are accounted for under the equity method including A+E Television Networks LLC (A+E), BAMTech LLC (BAMTech), CTV Specialty Television, Inc. (CTV), Hulu LLC (Hulu), Seven TV and Vice Group Holdings, Inc. (Vice). Our Media Networks business also operates branded internet sites and apps.
Parks and Resorts
The Company owns and operates the Walt Disney World Resort in Florida and the Disneyland Resort in California. The Walt Disney World Resort includes four theme parks (the Magic Kingdom, Epcot, Disney’s Hollywood Studios and Disney’s Animal Kingdom); 18 resort hotels; a retail, dining and entertainment complex; a sports complex; conference centers; campgrounds; water parks; and other recreational facilities. The Disneyland Resort includes two theme parks (Disneyland and Disney California Adventure), three resort hotels and a retail, dining and entertainment complex. Internationally, the Company manages and has an 81% effective ownership interest in Disneyland Paris, which includes two theme parks (Disneyland Park and Walt Disney Studios Park); seven themed resort hotels; two convention centers; a shopping, dining and entertainment complex; and a 27-hole golf facility. The Company manages and has a 47% ownership interest in Hong Kong Disneyland Resort, which includes one theme park and two themed resort hotels. The Company has a 43% ownership interest in Shanghai Disney Resort, which opened in June 2016 and includes one theme park; two themed resort hotels; a retail, dining and entertainment complex; and an outdoor recreational area. The Company also has a 70% ownership interest in the management company of Shanghai Disney Resort. The Company also earns royalties on revenues generated by the Tokyo Disney Resort, which includes two theme parks (Tokyo Disneyland and Tokyo DisneySea) and four Disney-branded hotels, and is owned and operated by an unrelated Japanese corporation. The Company manages and markets vacation club ownership interests through the Disney Vacation Club; operates the Disney Cruise Line; the Adventures by Disney guided group vacations business; and Aulani, a hotel and vacation club resort in Hawaii. The Company’s Walt Disney Imagineering unit designs and develops theme park concepts and attractions as well as resort properties.
Studio Entertainment
The Company produces and acquires live-action and animated motion pictures for worldwide distribution in the theatrical, home entertainment and television markets. The Company distributes these products through its own distribution and marketing companies in the U.S. and both directly and through independent companies and joint ventures in foreign markets primarily under the Walt Disney Pictures, Pixar, Marvel, Lucasfilm and Touchstone banners. Certain motion pictures produced by DreamWorks Studios are distributed under our Touchstone Pictures banner. The Company also produces stage plays and musical recordings, licenses and produces live entertainment events and provides visual and audio effects and other post-production services.
Consumer Products & Interactive Media
The Company licenses its trade names, characters and visual and literary properties to various manufacturers, game developers, publishers and retailers throughout the world. We also develop and publish games, primarily for mobile platforms. The Company’s operations include retail, online and wholesale distribution of products through The Disney Store, DisneyStore.com and MarvelStore.com and direct to retailers. We operate The Disney Store in North America, Europe, Japan and China. The Company publishes entertainment and educational books and magazines and comic books for children and families and operates English language learning centers in China. In addition, the segment’s operations include website management and design, primarily for other Company businesses. We also develop and distribute online video content, which includes content developed by Maker Studios. Revenues and costs generated by Maker Studios have been allocated primarily to the Media Networks and Studio Entertainment segments.
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
Equity in the income of investees included in segment operating results is as follows:

	2016	2015	2014
Media Networks
Cable Networks	$783	$896	$895
Broadcasting	(186)	(82)	(39)
Parks and Resorts	(3)	—	(2)
Equity in the income of investees included in segment operating income	$594	$814	$854
Vice Gain	332	—	—
Total equity in the income of investees	$926	$814	$854
During fiscal 2016, the Company recognized its share of a net gain recorded by A+E, a joint venture owned 50% by the Company, in connection with A+E’s acquisition of an interest in Vice (Vice Gain). The Company’s $332 million share of the Vice Gain is recorded in “Equity in the income of investees” in the Consolidated Statement of Income but is not included in segment operating income. See Note 3 for further discussion of the transaction.
The following segment results include allocations of certain costs, including information technology, pension, legal and other shared services costs, which are allocated based on metrics designed to correlate with consumption. These allocations are agreed-upon amounts between the businesses and may differ from amounts that would be negotiated in arm’s length transactions. In addition, all significant intersegment transactions have been eliminated except that Studio Entertainment revenues and operating income include an allocation of Consumer Products & Interactive Media revenues, which is meant to reflect royalties on revenue generated by Consumer Products & Interactive Media on merchandise based on intellectual property from certain Studio Entertainment films.

	2016	2015	2014
Revenues
Media Networks	$23,689	$23,264	$21,152
Parks and Resorts	16,974	16,162	15,099
Studio Entertainment
Third parties	8,701	6,838	6,988
Intersegment	740	528	290
	9,441	7,366	7,278
Consumer Products & Interactive Media
Third parties	6,268	6,201	5,574
Intersegment	(740)	(528)	(290)
	5,528	5,673	5,284

Total consolidated revenues	$55,632	$52,465	$48,813
Segment operating income
Media Networks	$7,755	$7,793	$7,321
Parks and Resorts	3,298	3,031	2,663
Studio Entertainment	2,703	1,973	1,549
Consumer Products & Interactive Media	1,965	1,884	1,472
Total segment operating income	$15,721	$14,681	$13,005
Reconciliation of segment operating income to income before income taxes
Segment operating income	$15,721	$14,681	$13,005
Corporate and unallocated shared expenses	(640)	(643)	(611)
Restructuring and impairment charges	(156)	(53)	(140)
Other expense, net	—	—	(31)
Interest income/(expense), net	(260)	(117)	23
Vice Gain	332	—	—
Infinity Charge(1)	(129)	—	—
Income before income taxes	$14,868	$13,868	$12,246
Capital expenditures
Media Networks
Cable Networks	$86	$127	$172
Broadcasting	80	71	88
Parks and Resorts
Domestic	2,180	1,457	1,184
International	2,035	2,147	1,504
Studio Entertainment	86	107	63
Consumer Products & Interactive Media	53	87	48
Corporate	253	269	252
Total capital expenditures	$4,773	$4,265	$3,311

	2016	2015	2014
Depreciation expense
Media Networks	$237	$245	$238
Parks and Resorts
Domestic	1,273	1,169	1,117
International	445	345	353
Studio Entertainment	51	55	48
Consumer Products & Interactive Media	63	69	69
Corporate	251	249	239
Total depreciation expense	$2,320	$2,132	$2,064
Amortization of intangible assets
Media Networks	$18	$21	$12
Parks and Resorts	3	3	2
Studio Entertainment	74	84	88
Consumer Products & Interactive Media	112	114	122
Corporate	—	—	—
Total amortization of intangible assets	$207	$222	$224
Identifiable assets(2)
Media Networks	$32,706	$30,638
Parks and Resorts	28,275	25,510
Studio Entertainment	15,359	15,334
Consumer Products & Interactive Media	9,332	9,678
Corporate(3)	6,361	7,022
Total consolidated assets	$92,033	$88,182
Supplemental revenue data
Affiliate fees	$12,259	$12,029	$10,632
Advertising	8,649	8,499	8,094
Retail merchandise, food and beverage	6,116	5,986	5,598
Theme park admissions	5,900	5,483	5,114
Revenues
United States and Canada	$42,616	$40,320	$36,769
Europe	6,714	6,507	6,505
Asia Pacific	4,582	3,958	3,930
Latin America and Other	1,720	1,680	1,609
	$55,632	$52,465	$48,813
Segment operating income
United States and Canada	$12,139	$10,820	$9,594
Europe	1,815	1,964	1,581
Asia Pacific	1,324	1,365	1,342
Latin America and Other	443	532	488
	$15,721	$14,681	$13,005

	2016	2015
Long-lived assets(4)
United States and Canada	$56,388	$53,976
Europe	8,125	8,254
Asia Pacific	8,228	6,817
Latin America and Other	210	182
	$72,951	$69,229

(1)
In fiscal 2016, the Company discontinued its Infinity console game business, which is reported in the Consumer Products & Interactive Media segment, and recorded a charge primarily to write down inventory. The charge also included severance and other asset impairments. The charge was reported in “Cost of products” in the Consolidated Statement of Income.

(2)	Identifiable assets include amounts associated with equity method investments, goodwill and intangible assets. Equity method investments by segment are as follows:

	2016	2015
Media Networks	$4,032	$2,454
Parks and Resorts	22	9
Studio Entertainment	3	2
Consumer Products & Interactive Media	—	1
Corporate	25	17
	$4,082	$2,483
Goodwill and intangible assets by segment are as follows:

	2016	2015
Media Networks	$18,153	$18,186
Parks and Resorts	373	376
Studio Entertainment	8,450	8,538
Consumer Products & Interactive Media	7,653	7,768
Corporate	130	130
	$34,759	$34,998

(3)	Primarily fixed assets, cash and cash equivalents, deferred tax assets and investments.

(4)	Long-lived assets are total assets less the following: current assets, long-term receivables, deferred taxes, financial investments and derivatives.

2	Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of The Walt Disney Company and its majority-owned and controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
The Company enters into relationships or investments with other entities that may be a variable interest entity (VIE). A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE (as defined by ASC 810-10-25-38). Disneyland Paris, Hong Kong Disneyland Resort and Shanghai Disney Resort (collectively the International Theme Parks) are VIEs. Company subsidiaries (the Management Companies) have management agreements with the International Theme Parks, which provide the Management Companies, subject to certain protective rights of joint venture partners, with the ability to direct the day-to-day operating activities and the development of business strategies that we believe most significantly impact the economic performance of the International Theme Parks. In addition, the Management Companies receive management fees under these arrangements that we believe could be significant to the International Theme Parks. Therefore, the Company has consolidated the International Theme Parks in its financial statements.

Reporting Period
The Company’s fiscal year ends on the Saturday closest to September 30 and consists of fifty-two weeks with the exception that approximately every six years, we have a fifty-three week year. When a fifty-three week year occurs, the Company reports the additional week in the fourth quarter. Fiscal 2016 and 2014 were fifty-two week years. Fiscal 2015 was a fifty-three week year.
Reclassifications
Certain reclassifications have been made in the fiscal 2015 and fiscal 2014 financial statements and notes to conform to the fiscal 2016 presentation.
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
Significant service revenues include:

•	Affiliate fees

•	Advertising revenues

•	Revenue from the licensing and distribution of film and television properties

•	Admissions to our theme parks, charges for room nights at hotels and sales of cruise vacation packages

•	Licensing of intellectual property for use on consumer merchandise, published materials and in multi-platform games
Significant operating costs related to the sale of services include:

•	Amortization of programming, production, participations and residuals costs

•	Distribution costs

•	Operating labor

•	Facilities and infrastructure costs
Significant tangible product revenues include:

•	The sale of food, beverage and merchandise at our retail locations

•	The sale of DVDs, Blu-ray discs and video game discs and accessories

•	The sale of books, comic books and magazines
Significant operating costs related to the sale of tangible products include:

•	Costs of goods sold

•	Amortization of programming, production, participations and residuals costs

•	Distribution costs

•	Operating labor

•	Retail occupancy costs

•	Game development costs
Revenue Recognition
Television advertising revenues are recognized when commercials are aired. Affiliate fee revenue is recognized as services are provided based on per subscriber rates set out in agreements with Multi-channel Video Programming Distributors (MVPD) and the number of subscribers reported by the MVPDs.
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
Revenues from our branded online and mobile operations are recognized as services are rendered. Advertising revenues at our internet operations or associated with the distribution of our video content online are recognized when advertisements are viewed online.
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
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense for fiscal years 2016, 2015 and 2014 was $2.9 billion, $2.6 billion and $2.8 billion, respectively.
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
The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is other-than-temporary. If the decline in fair value is determined to be other-than-temporary, the cost basis of the investment is written down to fair value.
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
Inventories
Inventory primarily includes vacation timeshare units, merchandise, food, materials and supplies. Carrying amounts of vacation ownership units are recorded at the lower of cost or net realizable value. Carrying amounts of merchandise, food, materials and supplies inventories are generally determined on a moving average cost basis and are recorded at the lower of cost or market.

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
Film and television production, participation and residual costs are expensed over the applicable product life cycle based upon the ratio of the current period’s revenues to estimated remaining total revenues (Ultimate Revenues) for each production. For film productions, Ultimate Revenues include revenues from all sources that will be earned within ten years from the date of the initial theatrical release. For television series, Ultimate Revenues include revenues that will be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later. For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition. Costs of film and television productions are subject to regular recoverability assessments, which compare the estimated fair values with the unamortized costs. The Company bases these fair value measurements on the Company’s assumptions about how market participants would price the assets at the balance sheet date, which may be different than the amounts ultimately realized in future periods. The amount by which the unamortized costs of film and television productions exceed their estimated fair values is written off. Film development costs for projects that have been abandoned or have not been set for production within three years are generally written off.
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
The net realizable values of network television broadcast program licenses and rights are reviewed for recoverability using a daypart methodology. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. The Company’s dayparts are: primetime, daytime, late night, news and sports (includes broadcast and cable networks). The net realizable values of other cable programming assets are reviewed on an aggregated basis for each cable network.
Internal-Use Software Costs
The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project and it is probable that the project will be completed and the software will be used for the function intended. As of October 1, 2016 and October 3, 2015, capitalized software costs, net of accumulated depreciation, totaled $714 million and $753 million, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, ranging from 3-10 years.
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

Goodwill, Other Intangible Assets and Long-Lived Assets
The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and if current events or circumstances require, on an interim basis. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. The Company compares the fair value of each reporting unit to its carrying amount to determine if there is a potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of the goodwill.
To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate. We apply what we believe to be the most appropriate valuation methodology for each of our reporting units. We include in the projected cash flows an estimate of the revenue we believe the reporting unit would receive if the intellectual property developed by the reporting unit that is being used by other reporting units was licensed to an unrelated third party at its fair market value. These amounts are not necessarily the same as those included in segment operating results.
In times of adverse economic conditions in the global economy, the Company’s long-term cash flow projections are subject to a greater degree of uncertainty than usual. If we had established different reporting units or utilized different valuation methodologies or assumptions, the impairment test results could differ, and we could be required to record impairment charges.
The Company is required to compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized for the excess. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate. The Company has determined that there are currently no legal, competitive, economic or other factors that materially limit the useful life of our FCC licenses and trademarks.
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
The Company tested its goodwill and other indefinite-lived intangible assets, investments and long-lived assets for impairment and recorded non-cash impairment charges of $7 million, $10 million and $46 million in fiscal years 2016, 2015 and 2014, respectively. The fiscal 2014 impairment charges related to radio FCC licenses held by businesses in the Media Networks segment. The fair values of the radio FCC licenses were derived from market transactions. These impairment charges were recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income.
The Company expects its aggregate annual amortization expense for existing amortizable intangible assets for fiscal years 2017 through 2021 to be as follows:

2017	$192
2018	191
2019	186
2020	180
2021	175

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
A reconciliation of the weighted average number of common and common equivalent shares outstanding and the number of Awards excluded from the diluted earnings per share calculation, as they were anti-dilutive, are as follows:

	2016	2015	2014
Weighted average number of common and common equivalent shares outstanding (basic)	1,629	1,694	1,740
Weighted average dilutive impact of Awards	10	15	19
Weighted average number of common and common equivalent shares outstanding (diluted)	1,639	1,709	1,759
Awards excluded from diluted earnings per share	6	3	6

3	Acquisitions
BAMTech
In August 2016, the Company acquired a 15% interest in BAMTech, an entity which holds Major League Baseball’s streaming technology and content delivery businesses, for $450 million. The Company is committed to acquire an additional 18% interest for $557 million in January 2017. The Company accounts for its interest in BAMTech as an equity method investment. In addition, the Company has an option to increase its ownership to 66% by acquiring additional shares at fair market value from Major League Baseball between August 2020 and August 2023.
Vice/A+E
Vice is a media company targeting a millennial audience through news and pop culture content and creative brand integration. During fiscal 2016, A+E acquired an 8% interest in Vice in exchange for a 49.9% interest in one of A+E’s cable channels, H2, which has been rebranded as Viceland and programmed with Vice content. As a result of this exchange, A+E recognized a net non-cash gain based on the estimated fair value of H2. The Company’s share of the Vice Gain totaled $332 million and was recorded in “Equity in the income of investees” in the Consolidated Statement of Income in fiscal 2016. At October 1, 2016, A+E had a 20% interest in Vice.
In addition, during fiscal 2016, the Company acquired an 11% interest in Vice for $400 million of cash.
The Company accounts for its interests in A+E and Vice as equity method investments.
Maker Studios
On May 7, 2014, the Company acquired Maker Studios, Inc. (Maker), a leading network of online video content, for approximately $500 million of cash consideration. Maker shareholders were eligible to receive up to $450 million of additional cash upon Maker’s achievement of certain performance targets for calendar years 2014 and 2015. At the date of the acquisition, the Company recorded a $198 million liability for the fair value of the contingent consideration (determined by a probability weighting of potential payouts). In fiscal 2015 and fiscal 2016, the Company paid $105 million and $70 million, respectively, for the contingent consideration. The majority of the purchase price was allocated to goodwill, which is not deductible for tax purposes. Goodwill reflects the synergies expected from enhancing the presence of Disney’s franchises and brands through the use of Maker’s distribution platform, advanced technology and business intelligence capability. The revenue and net income of Maker included in the Company’s Consolidated Statements of Income for fiscal years 2016, 2015 and 2014 were not material.
Hulu
At the end of fiscal 2015, the Company had a 33% interest in Hulu, a joint venture owned one-third each by the Company, Twenty-First Century Fox, Inc. and Comcast Corporation. In August 2016, Time Warner, Inc. (TW) acquired a 10% interest in the venture from Hulu for $583 million diluting the Company’s ownership interest to 30%, which results in a deemed sale by the Company. For not more than 36 months from August 2016, TW may put its shares to Hulu or Hulu may call the shares from TW under certain limited circumstances arising from regulatory review. The Company and Twenty-First Century Fox, Inc. have agreed to make a capital contribution for up to approximately $300 million each if required to fund the repurchase of shares from TW. The Company expects to recognize a gain of approximately $175 million associated with the deemed sale of a portion of its ownership interest in Hulu if the put and call options are not exercised.
In addition, the Company has guaranteed $113 million of Hulu’s $338 million term loan, which expires in October 2017.
The Company accounts for its interest in Hulu as an equity method investment.

Goodwill
The changes in the carrying amount of goodwill for the years ended October 1, 2016 and October 3, 2015 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products & Interactive Media	Total
Balance at Sept. 27, 2014	$16,378	$291	$6,856	$4,356	$27,881
Acquisitions	3	—	2	—	5
Dispositions	—	—	—	(1)	(1)
Other, net	(27)	—	(22)	(10)	(59)
Balance at Oct. 3, 2015	$16,354	$291	$6,836	$4,345	$27,826
Acquisitions	1	—	1	—	2
Dispositions	—	—	—	—	—
Other, net	(10)	—	(7)	(1)	(18)
Balance at Oct. 1, 2016	$16,345	$291	$6,830	$4,344	$27,810

4	Dispositions and Other Expense, net

Other expense, net is as follows:

	2016	2015	2014
Venezuelan foreign currency translation loss	$—	$—	$(143)
Gain on sale of property and other	—	—	112
Other expense, net	$—	$—	$(31)
Venezuela foreign currency loss
The Company has operations in Venezuela, including film and television distribution and merchandise licensing and has net monetary assets denominated in Venezuelan bolivares (BsF), which primarily consist of cash. The Venezuelan government (Government) has foreign currency exchange controls, which provide different exchange mechanisms that impact the Company’s ability to convert its BsF denominated monetary assets to U.S. dollars. During fiscal 2014, the Government launched a new currency exchange mechanism, and the Company began translating its BsF denominated net monetary assets at the rates determined in this market resulting in a loss of $143 million reported in “Other expense, net” in the Consolidated Statement of Income. In fiscal 2015 and 2016, the Government introduced additional exchange mechanisms (including the Divisa Comercial “DICOM”) resulting in immaterial losses in those fiscal years, which are included in “Costs and expenses” in the Consolidated Statements of Income. At October 1, 2016, the Company translated its approximately 4.3 billion BsF denominated net monetary assets using rates determined by the Venezuelan DICOM market (656 BsF per U.S. dollar).
Gain on sale of property and other
In fiscal 2014, the Company recognized $83 million of gains primarily due to the sale of a property and $29 million for a portion of a settlement of an affiliate contract dispute.

5	Investments
Investments consist of the following:

	October 1, 2016	October 3, 2015
Investments, equity basis	$4,082	$2,483
Investments, other	198	160
	$4,280	$2,643

Investments, Equity Basis
A summary of combined financial information for equity investments, which primarily consist of media investments, A + E, BAMTech, CTV Specialty Television, Inc., Hulu, Seven TV and Vice, is as follows:

	2016	2015	2014
Results of Operations:
Revenues	$7,416	$6,561	$6,573
Net income	$1,855	$1,912	$2,003

	October 1, 2016	October 3, 2015	September 27, 2014
Balance Sheet
Current assets	$4,801	$3,676	$2,640
Non-current assets	8,906	6,429	6,294
	$13,707	$10,105	$8,934
Current liabilities	$2,018	$1,614	$1,504
Non-current liabilities	4,531	4,128	3,298
Shareholders’ equity	7,158	4,363	4,132
	$13,707	$10,105	$8,934
As of October 1, 2016, the book value of the Company’s equity method investments exceeded our share of the book value of the investees’ underlying net assets by approximately $1.4 billion, which represents amortizable intangible assets and goodwill arising from acquisitions.
The Company enters into transactions in the ordinary course of business with our equity investees, primarily related to the licensing of television and film programming. Revenues from these transactions were $0.5 billion, $0.4 billion and $0.3 billion in fiscal 2016, 2015 and 2014, respectively. The Company defers a portion of its profits from transactions with investees until the investee recognizes third-party revenue from the exploitation of the rights. The portion that is deferred reflects our ownership interest in the investee.
Investments, Other
As of October 1, 2016 and October 3, 2015, the Company held $85 million and $36 million, respectively, of securities classified as available-for-sale, $91 million and $81 million, respectively, of non-publicly traded cost-method investments and $22 million and $43 million, respectively, of investments in leveraged leases.
In fiscal 2016, the Company had no significant realized gains or losses on available-for-sale securities. In fiscal years 2015 and 2014, the Company had realized gains of $31 million and $165 million, respectively, on available-for-sale securities.
In fiscal years 2016, 2015 and 2014, the Company had realized gains of $23 million, $11 million and $53 million, respectively, on non-publicly traded cost-method investments.
In fiscal years 2016, 2015 and 2014, the Company recorded non-cash charges of $44 million, $14 million and $13 million, respectively, to reflect other-than-temporary losses in investment value.
Realized gains and losses on available-for-sale and non-publicly traded cost-method investments are reported in “Interest income/(expense), net” in the Consolidated Statements of Income.

6	International Theme Park Investments
The Company has a 47% ownership interest in the operations of Hong Kong Disneyland Resort, a 43% ownership interest in the operations of Shanghai Disney Resort and an 81% effective ownership interest in the operations of Disneyland Paris. The International Theme Parks are VIEs consolidated in the Company’s financial statements. See Note 2 for the Company’s policy on consolidating VIEs.

The following table summarizes the carrying amounts of the International Theme Parks’ assets and liabilities included in the Company’s consolidated balance sheets as of October 1, 2016 and October 3, 2015:

	International Theme Parks
	October 1, 2016	October 3, 2015
Cash and cash equivalents	$1,008	$781
Other current assets	331	252
Total current assets	1,339	1,033
Parks, resorts and other property	9,270	7,748
Other assets	88	62
Total assets	$10,697	$8,843

Current liabilities	$1,499	$1,027
Borrowings - long-term	1,087	319
Other long-term liabilities	256	195
Total liabilities	$2,842	$1,541
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s consolidated statements of income as of October 1, 2016:

October 1, 2016
Revenues	$2,455
Costs and expenses	(2,754)
Royalty and management fees from the International Theme Parks recognized by the Company totaled $148 million for fiscal 2016. Royalty and management fees are eliminated in consolidation but are considered in calculating earnings allocated to noncontrolling interests.
Fiscal 2016 International Theme Parks’ cash flows included in the Company’s consolidated cash flow statement are $0.4 billion generated from operating activities, $2.1 billion used in investing activities and $0.9 billion generated from financing activities.
Disneyland Paris
During calendar 2015, Disneyland Paris completed a recapitalization consisting of the following:

•
In February 2015, Disneyland Paris completed a €0.4 billion equity rights offering at €1.00 per share of which the Company funded €0.2 billion. The Company purchased shares that were unsubscribed by other Disneyland Paris shareholders, which increased the Company’s effective ownership by approximately four percentage points.

•
In February 2015, the Company converted €0.6 billion of its loans to Disneyland Paris into equity at a conversion price of €1.25 per share. The conversion increased the Company’s effective ownership by an additional 23 percentage points. In addition, Disneyland Paris repaid €0.3 billion that was outstanding under then existing lines of credit from the Company. These lines of credit were replaced by a new €0.4 billion line of credit from the Company bearing interest at EURIBOR plus 2% and maturing in 2023.

•
In September 2015, the Company completed a mandatory tender offer to the other Disneyland Paris shareholders and acquired €0.1 billion in shares at €1.25 per share, which increased the Company’s effective ownership by an additional eight percentage points.

•
In November 2015, to offset the dilution caused by the loan conversion, Disneyland Paris shareholders purchased €0.05 billion in shares from the Company at €1.25 per share, which decreased the Company’s effective ownership by four percentage points, resulting in an 81% effective ownership interest in Disneyland Paris.

As a result of the recapitalization, in fiscal 2015 the Company wrote off a $399 million deferred income tax asset (see Note 9).
The Company has term loans to Disneyland Paris with outstanding balances totaling €1.0 billion at October 1, 2016 bearing interest at a 4% fixed rate and maturing in 2024. In addition, €130 million is outstanding under the line of credit at October 1, 2016.

The Company has waived payment of royalties and management fees for the fourth quarter of fiscal 2016 through the third quarter of fiscal 2018.
Hong Kong Disneyland Resort
At October 1, 2016, the Government of the Hong Kong Special Administrative Region (HKSAR) and the Company had 53% and 47% equity interests in Hong Kong Disneyland Resort, respectively. HKSAR has the right to receive additional shares over time to the extent Hong Kong Disneyland Resort exceeds certain return on asset performance targets. The amount of additional shares HKSAR can receive is capped on both an annual and cumulative basis and could decrease the Company’s equity interest by up to an additional 7 percentage points over a period no shorter than 16 years.
As part of financing the construction of a third hotel, which we expect to open in 2017, the Company contributed $113 million of equity in fiscal 2016. HKSAR also converted $113 million of a loan to equity, leaving a balance at October 1, 2016 of HK$0.4 billion ($45 million) (see Note 8 for further details of this loan). In addition, the Company and HKSAR have committed to provide additional loans up to $149 million and $104 million, respectively. At October 1, 2016, the additional loans provided by the Company and HKSAR are $116 million and $77 million, respectively, bearing interest at a rate of three month HIBOR plus 2% and mature in September 2025.
The net impact to HKSAR and the Company’s ownership of Hong Kong Disneyland Resort during fiscal 2016 and 2015 as a result of the above activities was not material.
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
The Company has provided Shanghai Disney Resort with term loans totaling $757 million, bearing interest at rates up to 8% and maturing in 2036. In addition, the Company has an outstanding balance of $318 million due from Shanghai Disney Resort related to development and pre-opening costs of the resort, which is anticipated to be paid by the end of 2018. The Company has also provided Shanghai Disney Resort with a $157 million line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at October 1, 2016.
Shendi has provided Shanghai Disney Resort with term loans totaling 6.4 billion yuan (approximately $1.0 billion), bearing interest at rates up to 8% and maturing in 2036; however, early repayment is permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $205 million) line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at October 1, 2016.

7	Film and Television Costs and Advances
Film and television costs and advances are as follows:

	October 1, 2016	October 3, 2015
Theatrical film costs
Released, less amortization	$1,677	$1,445
Completed, not released	—	—
In-process	2,179	2,499
In development or pre-production	336	304
	4,192	4,248
Television costs
Released, less amortization	1,015	895
Completed, not released	365	395
In-process	417	352
In development or pre-production	13	10
	1,810	1,652
Television programming rights and advances	1,545	1,453
	7,547	7,353
Less current portion	1,208	1,170
Non-current portion	$6,339	$6,183
Based on management’s total gross revenue estimates as of October 1, 2016, approximately 79% of unamortized film and television costs for released productions (excluding amounts allocated to acquired film and television libraries) are expected to be amortized during the next three years. By the end of fiscal 2020, we will have reached on a cumulative basis, 80% amortization of the October 1, 2016 balance of unamortized film and television costs. Approximately $0.9 billion of accrued participation and residual liabilities will be paid in fiscal year 2017. The Company expects to amortize, based on current estimates, approximately $1.4 billion in capitalized film and television production costs during fiscal 2017.
At October 1, 2016, acquired film and television libraries have remaining unamortized costs of $200 million, which are generally amortized straight-line over a weighted-average remaining period of approximately 14 years.

8	Borrowings
The Company’s borrowings at October 1, 2016 and October 3, 2015, including the impact of interest rate and cross-currency swaps, are summarized below:

			2016
	2016	2015	Stated Interest Rate (1)	Pay Floating Interest rate and Cross- Currency Swaps (2)	Effective Interest Rate (3)	Swap Maturities
Commercial paper	$1,521	$2,430	—	$—	0.54%
U.S. medium-term notes (4)	16,827	13,873	2.80%	8,275	2.58%	2017-2026
Foreign currency denominated debt	448	447	4.88%	249	4.83%	2017
Capital Cities/ABC debt	107	108	8.75%	—	6.01%
Other (5)	180	159		—
	19,083	17,017	2.66%	8,524	2.49%
International Theme Parks borrowings	1,087	319	1.92%	—	4.30%
Total borrowings	20,170	17,336	2.62%	8,524	2.59%
Less current portion	3,687	4,563	1.24%	1,500	1.47%
Total long-term borrowings	$16,483	$12,773		$7,024

(1)
The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are the rates in effect at October 1, 2016; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest rate and cross-currency swaps outstanding as of October 1, 2016.

(3)	The effective interest rate includes the impact of existing and terminated interest rate and cross-currency swaps, purchase accounting adjustments and debt issuance premiums, discounts and costs.

(4)	Includes net debt issuance premiums, discounts and costs totaling $132 million and $88 million at October 1, 2016 and October 3, 2015, respectively.

(5)	Includes market value adjustments for debt with qualifying hedges totaling $146 million and $131 million at October 1, 2016 and October 3, 2015, respectively.
Commercial Paper
The Company has bank facilities with a syndicate of lenders to support commercial paper borrowings as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2017	$1,500	$—	$1,500
Facility expiring March 2019	2,250	—	2,250
Facility expiring March 2021	2,250	—	2,250
Total	$6,000	$—	$6,000
All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. As of October 1, 2016, the Company has $169 million of outstanding letters of credit, of which none were issued under this facility. The facilities specifically exclude certain entities, including the International Theme Parks, from any representations, covenants, or events of default and contain only one financial covenant, relating to interest coverage, which the Company met on October 1, 2016 by a significant margin.

Commercial paper activity is as follows:

	Commercial paper with original maturities less than three months, net(1)	Commercial paper with original maturities greater than three months	Total
Balance at Sept 27, 2014	$50	$—	$50
Additions	2,277	3,019	5,296
Payments	—	(2,920)	(2,920)
Other Activity	3	1	4
Balance at Oct 3, 2015	$2,330	$100	$2,430
Additions	—	4,794	4,794
Payments	(1,559)	(4,155)	(5,714)
Other Activity	6	5	11
Balance at Oct 1, 2016	$777	$744	$1,521
(1) Borrowings and reductions of borrowings are reported net.
Credit facility for cruise ships
In October 2016, the Company entered into two credit facilities to finance new cruise ships, which are expected to be delivered in 2021 and 2023. The financing may be used for up to 80% of the contract price of the cruise ships. Under the agreements, $1.0 billion in financing is available beginning in April 2021 and $1.1 billion is available beginning in April 2023. If utilized, the interest rates will be fixed at 3.48% and 3.74%, respectively, and payable semi-annually. The loans will be repaid in 24 equal installments over a 12-year period from the borrowing date. Early repayment is permitted subject to cancellation fees.
Shelf Registration Statement
The Company has a shelf registration statement in place, which allows the Company to issue various types of debt instruments, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue debt is subject to market conditions and other factors impacting our borrowing capacity.
U.S. Medium-Term Note Program
At October 1, 2016, the total debt outstanding under the U.S. medium-term note program was $16.8 billion with maturities ranging from 1 to 77 years. The debt outstanding includes $16.1 billion of fixed rate notes, which have stated interest rates that range from 0.88% to 7.55% and $660 million of floating rate notes that bear interest at U.S. LIBOR plus or minus a spread. At October 1, 2016, the effective rate on floating rate notes was 1.10%.
European Medium-Term Note Program
The Company has a European medium-term note program, which allows the Company to issue various types of debt instruments such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes and index linked or dual currency notes. Capacity under the program is $4.0 billion, subject to market conditions and other factors impacting our borrowing capacity. Capacity under the program replenishes as outstanding debt under the program is repaid. The Company had no outstanding borrowings under the program at October 1, 2016.
Foreign Currency Denominated Debt
At October 1, 2016, the Company had Canadian $328 million ($249 million) of debt outstanding, which bears interest at the Canadian Dealer Offered Rate plus 0.83% (1.72% at October 1, 2016) and matures in 2017.
The Company has short-term credit facilities of Indian rupee (INR) 11.6 billion ($173 million), which bear interest at rates determined at the time of drawdown and expire in 2017. At October 1, 2016, the outstanding balance was INR 3.6 billion ($54 million), which bears interest at an average rate of 8.35%.
At October 1, 2016, the Company had long-term credit facilities of INR 9.6 billion ($144 million). In October 2016, the balance was repaid and the facilities were canceled.

Capital Cities/ABC Debt
In connection with the Capital Cities/ABC, Inc. acquisition in 1996, the Company assumed debt previously issued by Capital Cities/ABC, Inc. At October 1, 2016, the outstanding balance was $107 million, which includes unamortized fair value adjustments recorded in purchase accounting. The debt matures in 2021 and has a stated interest rate of 8.75%.
International Theme Parks Borrowings
As part of financing the construction of a third hotel at Hong Kong Disneyland Resort, HKSAR converted $113 million of a loan to equity, leaving a balance at October 1, 2016 of HK$0.4 billion ($45 million). The interest rate on this loan is subject to biannual revisions and determined based on the Hong Kong prime rate less 0.875%, but is capped at an annual rate of 7.625% until March 2022. After March 2022, the interest rate is based on the Hong Kong prime rate but is capped at an annual rate of 8.50%. As of October 1, 2016, the rate on the loan was 4.13%. Debt service payments will be made depending on sufficient available funds. Repayment is required by September 30, 2022; however, early repayment is permitted.
In addition, HKSAR provided Hong Kong Disneyland Resort with a loan facility totaling HK$0.8 billion ($104 million) that bears interest at a rate of three month HIBOR plus 2% and matures in 2025; however, earlier repayment is permitted. At October 1, 2016, Hong Kong Disneyland Resort had borrowed HK$0.6 billion ($77 million) under the loan facility, which bears interest at a rate of 2.57%.
Shendi has provided Shanghai Disney Resort with term loans totaling 6.4 billion yuan (approximately $1.0 billion) bearing interest at rates up to 8% and maturing in 2036; however, early repayment is permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $205 million) line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at October 1, 2016.
Total borrowings, excluding market value adjustments and debt issuance premiums, discounts and costs, have the following scheduled maturities:

	Before International Theme Parks Consolidation	International Theme Parks	Total
2017	$3,686	$—	$3,686
2018	1,804	11	1,815
2019	2,759	—	2,759
2020	896	—	896
2021	2,100	17	2,117
Thereafter	7,824	1,059	8,883
	$19,069	$1,087	$20,156
The Company capitalizes interest on assets constructed for its parks and resorts and on theatrical productions. In fiscal years 2016, 2015 and 2014, total interest capitalized was $139 million, $110 million and $73 million, respectively. Interest expense, net of capitalized interest, for fiscal years 2016, 2015 and 2014 was $354 million, $265 million and $294 million, respectively.

9	Income Taxes

	2016	2015	2014
Income Before Income Taxes
Domestic (including U.S. exports)	$14,018	$12,825	$11,376
Foreign subsidiaries	850	1,043	870
	$14,868	$13,868	$12,246

Income Tax Expense/(Benefit)
Current
Federal	$3,146	$4,182	$2,932
State	154	333	206
Foreign (1)	533	525	600
	3,833	5,040	3,738
Deferred
Federal	1,172	82	409
State	100	(52)	81
Foreign	(27)	(54)	14
	1,245	(24)	504
	$5,078	$5,016	$4,242
 (1) Includes foreign withholding taxes

	October 1, 2016	October 3, 2015
Components of Deferred Tax Assets and Liabilities
Deferred tax assets
Accrued liabilities	$(2,385)	$(2,244)
Net operating losses and tax credit carryforwards	(1,567)	(1,396)
Other	(917)	(945)
Total deferred tax assets	(4,869)	(4,585)
Deferred tax liabilities
Depreciable, amortizable and other property	5,682	5,260
Foreign subsidiaries	348	583
Licensing revenues	480	396
Other	295	297
Total deferred tax liabilities	6,805	6,536
Net deferred tax liability before valuation allowance	1,936	1,951
Valuation allowance	1,602	1,288
Net deferred tax liability	$3,538	$3,239
At October 1, 2016 and October 3, 2015, the valuation allowance primarily related to $1.2 billion and $1.1 billion, respectively, of deferred tax assets for International Theme Parks’s net operating losses primarily in France and Hong Kong, and to a lesser extent, China. The noncontrolling interest share of the net operating losses were $0.4 billion and $0.4 billion at October 1, 2016 and October 3, 2015, respectively. The International Theme Parks net operating losses have an indefinite carryforward period in France and Hong Kong and a five-year carryforward period in China.
In the prior year, the Company had a $399 million deferred income tax asset on the difference between the Company’s tax basis in its investment in Disneyland Paris and the Company’s financial statement carrying value of Disneyland Paris. As a result of the Disneyland Paris recapitalization and the increase in the Company’s ownership interest (see Note 6 for further discussion of this transaction), the deferred tax asset was written off to income tax expense in fiscal 2015.
As of October 1, 2016, the Company had undistributed earnings of foreign subsidiaries of approximately $3.4 billion for which deferred U.S. federal income taxes have not been provided. The Company intends to reinvest these earnings for the foreseeable future. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Assuming these foreign earnings were repatriated under laws and rates applicable at 2016 fiscal year end, the incremental federal tax applicable to the earnings would be approximately $0.7 billion.
A reconciliation of the effective income tax rate to the federal rate is as follows:

	2016	2015	2014
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.8	1.9	2.0
Domestic production activity deduction	(1.6)	(1.9)	(2.1)
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(1.1)	(1.5)	(0.7)
Disneyland Paris recapitalization	—	2.9	—
Other, including tax reserves and related interest	0.1	(0.2)	0.4
	34.2%	36.2%	34.6%
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

	2016	2015	2014
Balance at the beginning of the year	$912	$803	$1,120
Increases for current year tax positions	71	98	51
Increases for prior year tax positions	142	280	133
Decreases in prior year tax positions	(158)	(193)	(487)
Settlements with taxing authorities	(123)	(76)	(14)
Balance at the end of the year	$844	$912	$803
The fiscal year-end 2016, 2015 and 2014 balances include $469 million, $501 million and $453 million, respectively, that if recognized, would reduce our income tax expense and effective tax rate. These amounts are net of the offsetting benefits from other tax jurisdictions.
As of the end of fiscal 2016, 2015 and 2014, the Company had $221 million, $231 million and $216 million, respectively, in accrued interest and penalties related to unrecognized tax benefits. During fiscal years 2016, 2015 and 2014, the Company accrued additional interest and penalties of $22 million, $68 million and $25 million, respectively, and recorded reductions in accrued interest and penalties of $32 million, $54 million and $21 million, respectively, as a result of audit settlements and other prior-year adjustments. The Company’s policy is to report interest and penalties as a component of income tax expense.
The Company is no longer subject to U.S. federal examination for years prior to 2013 and is no longer subject to examination in any of its major state or foreign tax jurisdictions for years prior to 2006.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the resolution of certain tax matters, which could include payments on those tax matters. These resolutions and payments could reduce our unrecognized tax benefits by $143 million.
In fiscal years 2016, 2015 and 2014, income tax benefits attributable to equity-based compensation transactions exceeded the amounts recorded based on grant date fair value. Accordingly, $207 million, $313 million and $255 million were credited to shareholders’ equity, respectively, in these years.
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

Defined Benefit Plans
The Company measures the actuarial value of its benefit obligations and plan assets for its defined benefit pension and postretirement medical benefit plans at September 30 and adjusts for any plan contributions or significant events between September 30 and our fiscal year end.
The following chart summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with the defined benefit pension and postretirement medical benefit plans:

	Pension Plans		Postretirement Medical Plans
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Projected benefit obligations
Beginning obligations	$(12,379)	$(12,190)	$(1,590)	$(1,567)
Service cost	(318)	(332)	(11)	(14)
Interest cost	(458)	(521)	(61)	(68)
Actuarial gain / (loss)	(1,769)	(176)	(142)	33
Plan amendments and other	8	28	(9)	(9)
Benefits paid(1)	436	812	54	35
Ending obligations	$(14,480)	$(12,379)	$(1,759)	$(1,590)
Fair value of plans’ assets
Beginning fair value	$9,415	$9,765	$568	$538
Actual return on plan assets	624	163	34	9
Contributions	839	337	61	48
Benefits paid(1)	(436)	(812)	(54)	(35)
Expenses and other	(41)	(38)	5	8
Ending fair value	$10,401	$9,415	$614	$568

Underfunded status of the plans	$(4,079)	$(2,964)	$(1,145)	$(1,022)
Amounts recognized in the balance sheet
Non-current assets	$—	$3	$—	$—
Current liabilities	(40)	(36)	—	(13)
Non-current liabilities	(4,039)	(2,931)	(1,145)	(1,009)
	$(4,079)	$(2,964)	$(1,145)	$(1,022)

(1)
Fiscal 2015 pension plans include $340 million of payments under a plan offered for a limited time to certain former employees who had vested benefits in our qualified defined benefit pension plans. These employees elected to receive an immediate lump-sum distribution in lieu of benefits they would have received following their retirement.

The components of net periodic benefit cost are as follows:

	Pension Plans			Postretirement Medical Plans
	2016	2015	2014	2016	2015	2014
Service cost	$318	$332	$277	$11	$14	$10
Interest cost	458	521	488	61	68	65
Expected return on plan assets	(747)	(711)	(645)	(45)	(39)	(36)
Amortization of prior year service costs	14	16	14	(1)	(1)	(2)
Recognized net actuarial loss / (gain)	242	247	145	8	10	(7)
Net periodic benefit cost	$285	$405	$279	$34	$52	$30

Key assumptions are as follows:
	Pension Plans			Postretirement Medical Plans
	2016	2015	2014	2016	2015	2014
Discount rate used to determine the benefit obligation	3.73%	4.47%	4.40%	3.73%	4.47%	4.40%
Discount rate used to determine the net periodic benefit cost	3.81%	4.40%	5.00%	3.81%	4.40%	5.00%
Rate of return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Rate of salary increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	7.00%	7.00%	7.00%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.25%	4.25%	4.25%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2030	2029	2028
In addition to the assumptions in the above table, assumed mortality is also a key assumption in determining benefit obligations. Net periodic benefit cost is based on assumptions determined at the prior-year end measurement date.
AOCI, before tax, as of October 1, 2016 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans	Postretirement Medical Plans	Total
Prior service cost	$(56)	$—	$(56)
Net actuarial loss	(5,470)	(263)	(5,733)
Total amounts included in AOCI	(5,526)	(263)	(5,789)
Prepaid / (accrued) pension cost	1,447	(882)	565
Net balance sheet liability	$(4,079)	$(1,145)	$(5,224)
Amounts included in AOCI, before tax, as of October 1, 2016 that are expected to be recognized as components of net periodic benefit cost during fiscal 2017 are:

	Pension Plans	Postretirement Medical Plans	Total
Prior service cost	$(11)	$—	$(11)
Net actuarial loss	(403)	(16)	(419)
Total	$(414)	$(16)	$(430)
Plan Funded Status
The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $13.4 billion, $12.4 billion and $9.5 billion, respectively, as of October 1, 2016 and $11.5 billion, $10.6 billion and $8.5 billion as of October 3, 2015, respectively.
For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and aggregate fair value of plan assets were $14.5 billion and $10.4 billion, respectively, as of October 1, 2016 and $12.4 billion and $9.4 billion as of October 3, 2015, respectively.
The Company’s total accumulated pension benefit obligations at October 1, 2016 and October 3, 2015 were $13.3 billion and $11.4 billion, respectively, of which 99% and 98%, respectively, was vested.
The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $1.8 billion and $0.6 billion, respectively, at October 1, 2016 and $1.6 billion and $0.6 billion, respectively, at October 3, 2015.

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

Asset Class	Minimum	Maximum

Equity investments	30%	60%
Fixed income investments	20%	40%
Alternative investments	10%	30%
Cash & money market funds	0%	10%
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

Level 1 – Quoted prices for identical instruments in active markets
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable
The following is a description of the valuation methodologies used for assets reported at fair value. There have been no changes in the methodologies used at October 1, 2016 and October 3, 2015.
Level 1 investments are valued based on reported market prices on the last trading day of the year. Investments in common and preferred stocks are valued based on the securities exchange-listed price or a broker’s quote in an active market. Investments in U.S. Treasury securities are valued based on a broker’s quote in an active market.
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
The Company’s defined benefit plan assets are summarized by level in the following tables:

	As of October 1, 2016
Description	Level 1	Level 2	Level 3	Total	Plan Asset Mix

Cash & money market funds	$116	$916	$—	$1,032	9%
Common and preferred stocks(1)	2,238	945	—	3,183	29%
Mutual funds	636	232	—	868	8%
Common collective funds	13	558	—	571	5%
Government and federal agency bonds, notes and MBS	2,114	458	—	2,572	24%
Corporate bonds	—	577	—	577	5%
Mortgage- and asset-backed securities	—	86	—	86	1%
Alternative investments	84	975	1,067	2,126	19%
Derivatives and other, net	(1)	1	—	—	—%
Total	$5,200	$4,748	$1,067	$11,015	100%

	As of October 3, 2015
Description	Level 1	Level 2	Level 3	Total	Plan Asset Mix

Cash & money market funds	$56	$1,036	$—	$1,092	11%
Common and preferred stocks(1)	2,000	883	—	2,883	29%
Mutual funds	476	215	—	691	7%
Common collective funds	13	476	—	489	5%
Government and federal agency bonds, notes and MBS	1,090	483	—	1,573	16%
Corporate bonds	—	671	—	671	7%
Mortgage- and asset-backed securities	—	137	—	137	1%
Alternative investments	80	952	1,200	2,232	22%
Derivatives and other, net	212	3	—	215	2%
Total	$3,927	$4,856	$1,200	$9,983	100%

(1)
Includes 2.8 million shares of Company common stock valued at $264 million (2% of total plan assets) and 2.8 million shares valued at $290 million (3% of total plan assets) at October 1, 2016 and October 3, 2015, respectively.

Changes in Level 3 assets are as follows:

	Year Ended
	October 1, 2016	October 3, 2015
Balance, beginning of year	$1,200	$1,266
Additions	174	168
Distributions	(300)	(332)
Gain / (Loss)	(7)	98
Balance, end of year	$1,067	$1,200

Uncalled Capital Commitments
Alternative investments held by the master trust include interests in investments that have rights to make capital calls to the investors. In such cases, the master trust would be contractually obligated to make a cash contribution at the time of the capital call. At October 1, 2016, the total committed capital still uncalled and unpaid was $623 million.
Plan Contributions
During fiscal 2016, the Company made contributions to its pension and postretirement medical plans totaling $900 million. In the first quarter of 2017, we contributed $1.3 billion and do not expect to make any additional material contributions for the remainder of fiscal 2017. However, final minimum funding requirements for fiscal 2017 will be determined based on our January 1, 2017 funding actuarial valuation, which we expect to receive during the fourth quarter of fiscal 2017.
Estimated Future Benefit Payments
The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension Plans	Postretirement Medical Plans(1)
2017	$470	$45
2018	469	49
2019	502	53
2020	535	57
2021	567	62
2022 – 2026	3,374	378

(1)	Estimated future benefit payments are net of expected Medicare subsidy receipts of $72 million.
Assumptions
Assumptions, such as discount rates, long-term rate of return on plan assets and the healthcare cost trend rate, have a significant effect on the amounts reported for net periodic benefit cost as well as the related benefit obligations.
Discount Rate — The assumed discount rate for pension and postretirement medical plans reflects the market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering yield curves constructed of a large population of high-quality corporate bonds and reflects the matching of the plans’ liability cash flows to the yield curves.
At the end of fiscal 2015, the Company changed the approach used to measure service and interest costs for pension and other postretirement benefits. For fiscal 2015, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For fiscal 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations but generally results in lower pension expense in periods when the yield curve is upward sloping, which was the case in fiscal 2016. The Company has accounted for this change as a change in accounting estimate and, accordingly, has accounted for it on a prospective basis starting in fiscal 2016.
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
Healthcare cost trend rate — The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. For the 2016 actuarial valuation, we assumed a 7.00% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over fourteen years until reaching 4.25%.

Sensitivity — A one percentage point (ppt) change in the key assumptions would have the following effects on the projected benefit obligations for pension and postretirement medical plans as of October 1, 2016 and on cost for fiscal 2017:

	Discount Rate		Expected Long-Term Rate of Return On Assets	Assumed Healthcare Cost Trend Rate
Increase/(decrease)	Benefit Expense	Projected Benefit Obligations	Benefit Expense	Net Periodic Postretirement Medical Cost	Projected Benefit Obligations
1 ppt decrease	$271	$2,853	$123	$(25)	$(233)
1 ppt increase	(235)	(2,401)	(123)	41	287
Multiemployer Benefit Plans
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
The following table sets forth our contributions to multiemployer pension and health and welfare benefit plans that were expensed during the fiscal years 2016, 2015 and 2014, respectively:

	2016	2015	2014
Pension plans	$126	$128	$115
Health & welfare plans	167	173	158
Total contributions	$293	$301	$273
Defined Contribution Plans
The Company has defined contribution retirement plans for domestic employees who began service after December 31, 2011 and are not eligible to participate in the defined benefit pension plans. In general, the Company contributes from 3% to 9% of an employee’s compensation depending on the employee’s age and years of service with the Company up to plan limits. The Company has savings and investment plans that allow eligible employees to contribute up to 50% of their salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s contribution up to plan limits. In fiscal years 2016, 2015 and 2014, the costs of these defined contribution plans were $131 million, $110 million and $87 million, respectively. The Company also has defined contribution retirement plans for employees in our international operations. In each of fiscal years 2016, 2015 and 2014, the costs of these defined contribution plans were $19 million.

11 Equity
The Company paid the following dividends in fiscal 2016, 2015 and 2014:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.71	$1.1 billion	Fourth Quarter of Fiscal 2016	First Half 2016
$0.71	$1.2 billion	Second Quarter of Fiscal 2016	Second Half 2015
$0.66	$1.1 billion	Fourth Quarter of Fiscal 2015	First Half 2015
$1.15	$1.9 billion	Second Quarter of Fiscal 2015	2014
$0.86	$1.5 billion	Second Quarter of Fiscal 2014	2013
The Company repurchased its common stock in fiscal 2016, 2015 and 2014 as follows:

Fiscal year	Shares acquired	Total paid
2016	74 million	$7.5 billion
2015	60 million	$6.1 billion
2014	84 million	$6.5 billion
On January 30, 2015, the Company’s Board of Directors increased the amount of shares that can be repurchased to 400 million shares as of that date. As of October 1, 2016, the Company had remaining authorization in place to repurchase 282 million additional shares. The repurchase program does not have an expiration date.
The following table summarizes the changes in each component of AOCI including our proportional share of equity method investee amounts, net of 37% estimated tax:

	Market Value Adjustments		Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Investments	Cash Flow Hedges
Balance at Sept. 28, 2013	$95	$83	$(1,271)	$(94)	$(1,187)
Unrealized gains (losses) arising during the period	109	169	(1,022)	18	(726)
Reclassifications of realized net (gains) losses to net income	(104)	(48)	97	—	(55)
Balance at Sept. 27, 2014	100	204	(2,196)	(76)	(1,968)
Unrealized gains (losses) arising during the period	(37)	421	(474)	(195)	(285)
Reclassifications of realized net (gains) losses to net income	(50)	(291)	173	—	(168)
Balance at Oct. 3, 2015	13	334	(2,497)	(271)	(2,421)
Unrealized gains (losses) arising during the period	13	(193)	(1,321)	(58)	(1,559)
Reclassifications of realized net (gains) losses to net income	—	(166)	167	—	1
Balance at Oct. 1, 2016	$26	$(25)	$(3,651)	$(329)	$(3,979)

Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Consolidated Statements of Income:	2016	2015	2014
Investments, net	Interest income/(expense), net	$—	$79	$165
Estimated tax	Income taxes	—	(29)	(61)
		—	50	104

Cash flow hedges	Primarily revenue	264	462	76
Estimated tax	Income taxes	(98)	(171)	(28)
		166	291	48

Pension and postretirement medical expense	Cost and expenses	(265)	(274)	(154)
Estimated tax	Income taxes	98	101	57
		(167)	(173)	(97)

Total reclassifications for the period		$(1)	$168	$55
At October 1, 2016 and October 3, 2015, the Company held available-for-sale investments in unrecognized gain positions totaling $49 million and $21 million, respectively, and no investments in significant unrecognized loss positions.
12 Equity-Based Compensation
Under various plans, the Company may grant stock options and other equity-based awards to executive, management and creative personnel. The Company’s approach to long-term incentive compensation contemplates awards of stock options and restricted stock units (RSUs). Certain RSUs awarded to senior executives vest based upon the achievement of market or performance conditions (Performance RSUs).
Stock options are generally granted at exercise prices equal to or exceeding the market price at the date of grant and become exercisable ratably over a four-year period from the grant date. The contractual terms for our outstanding stock option grants are 10 years. At the discretion of the Compensation Committee of the Company’s Board of Directors, options can occasionally extend up to 15 years after date of grant. RSUs generally vest ratably over four years and Performance RSUs fully vest after three years, subject to achieving market or performance conditions. Equity-based award grants generally provide continued vesting, in the event of termination, for employees that reach age 60 or greater, have at least ten years of service and have held the award for at least one year.
Each share granted subject to a stock option award reduces the number of shares available under the Company’s stock incentive plans by one share while each share granted subject to a RSU award reduces the number of shares available by two shares. As of October 1, 2016, the maximum number of shares available for issuance under the Company’s stock incentive plans (assuming all the awards are in the form of stock options) was approximately 77 million shares and the number available for issuance assuming all awards are in the form of RSUs was approximately 39 million shares. The Company satisfies stock option exercises and vesting of RSUs with newly issued shares. Stock options and RSUs are generally forfeited by employees who terminate prior to vesting.
Each year, during the first half of the year, the Company awards stock options and restricted stock units to a broad-based group of management and creative personnel. The fair value of options is estimated based on the binomial valuation model. The binomial valuation model takes into account variables such as volatility, dividend yield and the risk-free interest rate. The binomial valuation model also considers the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and the termination rate (the probability of a vested option being canceled due to the termination of the option holder) in computing the value of the option.

In fiscal years 2016, 2015 and 2014, the weighted average assumptions used in the option-valuation model were as follows:

	2016	2015	2014
Risk-free interest rate	2.3%	2.1%	3.0%
Expected volatility	26%	24%	25%
Dividend yield	1.32%	1.37%	1.37%
Termination rate	4.0%	3.2%	3.2%
Exercise multiple	1.62	1.48	1.48
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
Compensation expense for RSUs and stock options is recognized ratably over the service period of the award. Compensation expense for RSUs is based on the market price of the shares underlying the awards on the grant date. Compensation expense for Performance RSUs reflects the estimated probability that the market or performance conditions will be met.
The impact of stock options/rights and RSUs on income and cash flows for fiscal years 2016, 2015 and 2014, was as follows:

	2016	2015	2014
Stock option/rights compensation expense (1)	$93	$102	$102
RSU compensation expense	293	309	312
Total equity-based compensation expense (2)	386	411	414
Tax impact	(131)	(134)	(139)
Reduction in net income	$255	$277	$275
Equity-based compensation expense capitalized during the period	$78	$57	$49
Tax benefit reported in cash flow from financing activities	$208	$313	$255

(1)	Includes stock appreciation rights.

(2)	Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs.
The following table summarizes information about stock option transactions (shares in millions):

	2016
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	29	$54.93
Awards forfeited	(1)	91.27
Awards granted	4	112.69
Awards exercised	(7)	39.13
Awards expired/canceled	—	—
Outstanding at end of year	25	66.91
Exercisable at end of year	14	$49.65

The following tables summarize information about stock options vested and expected to vest at October 1, 2016 (shares in millions):

	Vested
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$ 0 — $ 35	2	$30.44	3.2
$ 36 — $ 45	6	39.10	4.9
$ 46 — $ 90	5	58.20	6.6
$ 91 — $ 115	1	92.40	8.2
	14

	Expected to Vest
Range of Exercise Prices	Number of Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$ 0 — $ 55	2	$50.97	6.3
$ 56 — $ 75	3	72.50	7.2
$ 76 — $ 95	3	92.09	8.2
$ 96 — $ 115	3	113.06	9.2
	11

(1)	Number of options expected to vest is total unvested options less estimated forfeitures.
The following table summarizes information about RSU transactions (shares in millions):

	2016
	Units	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	12	$68.71
Granted (1)	4	112.49
Vested	(5)	58.51
Forfeited	(1)	88.77
Unvested at end of year (2)	10	$88.84
(1) Includes 0.2 million Performance RSUs.
(2) Includes 0.7 million Performance RSUs.
The weighted average grant-date fair values of options granted during fiscal 2016, 2015 and 2014 were $30.93, $22.65 and $19.21, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during fiscal 2016, 2015 and 2014 totaled $981 million, $1,332 million and $1,257 million, respectively. The aggregate intrinsic values of stock options vested and expected to vest at October 1, 2016 were $603 million and $127 million, respectively.
As of October 1, 2016, unrecognized compensation cost related to unvested stock options and RSUs was $129 million and $469 million, respectively. That cost is expected to be recognized over a weighted-average period of 1.8 years for stock options and 1.6 years for RSUs.

Cash received from option exercises for fiscal 2016, 2015 and 2014 was $259 million, $329 million and $404 million, respectively. Tax benefits realized from tax deductions associated with option exercises and RSUs vesting for fiscal 2016, 2015 and 2014 totaled $342 million, $457 million and $431 million, respectively.
13 Detail of Certain Balance Sheet Accounts

	October 1, 2016	October 3, 2015
Current receivables
Accounts receivable	$8,458	$7,613
Other	760	563
Allowance for doubtful accounts	(153)	(157)
	$9,065	$8,019

Other current assets
Prepaid expenses	$449	$469
Other	244	493
	$693	$962

Parks, resorts and other property
Attractions, buildings and improvements	$27,930	$21,556
Leasehold improvements	830	769
Furniture, fixtures and equipment	16,912	16,068
Land improvements	4,598	4,352
	50,270	42,745
Accumulated depreciation	(26,849)	(24,844)
Projects in progress	2,684	6,028
Land	1,244	1,250
	$27,349	$25,179

Intangible assets
Character/franchise intangibles and copyrights	$5,829	$5,830
Other amortizable intangible assets	893	901
Accumulated amortization	(1,635)	(1,426)
Net amortizable intangible assets	5,087	5,305
FCC licenses	624	629
Trademarks	1,218	1,218
Other indefinite lived intangible assets	20	20
	$6,949	$7,172

Other non-current assets
Receivables	$1,651	$1,589
Prepaid expenses	229	211
Other	460	621
	$2,340	$2,421

Accounts payable and other accrued liabilities
Accounts payable	$6,860	$5,504
Payroll and employee benefits	1,747	1,797
Other	523	543
	$9,130	$7,844

Other long-term liabilities
Pension and postretirement medical plan liabilities	$5,184	$3,940
Other	2,522	2,429
	$7,706	$6,369
14 Commitments and Contingencies
Commitments
The Company has various contractual commitments for broadcast rights for sports, feature films and other programming, totaling approximately $51.0 billion, including approximately $0.4 billion for available programming as of October 1, 2016, and approximately $48.7 billion related to sports programming rights, primarily college football (including bowl games and the College Football Playoff) and basketball, NBA, NFL, MLB, US Open Tennis, various soccer rights, the Wimbledon Championships and the Masters golf tournament.
The Company has entered into operating leases for various real estate and equipment needs, including retail outlets and distribution centers for consumer products, broadcast equipment and office space for general and administrative purposes. Rental expense for operating leases during fiscal years 2016, 2015 and 2014, including common-area maintenance and contingent rentals, was $847 million, $859 million and $883 million, respectively.
The Company also has contractual commitments for two new cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives.
Contractual commitments for broadcast programming rights, future minimum lease payments under non-cancelable operating leases, cruise ships, creative talent and other commitments totaled $60.8 billion at October 1, 2016, payable as follows:

	Broadcast Programming	Operating Leases	Other	Total
2017	$6,119	$477	$1,880	$8,476
2018	6,015	376	1,006	7,397
2019	6,221	329	502	7,052
2020	6,416	278	486	7,180
2021	6,314	227	206	6,747
Thereafter	19,925	1,419	2,567	23,911
	$51,010	$3,106	$6,647	$60,763
Certain contractual commitments, principally broadcast programming rights and operating leases, have payments that are variable based primarily on revenues and are not included in the table above.

The Company has non-cancelable capital leases, primarily for land and broadcast equipment, which had gross carrying values of $464 million and $469 million at October 1, 2016 and October 3, 2015, respectively. Accumulated amortization related to these capital leases totaled $216 million and $196 million at October 1, 2016 and October 3, 2015, respectively. Future payments under these leases as of October 1, 2016 are as follows:

2017	$35
2018	24
2019	17
2020	15
2021	15
Thereafter	495
Total minimum obligations	601
Less amount representing interest	(407)
Present value of net minimum obligations	194
Less current portion	(20)
Long-term portion	$174
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of October 1, 2016, the remaining debt service obligation guaranteed by the Company was $316 million, of which $51 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for the Anaheim bonds.
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
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.9 billion as of October 1, 2016. Fiscal 2016 activity related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was $0.7 billion as of October 1, 2016. Fiscal 2016 activity related to the allowance for credit losses was not material.
15 Fair Value Measurement
The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level. See Note 10 for the definitions of fair value and each Level within the fair value hierarchy.

	Fair Value Measurement at October 1, 2016
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$85	$—	$—	$85
Derivatives
Interest rate	—	132	—	132
Foreign exchange	—	596	—	596
Other	—	6	—	6
Liabilities
Derivatives
Interest rate	—	(13)	—	(13)
Foreign exchange	—	(510)	—	(510)
Other	—	(4)	—	(4)
Total recorded at fair value	$85	$207	$—	$292
Fair value of borrowings	$—	$19,500	$1,579	$21,079

	Fair Value Measurement at October 3, 2015
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$36	$—	$—	$36
Derivatives
Interest rate	—	101	—	101
Foreign exchange	—	910	—	910
Liabilities
Derivatives
Foreign exchange	—	(178)	—	(178)
Other	—	(38)	—	(38)
Other	—	—	(96)	(96)
Total recorded at fair value	$36	$795	$(96)	$735
Fair value of borrowings	$—	$17,036	$752	$17,788
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
The fair value of the Level 3 other liabilities represented the estimated fair value of the contingent consideration for Maker, which was settled in fiscal 2016.
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
The Company also has assets that are required to be recorded at fair value on a non-recurring basis when the estimated future cash flows provide indicators that the asset may be impaired. During fiscal 2016 and 2015, the Company recorded film production cost impairment charges of $102 million and $65 million, respectively. At October 1, 2016 and October 3, 2015, the aggregate carrying value of the films for which we prepared the fair value analyses in fiscal 2016 and 2015 was $297 million and $184 million, respectively. The majority of the fiscal 2016 and all of the fiscal 2015 impairment charges are reported in “Cost of services” in the Consolidated Statements of Income. The balance of the fiscal 2016 charges related to the shutdown of certain international film production operations and are reported in “Restructuring and impairment charges” in the Consolidated Statements of Income. The film impairment charges reflected the excess of the unamortized cost of the impaired films over their estimated fair value using discounted cash flows, which is a Level 3 valuation technique.
Credit Concentrations
The Company monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments on an ongoing basis and does not currently anticipate nonperformance by the counterparties.
The Company does not expect that it would realize a material loss, based on the fair value of its derivative financial instruments as of October 1, 2016, in the event of nonperformance by any single derivative counterparty. The Company generally enters into derivative transactions only with counterparties that have a credit rating of A- or better and requires collateral in the event credit ratings fall below A- or aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.
The Company does not have material cash and cash equivalent balances with financial institutions that have below investment grade credit ratings. As of October 1, 2016, the Company’s balances with individual financial institutions that exceeded 10% of the Company’s total cash and cash equivalents were 34% of total cash and cash equivalents compared to 31% as of October 3, 2015.
The Company’s trade receivables and financial investments do not represent a significant concentration of credit risk at October 1, 2016 due to the wide variety of customers and markets into which the Company’s products are sold, their dispersion across geographic areas and the diversification of the Company’s portfolio among issuers.
16 Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of October 1, 2016
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$278	$191	$(209)	$(163)
Interest rate	—	132	(13)	—
Other	3	3	(4)	—
Derivatives not designated as hedges
Foreign exchange	125	2	(133)	(5)
Gross fair value of derivatives	406	328	(359)	(168)
Counterparty netting	(241)	(199)	316	124
Cash collateral (received)/paid	(77)	(44)	7	—
Net derivative positions	$88	$85	$(36)	$(44)

	As of October 3, 2015
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$406	$271	$(54)	$(17)
Interest rate	—	101	—	—
Other	—	—	(18)	(3)
Derivatives not designated as hedges
Foreign exchange	146	87	(102)	(5)
Other	—	—	—	(17)
Gross fair value of derivatives	552	459	(174)	(42)
Counterparty netting	(136)	(56)	169	23
Cash collateral received	(238)	(191)	—	—
Net derivative positions	$178	$212	$(5)	$(19)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of October 1, 2016 and October 3, 2015, the total notional amount of the Company’s pay-floating interest rate swaps was $8.3 billion and $6.4 billion, respectively. The following table summarizes adjustments related to fair value hedges included in “Interest income/(expense), net” in the Consolidated Statements of Income.

	2016	2015	2014
Gain (loss) on interest rate swaps	$18	$60	$(38)
Gain (loss) on hedged borrowings	(18)	(60)	38
In addition, the Company realized net benefits of $94 million, $97 million and $93 million for fiscal years 2016, 2015 and 2014, respectively, in “Interest income/(expense), net” related to the pay-floating interest rate swaps.
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at October 1, 2016 or at October 3, 2015, and gains and losses related to pay-fixed swaps recognized in earnings for fiscal years 2016, 2015 and 2014 were not material.
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

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of October 1, 2016 and October 3, 2015, the notional amounts of the Company’s net foreign exchange cash flow hedges were $5.6 billion and $6.5 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for fiscal years 2016, 2015 and 2014 were not material. Net deferred gains recorded in AOCI that will be reclassified to earnings in the next twelve months totaled $67 million.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at October 1, 2016 and October 3, 2015 were $3.3 billion and $3.3 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities for fiscal years 2016, 2015 and 2014 by corresponding line item in which they are recorded in the Consolidated Statements of Income:

	Costs and Expenses			Interest Income/ (Expense), net			Income Tax Expense
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Net gains (losses) on foreign currency denominated assets and liabilities	$2	$(574)	$(269)	$(2)	$42	$24	$49	$40	$34
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(65)	558	216	—	(43)	(24)	(24)	—	—
Net gains (losses)	$(63)	$(16)	$(53)	$(2)	$(1)	$—	$25	$40	$34
In addition to the amounts in this table, the Company recorded a $143 million foreign currency translation loss on net monetary assets denominated in Venezuelan BsF in fiscal 2014 that was reported in “Other expense, net” (see Note 4).
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices, and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount and fair value of these commodity forward contracts at October 1, 2016 and October 3, 2015 were not material. The related gains and losses recognized in earnings were not material for fiscal years 2016, 2015 and 2014.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount and fair value of these contracts at October 1, 2016 and October 3, 2015 were not material. The related gains and losses recognized in earnings were not material for fiscal years 2016, 2015 and 2014.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $86 million and $7 million at October 1, 2016 and October 3, 2015, respectively.

17 Restructuring and Impairment Charges
The Company recorded $156 million, $53 million and $140 million of restructuring and impairment charges in fiscal years 2016, 2015 and 2014, respectively. Charges in fiscal 2016 were primarily due to an investment impairment, asset impairments associated with shutting down certain international film production operations and severance and contract termination costs. Charges in fiscal 2015 were primarily due to a contract termination and severance. Charges in fiscal 2014 were primarily due to severance and radio FCC license impairments.
18 New Accounting Pronouncements
Restricted Cash
In November 2016, the Financial Accounting Standards Board (FASB) issued guidance that requires restricted cash to be presented with cash and cash equivalents in the statement of cash flows. The guidance is required to be adopted retrospectively, and is effective beginning in the first quarter of the Company’s 2019 fiscal year (with early adoption permitted). At October 1, 2016 and October 3, 2015, the Company held restricted cash of $150 million and $456 million, respectively, primarily associated with collateral received from counterparties to its derivative contracts. The Company’s restricted cash balances are presented in the Consolidated Balance Sheets as Other current assets and Other assets based on the maturity dates of the related derivatives. Under the new guidance, changes in the Company’s restricted cash will continue to be classified as either operating activities or investing activities in the Consolidated Statements of Cash Flows, depending on the nature of the activities that gave rise to the restriction.
Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued guidance that requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs instead of when the asset is sold to an outside party. The new guidance is effective beginning with the first quarter of the Company’s 2019 fiscal year (with early adoption permitted as of the beginning of an annual period). The guidance is required to be adopted retrospectively by recording a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. The Company is assessing the potential impact this guidance will have on its financial statements.
Stock Compensation - Employee Share-based Payments
In March 2016, the FASB issued guidance to amend certain aspects of accounting for employee share-based awards, including accounting for income taxes related to those transactions. This guidance will require recognizing excess tax benefits and deficiencies (that result from an increase or decrease in the fair value of an award from grant date to the vesting date or exercise date) on share-based compensation arrangements in the tax provision, instead of in equity as under the current guidance. In addition, these amounts will be classified as an operating activity in the statement of cash flows, instead of as a financing activity. The Company reported excess tax benefits of approximately $0.2 billion, $0.3 billion and $0.3 billion in fiscal 2016, 2015 and 2014, respectively. In addition, cash paid for shares withheld to satisfy employee taxes will be classified as a financing activity, instead of as an operating activity. Cash paid for employee taxes was approximately $0.2 billion, $0.3 billion and $0.3 billion in fiscal 2016, 2015 and 2014, respectively. The fiscal 2016, 2015 and 2014 amounts of excess tax benefits and cash paid for employee taxes are not necessarily indicative of future amounts that may arise in years following implementation of the new accounting pronouncement. The guidance is effective beginning in the first quarter of the Company’s 2018 fiscal year (with early adoption permitted) and is required to be adopted as follows:

•	Prospectively for the recognition of excess tax benefits and deficiencies in the tax provision

•	Retrospectively or prospectively for the classification of excess tax benefits and deficiencies in the statement of cash flows

•	Retrospectively for the classification of cash paid for shares withheld to satisfy employee taxes in the statement of cash flows
Leases
In February 2016, the FASB issued a new lease accounting standard, which requires the present value of committed operating lease payments to be recorded as right-of-use lease assets and lease liabilities on the balance sheet. As of October 1, 2016, the Company had an estimated $3.1 billion in undiscounted future minimum lease commitments. The Company is currently assessing the impact of the new guidance on its financial statements. The guidance is required to be adopted retrospectively, and is effective beginning in the first quarter of the Company’s 2020 fiscal year (with early adoption permitted).
Income Taxes
In November 2015, the FASB issued guidance to simplify the presentation of deferred income taxes by reporting the net amount of deferred tax assets and liabilities on a jurisdiction by jurisdiction basis as non-current on the balance sheet. The

Company adopted the provisions of this guidance on a prospective basis in the first quarter of fiscal 2016 by reclassifying $0.8 billion in current assets and reporting them as a reduction to non-current liabilities.
Revenue from Contracts with Customers
In May 2014, the FASB issued guidance that replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. Since its issuance, the FASB has amended several aspects of the new guidance, including provisions that address revenue recognition associated with the licensing of intellectual property. The new guidance, including the amendments, is effective beginning with the first quarter of the Company’s 2019 fiscal year (with early adoption permitted beginning fiscal year 2018). The guidance may be adopted either by restating all years presented in the Company’s financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. The Company is assessing the potential impact this guidance will have on its financial statements.

QUARTERLY FINANCIAL SUMMARY
(in millions, except per share data)

(unaudited)	Q1(1)	Q2 (2)	Q3 (3)	Q4 (4)
2016
Revenues	$15,244	$12,969	$14,277	$13,142
Segment operating income (5)	4,267	3,822	4,456	3,176
Net income	2,910	2,276	2,712	1,892
Net income attributable to Disney	2,880	2,143	2,597	1,771
Earnings per share:
Diluted	$1.73	$1.30	$1.59	$1.10
Basic	1.74	1.31	1.60	1.10
2015
Revenues	$13,391	$12,461	$13,101	$13,512
Segment operating income (5)	3,545	3,482	4,120	3,534
Net income	2,244	2,228	2,639	1,741
Net income attributable to Disney	2,182	2,108	2,483	1,609
Earnings per share:
Diluted	$1.27	$1.23	$1.45	$0.95
Basic	1.28	1.24	1.46	0.96

(1)
Results for the first quarter of fiscal 2016 included the Vice Gain, which had a favorable impact of $0.13 on earnings per diluted share, partially offset by restructuring and impairment charges ($0.03 per diluted share). These items resulted in a net positive benefit of $0.10 on diluted earnings per share.

(2)	Results for the second quarter of fiscal 2016 included an adverse impact of $0.06 on diluted earnings per share due to the Infinity Charge.

(3)	Results for the third quarter of fiscal 2016 included restructuring and impairment charges, which had an adverse impact of $0.03 on diluted earnings per share.

(4)
Results for the fourth quarter of fiscal 2016 included a favorable adjustment to the Infinity Charge taken in the second quarter ($0.01 per diluted share), partially offset by restructuring and impairment charges ($0.01 per diluted share). Results for the fourth quarter of fiscal 2015 included a non-cash charge in connection with the write-off of a deferred tax asset as a result of the Disneyland Paris recapitalization ($0.24 per diluted share) and restructuring and impairment charges ($0.02 per diluted share), which collectively resulted in a net adverse impact of $0.25 per diluted share.

(5)
Segment operating results reflect earnings before the Infinity Charge, corporate and unallocated shared expenses, restructuring and impairment charges, other expense, interest income/(expense), income taxes and noncontrolling interests. Segment operating income includes equity in the income of investees except for the Vice Gain.