Form 10-Q
period 2016-12-31
WALT DISNEY CO/
filed 2017-02-07
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,581,248,242 shares of common stock outstanding as of February 1, 2017.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended
	December 31, 2016	January 2, 2016
Revenues:
Services	$12,406	$12,622
Products	2,378	2,622
Total revenues	14,784	15,244
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(7,020)	(7,056)
Cost of products (exclusive of depreciation and amortization)	(1,386)	(1,567)
Selling, general, administrative and other	(1,985)	(2,025)
Depreciation and amortization	(687)	(607)
Total costs and expenses	(11,078)	(11,255)
Restructuring and impairment charges	—	(81)
Interest expense, net	(99)	(24)
Equity in the income of investees	118	474
Income before income taxes	3,725	4,358
Income taxes	(1,237)	(1,448)
Net income	2,488	2,910
Less: Net income attributable to noncontrolling interests	(9)	(30)
Net income attributable to The Walt Disney Company (Disney)	$2,479	$2,880

Earnings per share attributable to Disney:
Diluted	$1.55	$1.73

Basic	$1.56	$1.74

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,603	1,668

Basic	1,592	1,654

Dividends declared per share	$0.78	$0.71
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended
	December 31, 2016	January 2, 2016
Net income	$2,488	$2,910
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	(11)	(3)
Market value adjustments for hedges	280	(25)
Pension and postretirement medical plan adjustments	46	42
Foreign currency translation and other	(290)	(113)
Other comprehensive income/(loss)	25	(99)
Comprehensive income	2,513	2,811
Less: Net income attributable to noncontrolling interests	(9)	(30)
Less: Other comprehensive loss attributable to noncontrolling interests	99	51
Comprehensive income attributable to Disney	$2,603	$2,832
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	December 31, 2016	October 1, 2016
ASSETS
Current assets
Cash and cash equivalents	$3,736	$4,610
Receivables	9,878	9,065
Inventories	1,299	1,390
Television costs and advances	821	1,208
Other current assets	931	693
Total current assets	16,665	16,966
Film and television costs	6,572	6,339
Investments	4,220	4,280
Parks, resorts and other property
Attractions, buildings and equipment	49,912	50,270
Accumulated depreciation	(26,996)	(26,849)
	22,916	23,421
Projects in progress	2,902	2,684
Land	1,236	1,244
	27,054	27,349
Intangible assets, net	6,892	6,949
Goodwill	27,793	27,810
Other assets	2,380	2,340
Total assets	$91,576	$92,033

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$9,979	$9,130
Current portion of borrowings	5,698	3,687
Unearned royalties and other advances	3,640	4,025
Total current liabilities	19,317	16,842
Borrowings	14,792	16,483
Deferred income taxes	3,888	3,679
Other long-term liabilities	6,402	7,706
Commitments and contingencies (Note 10)
Equity
Preferred stock, $.01 par value, Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value, Authorized – 4.6 billion shares, Issued – 2.9 billion shares	35,906	35,859
Retained earnings	67,327	66,088
Accumulated other comprehensive loss	(3,855)	(3,979)
	99,378	97,968
Treasury stock, at cost, 1.3 billion shares	(56,168)	(54,703)
Total Disney Shareholders’ equity	43,210	43,265
Noncontrolling interests	3,967	4,058
Total equity	47,177	47,323
Total liabilities and equity	$91,576	$92,033
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Quarter Ended
	December 31, 2016	January 2, 2016
OPERATING ACTIVITIES
Net income	$2,488	$2,910
Depreciation and amortization	687	607
Deferred income taxes	(76)	551
Equity in the income of investees	(118)	(474)
Cash distributions received from equity investees	203	206
Net change in film and television costs and advances	440	705
Equity-based compensation	97	106
Other	187	211
Changes in operating assets and liabilities:
Receivables	(1,160)	(2,358)
Inventories	102	134
Other assets	126	91
Accounts payable and other accrued liabilities	(2,763)	(891)
Income taxes	1,047	658
Cash provided by operations	1,260	2,456

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(1,040)	(1,406)
Acquisitions	—	(400)
Other	5	8
Cash used in investing activities	(1,035)	(1,798)

FINANCING ACTIVITIES
Commercial paper borrowings, net	732	1,907
Borrowings	42	382
Reduction of borrowings	(194)	(564)
Repurchases of common stock	(1,465)	(2,352)
Proceeds from exercise of stock options	65	52
Other	(167)	13
Cash used in financing activities	(987)	(562)

Impact of exchange rates on cash and cash equivalents	(112)	(64)

Change in cash and cash equivalents	(874)	32
Cash and cash equivalents, beginning of period	4,610	4,269
Cash and cash equivalents, end of period	$3,736	$4,301
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	December 31, 2016			January 2, 2016
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$43,265	$4,058	$47,323	$44,525	$4,130	$48,655
Comprehensive income/(loss)	2,603	(90)	2,513	2,832	(21)	2,811
Equity compensation activity	48	—	48	128	—	128
Dividends	(1,237)	—	(1,237)	(1,168)	—	(1,168)
Common stock repurchases	(1,465)	—	(1,465)	(2,352)	—	(2,352)
Distributions and other	(4)	(1)	(5)	(7)	131	124
Ending balance	$43,210	$3,967	$47,177	$43,958	$4,240	$48,198
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the quarter ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation.
These financial statements should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K.
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
Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended
	December 31, 2016	January 2, 2016
Media Networks	$119	$142
Parks and Resorts	(2)	—
Consumer Products & Interactive Media	1	—
Equity in the income of investees included in segment operating income	118	142
Vice Gain	—	332
Total equity in the income of investees	$118	$474
During the quarter ended January 2, 2016, the Company recognized its share of a net gain recorded by A+E Television Networks (A+E), a joint venture owned 50% by the Company, in connection with A+E’s acquisition of an interest in Vice Group Holding, Inc. (Vice) (Vice Gain). The Company’s $332 million share of the Vice Gain is recorded in “Equity in the income of investees” in the Condensed Consolidated Statement of Income but is not included in segment operating income. See Note 3 for further discussion of the transaction.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Segment revenues and segment operating income are as follows:

	Quarter Ended
	December 31, 2016	January 2, 2016
Revenues (1):
Media Networks	$6,233	$6,332
Parks and Resorts	4,555	4,281
Studio Entertainment	2,520	2,721
Consumer Products & Interactive Media	1,476	1,910
	$14,784	$15,244
Segment operating income (1):
Media Networks	$1,362	$1,412
Parks and Resorts	1,110	981
Studio Entertainment	842	1,014
Consumer Products & Interactive Media	642	860
	$3,956	$4,267
(1) Studio Entertainment segment revenues and operating income include an allocation of Consumer Products & Interactive Media revenues, which is meant to reflect royalties on sales of merchandise based on certain film properties. The increase to Studio Entertainment revenues and operating income and corresponding decrease to Consumer Products & Interactive Media revenues and operating income totaled $181 million and $262 million for the quarters ended December 31, 2016 and January 2, 2016, respectively.
A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended
	December 31, 2016	January 2, 2016
Segment operating income	$3,956	$4,267
Corporate and unallocated shared expenses	(132)	(136)
Restructuring and impairment charges	—	(81)
Interest expense, net	(99)	(24)
Vice Gain	—	332
Income before income taxes	$3,725	$4,358

3.	Acquisitions
Vice/A+E
Vice is a media company targeting a millennial audience through news and pop culture content and creative brand integration. During the first quarter of fiscal 2016, A+E acquired an 8% interest in Vice in exchange for a 49.9% interest in one of A+E’s cable channels, H2, which has been rebranded as Viceland and programmed with Vice content. As a result of this exchange, A+E recognized a net non-cash gain based on the estimated fair value of H2. The Company’s share of the Vice Gain totaled $332 million and was recorded in “Equity in the income of investees” in the Condensed Consolidated Statement of Income in the first quarter of fiscal 2016. At December 31, 2016, A+E had a 20% interest in Vice.
In addition, during the first quarter of fiscal 2016, the Company acquired an 11% interest in Vice for $400 million of cash.
The Company accounts for its interests in A+E and Vice as equity method investments.
BAMTech
In August 2016, the Company acquired a 15% interest in BAMTech, an entity which holds Major League Baseball’s streaming technology and content delivery businesses, for $450 million. In January 2017, the Company acquired an additional 18% interest for $557 million. In addition, the Company has an option to increase its ownership to 66% by acquiring additional shares at fair market value from Major League Baseball between August 2020 and August 2023. The Company accounts for its interest in BAMTech as an equity method investment.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

4.	Borrowings
During the quarter ended December 31, 2016, the Company’s borrowing activity was as follows:

	October 1, 2016	Borrowings	Payments	Other Activity	December 31, 2016
Commercial paper with original maturities less than three months(1)	$777	$—	$(117)	$1	$661
Commercial paper with original maturities greater than three months	744	1,594	(745)	2	1,595
U.S. medium-term notes	16,827	—	—	5	16,832
International Theme Parks borrowings	1,087	13	—	(27)	1,073
Foreign currency denominated debt and other(2)	735	29	(194)	(241)	329
Total	$20,170	$1,636	$(1,056)	$(260)	$20,490

(1)	Borrowings and payments are reported net.

(2)	The other activity is primarily market value adjustments for debt with qualifying hedges.
The Company has bank facilities with a syndicate of lenders to support commercial paper borrowings as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2017	$1,500	$—	$1,500
Facility expiring March 2019	2,250	—	2,250
Facility expiring March 2021	2,250	—	2,250
Total	$6,000	$—	$6,000
All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. As of December 31, 2016, the Company has $172 million of outstanding letters of credit, of which none were issued under this facility. The facilities specifically exclude certain entities, including the International Theme Parks, from any representations, covenants, or events of default and contain only one financial covenant relating to interest coverage, which the Company met on December 31, 2016 by a significant margin.
Interest expense, net
Interest and investment income and interest expense are reported net in the Condensed Consolidated Statements of Income and consist of the following (net of capitalized interest):

	Quarter Ended
	December 31, 2016	January 2, 2016
Interest expense	$(121)	$(66)
Interest and investment income	22	42
Interest expense, net	$(99)	$(24)
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
The Company has an 81% effective ownership interest in the operations of Disneyland Paris, a 47% ownership interest in the operations of Hong Kong Disneyland Resort and a 43% ownership interest in the operations of Shanghai Disney Resort. The International Theme Parks are VIEs consolidated in the Company’s financial statements. See Note 1 for the Company’s policy on consolidating VIEs.
The following table summarizes the carrying amounts of the International Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets as of December 31, 2016 and October 1, 2016:

	International Theme Parks
	December 31, 2016	October 1, 2016
Cash and cash equivalents	$717	$1,008
Other current assets	343	331
Total current assets	1,060	1,339
Parks, resorts and other property	8,960	9,270
Other assets	89	88
Total assets	$10,109	$10,697

Current liabilities	$1,265	$1,499
Borrowings - long-term	1,073	1,087
Other long-term liabilities	267	256
Total liabilities	$2,605	$2,842
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statement of Income for the quarter ended December 31, 2016:

December 31, 2016
Revenues	$737
Costs and expenses	(760)
International Theme Parks royalty and management fees of $32 million recognized for the quarter ended December 31, 2016 are eliminated in consolidation but are considered in calculating earnings allocated to noncontrolling interests.
For the quarter ended December 31, 2016, International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statement of Cash Flows are $113 million generated from operating activities, $304 million used in investing activities and $13 million generated from financing activities.
Disneyland Paris
The Company has term loans to Disneyland Paris with outstanding balances totaling €1.0 billion at December 31, 2016 bearing interest at a 4% fixed rate and maturing in 2024. In addition, the Company has provided Disneyland Paris a €0.4 billion line of credit bearing interest at EURIBOR plus 2% and maturing in 2023. At December 31, 2016, €155 million is outstanding under the line of credit. The amounts of the loans and line of credit are eliminated upon consolidation.
The Company has waived royalties and management fees for the fourth quarter of fiscal 2016 through the third quarter of fiscal 2018.
Hong Kong Disneyland Resort
At December 31, 2016, the Government of the Hong Kong Special Administrative Region (HKSAR) and the Company had 53% and 47% equity interests in Hong Kong Disneyland Resort, respectively.
As part of financing the construction of a third hotel, the Company and HKSAR have provided loans with outstanding balances of $136 million and $91 million, respectively, which bear interest at a rate of three month HIBOR plus 2% and mature in September 2025. The amount of the Company’s loan is eliminated upon consolidation.

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
The Company has provided Shanghai Disney Resort with long-term loans totaling $762 million, bearing interest at rates up to 8%. In addition, the Company has an outstanding balance of $288 million due from Shanghai Disney Resort related to development and pre-opening costs of the resort and outstanding royalties and management fees. The Company has also provided Shanghai Disney Resort with a $157 million line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at December 31, 2016. The amounts of the loan and line of credit are eliminated upon consolidation.
Shendi has provided Shanghai Disney Resort with term loans totaling 6.5 billion yuan (approximately $0.9 billion), bearing interest at rates up to 8% and maturing in 2036; however, early repayment is permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $197 million) line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at December 31, 2016.

6.	Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Medical Plans
	Quarter Ended		Quarter Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Service costs	$91	$80	$3	$3
Interest costs	112	115	14	15
Expected return on plan assets	(219)	(188)	(12)	(11)
Amortization of prior-year service costs	3	3	—	—
Recognized net actuarial loss	101	61	4	2
Net periodic benefit cost	$88	$71	$9	$9
During the quarter ended December 31, 2016, the Company made $1.3 billion of contributions to its pension and postretirement medical plans. The Company currently does not expect to make any additional material contributions to its pension and postretirement medical plans during the remainder of fiscal 2017. However, final funding amounts for fiscal 2017 will be assessed based on our January 1, 2017 funding actuarial valuation, which we expect to receive during the fourth quarter of fiscal 2017.

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

	Quarter Ended
	December 31, 2016	January 2, 2016
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,592	1,654
Weighted average dilutive impact of Awards	11	14
Weighted average number of common and common equivalent shares outstanding (diluted)	1,603	1,668
Awards excluded from diluted earnings per share	16	4

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

8.	Equity
The Company paid the following dividends in fiscal 2017 and 2016:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.78	$1.2 billion	Second Quarter of Fiscal 2017	Second Half 2016
$0.71	$1.1 billion	Fourth Quarter of Fiscal 2016	First Half 2016
$0.71	$1.2 billion	Second Quarter of Fiscal 2016	Second Half 2015
During the quarter ended December 31, 2016, the Company repurchased 15 million shares of its common stock for $1.5 billion. As of December 31, 2016, the Company had remaining authorization in place to repurchase approximately 267 million additional shares. The repurchase program does not have an expiration date.
The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts, which is generally net of 37% estimated tax:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other(1)	AOCI
	Market Value Adjustments
	Investments	Cash Flow Hedges
Balance at October 1, 2016	$26	$(25)	$(3,651)	$(329)	$(3,979)
Quarter Ended December 31, 2016:
Unrealized gains (losses) arising during the period	(11)	324	(22)	(191)	100
Reclassifications of realized net (gains) losses to net income	—	(44)	68	—	24
Balance at December 31, 2016	$15	$255	$(3,605)	$(520)	$(3,855)

Balance at October 3, 2015	$13	$334	$(2,497)	$(271)	$(2,421)
Quarter Ended January 2, 2016:
Unrealized gains (losses) arising during the period	(3)	41	—	(62)	(24)
Reclassifications of realized net (gains) losses to net income	—	(66)	42	—	(24)
Balance at January 2, 2016	$10	$309	$(2,455)	$(333)	$(2,469)

(1)	Foreign Currency Translation and Other is net of an average 22% estimated tax at December 31, 2016 as the Company has not recognized deferred tax assets for some of our foreign entities.
Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended
		December 31, 2016	January 2, 2016
Cash flow hedges	Primarily revenue	$70	$105
Estimated tax	Income taxes	(26)	(39)
		44	66

Pension and postretirement medical expense	Costs and expenses	(108)	(67)
Estimated tax	Income taxes	40	25
		(68)	(42)

Total reclassifications for the period		$(24)	$24

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

At December 31, 2016 and October 1, 2016, the Company held available-for-sale investments in unrecognized gain positions totaling $29 million and $49 million, respectively, and no investments in significant unrecognized loss positions.

9.	Equity-Based Compensation
Compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended
	December 31, 2016	January 2, 2016
Stock options(1)	$20	$23
RSUs	77	83
Total equity-based compensation expense (2)	$97	$106
Equity-based compensation expense capitalized during the period	$21	$15

(1)	Includes stock appreciation rights.

(2)	Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $221 million and $770 million, respectively, as of December 31, 2016.
The weighted average grant date fair values of options granted during the quarters ended December 31, 2016 and January 2, 2016 were $25.78 and $31.17, respectively.
During the quarter ended December 31, 2016, the Company made equity compensation grants consisting of 4.5 million stock options and 3.6 million RSUs.

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
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of December 31, 2016, the remaining debt service obligation guaranteed by the Company was $316 million, of which $51 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.

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
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.8 billion as of December 31, 2016. The activity in the current period related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was approximately $0.7 billion as of December 31, 2016. The activity in the current period related to the allowance for credit losses was not material.
Income Taxes
During the quarter ended December 31, 2016, the Company decreased its gross unrecognized tax benefits by $23 million to $821 million.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters. These resolutions would reduce our unrecognized tax benefits by approximately $120 million, of which $23 million would reduce our income tax expense and effective tax rate if recognized.

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

	Fair Value Measurement at December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Investments	$55	$—	$—	$55
Derivatives
Interest rate	—	16	—	16
Foreign exchange	—	1,025	—	1,025
Other	—	12	—	12
Liabilities
Derivatives
Interest rate	—	(149)	—	(149)
Foreign exchange	—	(339)	—	(339)
Other	—	(1)	—	(1)
Total recorded at fair value	$55	$564	$—	$619
Fair value of borrowings	$—	$19,597	$1,389	$20,986

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Fair Value Measurement at October 1, 2016
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
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of December 31, 2016
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$429	$298	$(106)	$(103)
Interest rate	—	16	(127)	—
Other	8	4	(1)	—
Derivatives not designated as hedges
Foreign exchange	259	39	(129)	(1)
Interest rate	—	—	—	(22)
Gross fair value of derivatives	696	357	(363)	(126)
Counterparty netting	(306)	(149)	338	117
Cash collateral (received)/paid	(243)	(63)	1	—
Net derivative positions	$147	$145	$(24)	$(9)

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
Interest Rate Risk Management
The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. The Company’s objective is to mitigate the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. In accordance with its policy, the Company targets its fixed-rate debt as a percentage of its net debt between a minimum and maximum percentage. The Company primarily uses pay-floating and pay-fixed interest rate swaps to facilitate its interest rate risk management activities.
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of December 31, 2016 and October 1, 2016, the total notional amount of the Company’s pay-floating interest rate swaps was $8.3 billion and $8.3 billion, respectively. The following table summarizes adjustments related to fair value hedges included in “Interest expense, net” in the Condensed Consolidated Statements of Income.

	Quarter Ended
	December 31, 2016	January 2, 2016
Gain (loss) on interest rate swaps	$(232)	$(55)
Gain (loss) on hedged borrowings	232	55
In addition, the Company realized net benefits of $12 million and $23 million for the quarters ended December 31, 2016 and January 2, 2016, respectively, in “Interest expense, net” related to pay-floating interest rate swaps.
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at December 31, 2016 or at October 1, 2016 and gains and losses related to pay-fixed swaps recognized in earnings for the quarters ended December 31, 2016 and January 2, 2016 were not material.
To facilitate its interest rate risk management activities, the Company sold an option in November 2016 to enter into a future pay-floating interest rate swap indexed to LIBOR for $0.5 billion in future borrowings. The fair value of this contract as of December 31, 2016 was not material. The option is not designated as a hedge and does not qualify for hedge accounting, accordingly any changes in value will be recorded in earnings.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of December 31, 2016 and October 1, 2016, the notional amounts of the Company’s net foreign exchange cash flow hedges were $5.2 billion and $5.6 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the quarters ended December 31, 2016 and January 2, 2016 were not material. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months totaled $332 million.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at December 31, 2016 and October 1, 2016 were $3.5 billion and $3.3 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities for the quarters ended December 31, 2016 and January 2, 2016 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income.

	Costs and Expenses		Interest expense, net		Income Tax expense
Quarter Ended:	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Net gains (losses) on foreign currency denominated assets and liabilities	$(233)	$(89)	$7	$10	$23	$23
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	221	79	(7)	(12)	(31)	—
Net gains (losses)	$(12)	$(10)	$—	$(2)	$(8)	$23
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at December 31, 2016 and October 1, 2016 and related gains or losses recognized in earnings for the quarters ended December 31, 2016 and January 2, 2016 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount and fair value of these contracts at December 31, 2016 and October 1, 2016 were not material. The related gains or losses recognized in earnings were not material for the quarters ended December 31, 2016 and January 2, 2016.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $34 million and $86 million on December 31, 2016 and October 1, 2016, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

13. Restructuring and Impairment Charges
The Company recorded $81 million of restructuring and impairment charges in the prior-year quarter for an investment impairment and contract termination and severance costs.

14. New Accounting Pronouncements
Restricted Cash
In November 2016, the Financial Accounting Standards Board (FASB) issued guidance that requires restricted cash to be presented with cash and cash equivalents in the statement of cash flows. The guidance is required to be adopted retrospectively, and is effective beginning in the first quarter of the Company’s 2019 fiscal year (with early adoption permitted). At December 31, 2016 and October 1, 2016, the Company held restricted cash of approximately $335 million and $150 million, respectively, primarily associated with collateral received from counterparties to its derivative contracts. The Company’s restricted cash balances are presented in the Condensed Consolidated Balance Sheets as Other current assets and Other assets based on the maturity dates of the related derivatives. Under the new guidance, changes in the Company’s restricted cash will continue to be classified as either operating activities or investing activities in the Condensed Consolidated Statements of Cash Flows, depending on the nature of the activities that gave rise to the restricted cash balance.
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
Stock Compensation - Employee Share-based Payments
In March 2016, the FASB issued guidance to amend certain aspects of accounting for employee share-based awards, including accounting for income taxes related to those transactions. This guidance will require recognizing excess tax benefits and deficiencies (that result from an increase or decrease in the value of an award from grant date to the vesting date or exercise date) on share-based compensation arrangements in the tax provision, instead of in equity as under the current guidance. In addition, these amounts will be classified as an operating activity in the statement of cash flows, instead of as a financing activity. The Company reported excess tax benefits of $0.2 billion and $0.3 billion in fiscal 2016 and 2015, respectively. In addition, cash paid for shares withheld to satisfy employee taxes will be classified as a financing activity, instead of as an operating activity. Cash paid for employee taxes was $0.2 billion and $0.3 billion in fiscal 2016 and 2015, respectively. The fiscal 2016 and 2015 amounts of excess tax benefits and cash paid for employee taxes are not necessarily indicative of future amounts that may arise in years following implementation of the new accounting pronouncement.
The Company adopted the new guidance in the first quarter of fiscal 2017 as follows:

•
Excess tax benefits of $38 million in the current quarter were recognized as a benefit in “Income taxes” in the Condensed Consolidated Statement of Income and classified as a source in operating activities in the Condensed Consolidated Statement of Cash Flows. The guidance required prospective adoption for the statement of income and allowed for either prospective or retrospective adoption for the statement of cash flows. The Company elected to prospectively adopt the effect to the statement of cash flows and accordingly, did not restate the Condensed Consolidated Statement of Cash Flows for the quarter ended January 2, 2016.

•
Cash paid for shares withheld to satisfy employee taxes of $135 million for the quarter ended December 31, 2016 was classified as a use in financing activities in the Condensed Consolidated Statement of Cash Flows. The guidance required retrospective adoption; accordingly, a $94 million use was reclassified from an operating activity to a financing activity in the Condensed Consolidated Statement of Cash Flows for the quarter ended January 2, 2016.

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Revenue from Contracts with Customers
In May 2014, the FASB issued guidance that replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model, eliminating industry-specific accounting rules. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. Since its issuance, the FASB has amended several aspects of the new guidance, including provisions that address revenue recognition associated with the licensing of intellectual property. The new guidance, including the amendments, is effective beginning with the first quarter of the Company’s 2019 fiscal year (with early adoption permitted beginning fiscal year 2018). The guidance may be adopted either by restating all years presented in the Company’s financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. We are continuing to assess the potential impact of this guidance, including the impact on those areas currently subject to industry-specific guidance such as licensing of intellectual property. As part of our assessment, we are reviewing representative samples of customer contracts to determine the impact on revenue recognition under the new guidance. Our method of adoption will in part be based on the degree of change identified in our assessment.

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
Segment Results
Tax Impact of Employee Share-Based Awards
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
Our summary consolidated results are presented below:

	Quarter Ended		% Change
(in millions, except per share data)	December 31, 2016	January 2, 2016	Better/ (Worse)
Revenues:
Services	$12,406	$12,622	(2)%
Products	2,378	2,622	(9)%
Total revenues	14,784	15,244	(3)%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(7,020)	(7,056)	1%
Cost of products (exclusive of depreciation and amortization)	(1,386)	(1,567)	12%
Selling, general, administrative and other	(1,985)	(2,025)	2%
Depreciation and amortization	(687)	(607)	(13)%
Total costs and expenses	(11,078)	(11,255)	2%
Restructuring and impairment charges	—	(81)	100%
Interest expense, net	(99)	(24)	>(100)%
Equity in the income of investees	118	474	(75)%
Income before income taxes	3,725	4,358	(15)%
Income taxes	(1,237)	(1,448)	15%
Net income	2,488	2,910	(15)%
Less: Net income attributable to noncontrolling interests	(9)	(30)	70%
Net income attributable to Disney	$2,479	$2,880	(14)%
Diluted earnings per share attributable to Disney	$1.55	$1.73	(10)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Quarter Results
Revenues for the quarter decreased 3%, or $460 million, to $14.8 billion; net income attributable to Disney decreased 14%, or $401 million, to $2.5 billion; and diluted earnings per share attributable to Disney (EPS) decreased 10% from $1.73 to $1.55. The EPS decrease for the quarter was due to the Vice Gain recognized in the prior-year quarter (see Note 3 to the Condensed Consolidated Financial Statements), lower operating results and higher net interest expense, partially offset by a decrease in weighted average shares outstanding as a result of our share repurchase program. Operating results reflected declines in the sale of services and products and were adversely impacted by foreign currency translation due to the movement of the U.S. dollar against major currencies including the impact of our hedging program (FX Impact).
Revenues
Service revenues for the quarter decreased 2%, or $216 million, to $12.4 billion, due to lower licensing revenue from merchandise and games, sales of television programs, attendance at our domestic parks, advertising revenue and theatrical distribution revenues. These decreases were partially offset by the benefit of the opening of Shanghai Disney Resort in the prior-year third quarter, higher guest spending at our domestic parks and resorts and higher fees from Multi-channel Video Distributors (MVPDs) (Affiliate Fees). Service revenue reflected an approximate 1 percentage point decrease due to an unfavorable FX Impact.
Product revenues for the quarter decreased 9%, or $244 million, to $2.4 billion, due to the discontinuation of the Infinity business in the second quarter of the prior year and lower volumes at our home entertainment distribution and retail businesses. These decreases were partially offset by the benefit of the opening of Shanghai Disney Resort and higher guest spending at our domestic parks and resorts. Product revenue reflected an approximate 1 percentage point decrease due to an unfavorable FX Impact.
Costs and expenses
Cost of services for the quarter decreased 1%, or $36 million, to $7.0 billion, due to lower programming and production costs and lower film cost amortization, partially offset by the impact of the opening of Shanghai Disney Resort.
Cost of products for the quarter decreased 12%, or $181 million, to $1.4 billion, due to the discontinuation of the Infinity business and lower retail and home entertainment volumes, partially offset by the impact of the opening of Shanghai Disney Resort.
Selling, general, administrative and other costs decreased 2%, or $40 million, to $2.0 billion, due to the discontinuation of the Infinity business, partially offset by higher theatrical marketing costs. Selling, general, administrative and other costs reflected an approximate 2 percentage point benefit due to a favorable FX Impact.
Depreciation and amortization costs increased 13%, or $80 million, to $0.7 billion, due to the opening of Shanghai Disney Resort.
Restructuring and impairment charges
The Company recorded $81 million of restructuring and impairment charges in the prior-year quarter for an investment impairment and contract termination and severance costs.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	December 31, 2016	January 2, 2016	% Change Better/(Worse)
Interest expense	$(121)	$(66)	(83)%
Interest and investment income	22	42	(48)%
Interest expense, net	$(99)	$(24)	>(100)%
The increase in interest expense was due to higher average debt balances, higher average interest rates and lower capitalized interest. Capitalized interest was lower due to the completion of the majority of construction at Shanghai Disney Resort in the prior-year third quarter.
The decrease in interest and investment income for the quarter was due to gains on sales of investments in the prior-year quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Equity in the income of investees
Equity in the income of investees decreased $356 million to $118 million for the quarter due to the $332 million Vice
Gain ($0.13 of EPS in the prior-year quarter) (see Note 3 to the Condensed Consolidated Financial Statements).
Effective Income Tax Rate

	Quarter Ended
	December 31, 2016	January 2, 2016	Change Better/(Worse)
Effective income tax rate	33.2%	33.2%	—	ppt
The effective income tax rate for the quarter was comparable to the prior-year quarter as a favorable impact of an accounting change ($38 million) was offset by an adverse impact of a tax law change ($34 million). In the current quarter, the Company adopted new accounting guidance, which requires that excess tax benefits or tax deficiencies on employee share-based awards be included in “Income taxes” in the Condensed Consolidated Statement of Income. An excess tax benefit arises when the value of employee share-based award on the exercise or vesting date is higher than the fair value on the grant date. A tax deficiency arises when the value is lower than the fair value. These amounts were previously recorded in “Common stock” in the Condensed Consolidated Balance Sheet (see Note 14 to the Condensed Consolidated Financial Statements).
Noncontrolling Interests

	Quarter Ended
(in millions)	December 31, 2016	January 2, 2016	% Change Better/(Worse)
Net income attributable to noncontrolling interests	$9	$30	70%
The decrease in net income attributable to noncontrolling interests for the quarter was primarily due to lower net income at ESPN.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 31, 2016 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change
(in millions)	December 31, 2016	January 2, 2016	Better/ (Worse)
Revenues:
Media Networks	$6,233	$6,332	(2)%
Parks and Resorts	4,555	4,281	6%
Studio Entertainment	2,520	2,721	(7)%
Consumer Products & Interactive Media	1,476	1,910	(23)%
	$14,784	$15,244	(3)%
Segment operating income:
Media Networks	$1,362	$1,412	(4)%
Parks and Resorts	1,110	981	13%
Studio Entertainment	842	1,014	(17)%
Consumer Products & Interactive Media	642	860	(25)%
	$3,956	$4,267	(7)%

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended		% Change
(in millions)	December 31, 2016	January 2, 2016	Better/ (Worse)
Segment operating income	$3,956	$4,267	(7)%
Corporate and unallocated shared expenses	(132)	(136)	3%
Restructuring and impairment charges	—	(81)	100%
Interest expense, net	(99)	(24)	>(100)%
Vice Gain(1)	—	332	(100)%
Income before income taxes	$3,725	$4,358	(15)%
(1) See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the Vice Gain.
Depreciation expense is as follows:

	Quarter Ended		% Change
(in millions)	December 31, 2016	January 2, 2016	Better/ (Worse)
Media Networks
Cable Networks	$36	$37	3%
Broadcasting	21	21	—%
Total Media Networks	57	58	2%
Parks and Resorts
Domestic	328	318	(3)%
International	156	84	(86)%
Total Parks and Resorts	484	402	(20)%
Studio Entertainment	12	13	8%
Consumer Products & Interactive Media	15	14	(7)%
Corporate	68	63	(8)%
Total depreciation expense	$636	$550	(16)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Amortization of intangible assets is as follows:

	Quarter Ended		% Change
(in millions)	December 31, 2016	January 2, 2016	Better/ (Worse)
Media Networks	$2	$5	60%
Parks and Resorts	1	1	—%
Studio Entertainment	16	20	20%
Consumer Products & Interactive Media	32	31	(3)%
Total amortization of intangible assets	$51	$57	11%

Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	December 31, 2016	January 2, 2016	Better/ (Worse)
Revenues
Affiliate fees	$3,075	$2,960	4%
Advertising	2,529	2,619	(3)%
TV/SVOD distribution and other	629	753	(16)%
Total revenues	6,233	6,332	(2)%
Operating expenses	(4,298)	(4,355)	1%
Selling, general, administrative and other	(633)	(644)	2%
Depreciation and amortization	(59)	(63)	6%
Equity in the income of investees	119	142	(16)%
Operating Income	$1,362	$1,412	(4)%
Revenues
The increase in affiliate fees was due to growth of 7% from higher contractual rates, partially offset by decreases of 2% from fewer subscribers and 1% from an unfavorable FX Impact.
The decrease in advertising revenues was due to a decrease of $81 million at Cable Networks, from $1,488 million to $1,407 million and a decrease of $9 million at Broadcasting, from $1,131 million to $1,122 million. The decrease at Cable Networks was due to a 5% decrease from lower impressions, partially offset by a 1% increase from higher rates, both of which were negatively impacted by the shift in timing of College Football Playoff (CFP) bowl games relative to our fiscal quarter end. Six CFP games were aired in the first quarter of the prior year, whereas three CFP games were aired in the current quarter. Lower impressions reflected a decrease in average viewership, partially offset by an increase in units delivered. Broadcasting advertising revenues reflected an 11% decrease from lower impressions and a 2% decrease from other advertising, partially offset by a 12% increase from higher rates at the ABC Television Network and the owned television stations. The decrease in impressions was due to lower average viewership and, to a lesser extent, fewer network units delivered, which reflected the impact of higher political coverage. The increase in rates at the owned television stations was due to higher political advertising.
TV/SVOD distribution and other revenue decreased $124 million, from $753 million to $629 million due to the sale of Jessica Jones in the prior-year quarter, lower sales of cable programs in the current quarter and an unfavorable FX Impact, partially offset by higher sales of ABC programs in the current quarter.
Costs and Expenses
Operating expenses include programming and production costs, which decreased $48 million, from $4,059 million to $4,011 million. At Broadcasting, programming and production costs decreased $82 million due to the impact of lower program sales and a decrease in cost write-downs for network programming. At Cable Networks, programming and production costs increased $34 million due to contractual rate increases for NBA, NFL and CFP programming, partially offset by the timing of CFP games and the impact of lower program sales.
Selling, general, administrative and other costs decreased $11 million, from $644 million to $633 million due to a favorable FX Impact.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Equity in the Income of Investees
Income from equity investees decreased $23 million, from $142 million to $119 million. Approximately half of the decrease was due to lower equity income from A+E Television Networks (A+E) and approximately half of the decrease was due to equity losses from BAMTech, which was acquired in August 2016. The decrease at A+E was due to lower advertising revenue and higher programming costs, partially offset by higher affiliate fees and lower intangible amortization. The decrease also reflected a negative impact from the conversion of the H2 channel to Viceland in November 2015. Results at Hulu were comparable to the prior-year quarter.
 Segment Operating Income
Segment operating income decreased $50 million, to $1,362 million due to a decrease at ESPN and lower income from equity investees, partially offset by increases at the ABC Television Network and the owned television stations.
The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	December 31, 2016	January 2, 2016	Better/ (Worse)
Revenues
Cable Networks	$4,428	$4,521	(2)%
Broadcasting	1,805	1,811	—%
	$6,233	$6,332	(2)%
Segment operating income
Cable Networks	$864	$975	(11)%
Broadcasting	379	295	28%
Equity in the income of investees	119	142	(16)%
	$1,362	$1,412	(4)%
Restructuring and impairment charges
The Company recorded restructuring and impairment charges of $81 million related to Media Networks in the first quarter of fiscal 2016 for an investment impairment and contract termination and severance costs.

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change
(in millions)	December 31, 2016	January 2, 2016	Better/ (Worse)
Revenues
Domestic	$3,740	$3,674	2%
International	815	607	34%
Total revenues	4,555	4,281	6%
Operating expenses	(2,547)	(2,475)	(3)%
Selling, general, administrative and other	(411)	(422)	3%
Depreciation and amortization	(485)	(403)	(20)%
Equity in the loss of investees	(2)	—	nm
Operating Income	$1,110	$981	13%
Revenues
Parks and Resorts revenues increased 6%, or $274 million, to $4.6 billion due to increases of $208 million at our international operations and $66 million at our domestic operations. Revenues were unfavorably impacted by Hurricane Matthew at our domestic operations and a shift in the timing of the New Year’s holiday relative to our fiscal periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Revenue growth at our international operations reflected an increase of 33% from the opening of Shanghai Disney Resort in the prior-year third quarter and the benefit of a full period of operations at Disneyland Paris as the park was closed for four days in the prior-year quarter.
Revenue growth at our domestic operations reflected a 4% increase from higher average guest spending, partially offset by a 3% decrease from lower volumes. Guest spending growth was due to higher average ticket prices for admissions to our theme parks and sailings at our cruise line, increased food and beverage spending and higher average daily rates at our hotels. Lower volumes were due to decreases in attendance and occupied room nights. The decrease in attendance reflected the prior-year benefit of the 60th Anniversary celebration at Disneyland Resort, the impact in the current quarter from Hurricane Matthew at Walt Disney World Resort and the impact of the New Year’s holiday shift.
The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Dec. 31, 2016	Jan. 2, 2016	Dec. 31, 2016	Jan. 2, 2016	Dec. 31, 2016	Jan. 2, 2016
Parks
Increase/(decrease)
Attendance	(5)%	10%	50%	(7)%	6%	6%
Per Capita Guest Spending	7%	7%	(3)%	5%	2%	7%
Hotels (1)
Occupancy	91%	92%	79%	77%	88%	89%
Available Room Nights (in thousands)	2,569	2,608	731	620	3,300	3,228
Per Room Guest Spending	$324	$314	$289	$281	$317	$309

(1)
Per room guest spending consists of the average daily hotel room rate, as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2016 first quarter average foreign exchange rate. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.08 and $1.10 for the quarters ended December 31, 2016 and January 2, 2016, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased $40 million, from $1,162 million to $1,202 million, infrastructure costs, which decreased $1 million, from $463 million to $462 million and cost of sales, which increased $8 million, from $411 million to $419 million. The increase in operating labor was primarily due to the opening of Shanghai Disney Resort and inflation, partially offset by efficiency initiatives. The increase in cost of sales was due to the opening of Shanghai Disney Resort. Infrastructure costs were flat as decreases due to efficiency initiatives and lower dry-dock expenses were offset by increased costs due to the opening of Shanghai Disney Resort and inflation. A portion of the dry-dock costs for the Disney Wonder were incurred in the current quarter whereas all of the dry-dock costs for the Disney Dream were incurred in the prior-year first quarter. Other operating expenses, which include costs for items such as supplies, commissions and entertainment offerings, increased due to the opening of Shanghai Disney Resort.
The increase in depreciation and amortization was due to the opening of Shanghai Disney Resort.
Segment Operating Income
Segment operating income increased 13%, or $129 million, to $1.1 billion due to growth at our domestic and international operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	December 31, 2016	January 2, 2016	Better/ (Worse)
Revenues
Theatrical distribution	$961	$1,017	(6)%
Home entertainment	547	722	(24)%
TV/SVOD distribution and other	1,012	982	3%
Total revenues	2,520	2,721	(7)%
Operating expenses	(1,007)	(1,064)	5%
Selling, general, administrative and other	(643)	(610)	(5)%
Depreciation and amortization	(28)	(33)	15%
Operating Income	$842	$1,014	(17)%
Revenues
The decrease in theatrical distribution revenue reflected the comparison of Rogue One: A Star Wars Story in the current quarter to the exceptional performance of Star Wars: The Force Awakens in the prior-year quarter. This decrease was partially offset by the success of Doctor Strange and Moana in the current quarter compared to The Good Dinosaur, Bridge of Spies and the continued international performance of Ant-Man in the prior-year quarter.
The decrease in home entertainment revenue was due to a decrease of 24% from lower unit sales. The decrease in unit sales was due to lower sales of Star Wars Classic titles and Frozen, as well as the timing of Disney Classic releases. Aladdin Diamond Edition was released in the prior-year quarter, whereas the Beauty and the Beast Signature Collection Edition was released in the fourth quarter of fiscal 2016.
The increase in TV/SVOD distribution and other revenue was due to increases of 9% from TV/SVOD distribution and 3% from Lucasfilm’s special effects business, partially offset by a decrease of 8% from lower revenue share with the Consumer Products & Interactive Media segment due to the stronger performance of merchandise based on Star Wars and Frozen in the prior-year quarter. The increase in TV/SVOD distribution was due to growth in our pay and free television businesses, including the timing of title availabilities. Domestic pay television sales also reflected an increase from higher rates. Higher revenue from Lucasfilm’s special effects business was driven by more projects in the current quarter.
Costs and Expenses
Operating expenses include a decrease of $52 million in film cost amortization, from $718 million to $666 million primarily due to the impact of lower revenues. Operating expenses also include cost of goods sold and distribution costs, which decreased $5 million, from $346 million to $341 million due to lower home entertainment unit sales, partially offset by an increase in costs from Lucasfilm’s special effects business.
Selling, general, administrative and other costs increased $33 million from $610 million to $643 million due to higher theatrical marketing costs driven by spending on three significant titles released globally in the current quarter compared to two significant titles released globally in the prior-year quarter. The current quarter included Rogue One: A Star Wars Story, Moana and Doctor Strange, while the prior-year quarter included Star Wars: The Force Awakens and The Good Dinosaur. The prior-year quarter also included the domestic release of Bridge of Spies.
Segment Operating Income
Segment operating income decreased 17%, or $172 million, to $842 million due to decreases in home entertainment and theatrical distribution and lower revenue share with the Consumer Products & Interactive Media segment, partially offset by growth in TV/SVOD distribution.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Consumer Products & Interactive Media
Operating results for the Consumer Products & Interactive Media segment are as follows:

	Quarter Ended		% Change
(in millions)	December 31, 2016	January 2, 2016	Better/ (Worse)
Revenues
Licensing, publishing and games	$936	$1,300	(28)%
Retail and other	540	610	(11)%
Total revenues	1,476	1,910	(23)%
Operating expenses	(554)	(729)	24%
Selling, general, administrative and other	(234)	(276)	15%
Depreciation and amortization	(47)	(45)	(4)%
Equity in the income of investees	1	—	nm
Operating Income	$642	$860	(25)%
Revenues
The decrease in licensing, publishing and games revenue was due to decreases of 15% from our games business and 11% from our merchandise licensing business. Lower games revenue was due to the discontinuation of the Infinity business in the second quarter of the prior year and decreased licensing revenue from Star Wars: Battlefront, which was released in the prior-year quarter, partially offset by higher minimum guarantee shortfall recognition. Lower merchandise licensing revenue was due to higher revenue in the prior-year quarter from merchandise based on Star Wars and Frozen and an unfavorable FX Impact, partially offset by higher minimum guarantee shortfall recognition.
The decrease in retail and other revenue was driven by a decrease of 11% from our retail business due to lower comparable store and online sales, reflecting higher sales of Frozen and Star Wars merchandise in the prior-year quarter. This decrease was partially offset by sales of Moana merchandise in the current quarter.
Costs and Expenses
Operating expenses include a $147 million decrease in cost of goods sold and distribution costs, from $489 million to $342 million, a $7 million decrease in labor and occupancy costs, from $141 million to $134 million and an $18 million decrease in product development expense, from $79 million to $61 million. The decrease in cost of goods sold and distribution costs was due to the discontinuation of Infinity and lower retail sales. The decrease in product development expense was due to the discontinuation of Infinity.
Selling, general, administrative and other costs decreased $42 million from $276 million to $234 million primarily due to the discontinuation of Infinity.
Segment Operating Income
Segment operating income decreased 25%, or $218 million, to $642 million, due to lower results at our merchandise licensing, games and retail businesses.

TAX IMPACT OF EMPLOYEE SHARE-BASED AWARDS
As disclosed in Note 14 to the Condensed Consolidated Financial Statements, the Company adopted new accounting guidance in the current quarter with respect to the tax impacts (i.e. excess tax benefits or tax deficiencies) associated with employee share-based awards. For the current quarter, the Company recognized $38 million of excess tax benefits in “Income Taxes” in the Condensed Consolidated Statement of Income. Based on expected vesting/forfeiture/exercise of employee awards over the remainder of the year, we estimate that for fiscal 2017 we will recognize approximately $150 million of excess tax benefits in “Income Taxes”. We expect that the majority of this impact will occur in the first half of the fiscal year. The market price of Company common stock and actual exercise decisions of employee option holders will determine the actual excess tax benefits and, accordingly, the excess tax benefit that we recognize may be different than this estimate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	December 31, 2016	January 2, 2016
Cash provided by operations	$1,260	$2,456	(49)%
Cash used in investing activities	(1,035)	(1,798)	42%
Cash used in financing activities	(987)	(562)	(76)%
Impact of exchange rates on cash and cash equivalents	(112)	(64)	(75)%
Change in cash and cash equivalents	$(874)	$32	nm
Operating Activities
Cash provided by operating activities decreased 49% to $1.3 billion for the current quarter compared to $2.5 billion in the prior-year quarter due to an increase in contributions to the Company’s pension plans.
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

The Company’s film and television production and programming activity for the quarters ended December 31, 2016 and January 2, 2016 are as follows:

	Quarter Ended
(in millions)	December 31, 2016	January 2, 2016
Beginning balances:
Production and programming assets	$7,547	$7,353
Programming liabilities	(1,063)	(989)
	6,484	6,364
Spending:
Television program licenses and rights	2,031	1,767
Film and television production	1,275	1,231
	3,306	2,998
Amortization:
Television program licenses and rights	(2,728)	(2,558)
Film and television production	(1,018)	(1,145)
	(3,746)	(3,703)

Change in film and television production and programming costs	(440)	(705)
Other non-cash activity	(36)	13
Ending balances:
Production and programming assets	7,393	7,141
Programming liabilities	(1,385)	(1,469)
	$6,008	$5,672

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the quarters ended December 31, 2016 and January 2, 2016 are as follows:

	Quarter Ended
(in millions)	December 31, 2016	January 2, 2016
Media Networks
Cable Networks	$46	$27
Broadcasting	22	30
Total Media Networks	68	57
Parks and Resorts
Domestic	609	627
International	291	607
Total Parks and Resorts	900	1,234
Studio Entertainment	27	27
Consumer Products & Interactive Media	6	13
Corporate	39	75
	$1,040	$1,406
Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The decrease at our international parks and resorts was due to lower spending for Shanghai Disney Resort.
Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology infrastructure and equipment.
The Company currently expects its fiscal 2017 capital expenditures will be approximately $0.4 billion higher than fiscal 2016 capital expenditures of $4.8 billion primarily due to increased investments at our domestic parks and resorts partially offset by decreased investments at our international parks and resorts.
Other Investing Activities
During the prior-year quarter, acquisitions reflected $400 million for an 11% interest in Vice.

Financing Activities
Cash used in financing activities was $1.0 billion in the current quarter, which reflected repurchases of common stock of $1.5 billion partially offset by net cash inflows from borrowings of $0.6 billion.
Cash used in financing activities of $1.0 billion was $0.4 billion more than the $0.6 billion used in the prior-year quarter. The increase from the prior-year quarter reflected lower borrowings of $1.1 billion ($0.6 billion in the current quarter compared to $1.7 billion in the prior-year quarter). These impacts were partially offset by the benefit of lower common stock repurchases of $0.9 billion ($1.5 billion in the current quarter compared to $2.4 billion in the prior-year quarter).
See Note 4 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the quarter ended December 31, 2016 and information regarding the Company’s bank facilities. The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
See Note 8 to the Condensed Consolidated Financial Statements for a summary of the Company’s dividends in fiscal 2017 and 2016 and share repurchases during the quarter ended December 31, 2016.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of December 31, 2016, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on December 31, 2016 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the International Theme Parks, from any representations, covenants or events of default.

COMMITMENTS AND CONTINGENCIES
Legal Matters
As disclosed in Note 10 to the Condensed Consolidated Financial Statements, the Company has exposure for certain legal matters.
Guarantees
See Note 10 to the Condensed Consolidated Financial Statements for information regarding the Company’s guarantees.
Tax Matters
As disclosed in Note 9 to the Consolidated Financial Statements in the 2016 Annual Report on Form 10-K, the Company has exposure for certain tax matters.
Contractual Commitments
See Note 14 to the Consolidated Financial Statements in the 2016 Annual Report on Form 10-K for information regarding the Company’s contractual commitments.

OTHER MATTERS
Accounting Policies and Estimates
We believe that the application of the following accounting policies, which are important to our financial position and results of operations require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2016 Annual Report on Form 10-K.
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
Revenue Recognition
The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements in the 2016 Annual Report on Form 10-K for a summary of these revenue recognition policies.
We reduce home entertainment revenues for estimated future returns of merchandise and for customer programs and sales incentives. These estimates are based upon historical return experience, current economic trends and projections of customer demand for and acceptance of our products. If we underestimate the level of returns or sales incentives in a particular period, we may record less revenue in later periods when returns or sales incentives exceed the estimated amount. Conversely, if we overestimate the level of returns or sales incentives for a period, we may have additional revenue in later periods when returns or sales incentives are less than estimated.
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
Pension and Postretirement Medical Plan Actuarial Assumptions
The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement, which we evaluate annually. Refer to the 2016 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.

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
The Company has cost and equity investments. The fair value of these investments is dependent on the performance of the investee companies, as well as volatility inherent in the external markets for these investments. In assessing the potential impairment of these investments, we consider these factors, as well as the forecasted financial performance of the investees and market values, where available. If these forecasts are not met or market values indicate an other-than-temporary decline in value, impairment charges may be required.

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
Based on their evaluation as of December 31, 2016, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
There have been no changes in our internal controls over financial reporting during the first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As disclosed in Note 10 to the Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 10 relating to certain legal matters is incorporated herein by reference.

ITEM 1A. Risk Factors
The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward-looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: changes in domestic and global economic conditions, competitive conditions and consumer preferences; adverse weather conditions or natural disasters; health concerns; international, political or military developments; and technological developments. Such developments may affect entertainment, travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, demand for our products and services, expenses of providing medical and pension benefits and performance of some or all company businesses either directly or through their impact on those who distribute our products. Additional factors are discussed in the 2016 Annual Report on Form 10-K under the Item 1A, “Risk Factors.”

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2, 2016 – October 31, 2016	4,170,379	$92.21	4,141,500	278 million
November 1, 2016 – November 30, 2016	4,911,949	96.22	4,885,500	273 million
December 1, 2016 – December 31, 2016	5,998,579	102.59	5,974,000	267 million
Total	15,080,907	97.64	15,001,000	267 million

(1)
79,907 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
Christine M. McCarthy, Senior Executive Vice President and Chief Financial Officer
February 7, 2017
Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

3.2	Amended and Restated Bylaws	Exhibit 3.2 to the Current Report on Form 8-K of the Company dated November 30, 2016.

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes
Filed

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.