Form 10-Q
period 2017-04-01
WALT DISNEY CO/
filed 2017-05-09
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
April 1, 2017

Incorporated in Delaware	I.R.S. Employer Identification
No. 95-4545390
500 South Buena Vista Street, Burbank, California 91521
(818) 560-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,564,879,056 shares of common stock outstanding as of May 3, 2017.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Revenues:
Services	$11,487	$11,171	$23,893	$23,793
Products	1,849	1,798	4,227	4,420
Total revenues	13,336	12,969	28,120	28,213
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(5,839)	(5,566)	(12,859)	(12,622)
Cost of products (exclusive of depreciation and amortization)	(1,130)	(1,298)	(2,516)	(2,865)
Selling, general, administrative and other	(1,941)	(2,137)	(3,926)	(4,162)
Depreciation and amortization	(676)	(605)	(1,363)	(1,212)
Total costs and expenses	(9,586)	(9,606)	(20,664)	(20,861)
Restructuring and impairment charges	—	—	—	(81)
Interest expense, net	(84)	(67)	(183)	(91)
Equity in the income of investees	85	150	203	624
Income before income taxes	3,751	3,446	7,476	7,804
Income taxes	(1,212)	(1,170)	(2,449)	(2,618)
Net income	2,539	2,276	5,027	5,186
Less: Net income attributable to noncontrolling interests	(151)	(133)	(160)	(163)
Net income attributable to The Walt Disney Company (Disney)	$2,388	$2,143	$4,867	$5,023

Earnings per share attributable to Disney:
Diluted	$1.50	$1.30	$3.05	$3.04

Basic	$1.51	$1.31	$3.07	$3.06

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,591	1,643	1,597	1,655

Basic	1,580	1,633	1,586	1,643

Dividends declared per share	$—	$—	$0.78	$0.71
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net income	$2,539	$2,276	$5,027	$5,186
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	1	(1)	(10)	(4)
Market value adjustments for hedges	(164)	(204)	116	(229)
Pension and postretirement medical plan adjustments	80	40	126	82
Foreign currency translation and other	67	54	(223)	(59)
Other comprehensive income/(loss)	(16)	(111)	9	(210)
Comprehensive income	2,523	2,165	5,036	4,976
Less: Net income attributable to noncontrolling interests	(151)	(133)	(160)	(163)
Less: Other comprehensive (income)/loss attributable to noncontrolling interests	(9)	(19)	90	32
Comprehensive income attributable to Disney	$2,363	$2,013	$4,966	$4,845
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	April 1, 2017	October 1, 2016
ASSETS
Current assets
Cash and cash equivalents	$3,800	$4,610
Receivables	9,293	9,065
Inventories	1,304	1,390
Television costs and advances	1,133	1,208
Other current assets	740	693
Total current assets	16,270	16,966
Film and television costs	6,974	6,339
Investments	4,155	4,280
Parks, resorts and other property
Attractions, buildings and equipment	50,785	50,270
Accumulated depreciation	(27,646)	(26,849)
	23,139	23,421
Projects in progress	3,023	2,684
Land	1,237	1,244
	27,399	27,349
Intangible assets, net	6,845	6,949
Goodwill	27,831	27,810
Other assets	2,333	2,340
Total assets	$91,807	$92,033

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$8,077	$9,130
Current portion of borrowings	4,865	3,687
Unearned royalties and other advances	4,423	4,025
Total current liabilities	17,365	16,842
Borrowings	16,788	16,483
Deferred income taxes	4,006	3,679
Other long-term liabilities	6,381	7,706
Commitments and contingencies (Note 10)
Equity
Preferred stock, $.01 par value, Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value, Authorized – 4.6 billion shares, Issued – 2.9 billion shares	36,100	35,859
Retained earnings	69,708	66,088
Accumulated other comprehensive loss	(3,880)	(3,979)
	101,928	97,968
Treasury stock, at cost, 1.3 billion shares	(58,144)	(54,703)
Total Disney Shareholders’ equity	43,784	43,265
Noncontrolling interests	3,483	4,058
Total equity	47,267	47,323
Total liabilities and equity	$91,807	$92,033
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended
	April 1, 2017	April 2, 2016
OPERATING ACTIVITIES
Net income	$5,027	$5,186
Depreciation and amortization	1,363	1,212
Deferred income taxes	126	797
Equity in the income of investees	(203)	(624)
Cash distributions received from equity investees	397	383
Net change in film and television costs and advances	(428)	35
Equity-based compensation	189	205
Other	261	320
Changes in operating assets and liabilities:
Receivables	(284)	(542)
Inventories	90	218
Other assets	103	63
Accounts payable and other accrued liabilities	(1,934)	(746)
Income taxes	(9)	(522)
Cash provided by operations	4,698	5,985

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(1,923)	(2,556)
Acquisitions	(557)	(400)
Other	90	(82)
Cash used in investing activities	(2,390)	(3,038)

FINANCING ACTIVITIES
Commercial paper borrowings, net	914	709
Borrowings	2,053	3,766
Reduction of borrowings	(1,233)	(626)
Dividends	(1,237)	(1,168)
Repurchases of common stock	(3,500)	(4,391)
Proceeds from exercise of stock options	186	160
Other	(232)	(654)
Cash used in financing activities	(3,049)	(2,204)

Impact of exchange rates on cash and cash equivalents	(69)	3

Change in cash and cash equivalents	(810)	746
Cash and cash equivalents, beginning of period	4,610	4,269
Cash and cash equivalents, end of period	$3,800	$5,015
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	April 1, 2017			April 2, 2016
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$43,210	$3,967	$47,177	$43,958	$4,240	$48,198
Comprehensive income	2,363	160	2,523	2,013	152	2,165
Equity compensation activity	182	—	182	194	—	194
Common stock repurchases	(2,035)	—	(2,035)	(2,039)	—	(2,039)
Distributions and other	64	(644)	(580)	(2)	(506)	(508)
Ending balance	$43,784	$3,483	$47,267	$44,124	$3,886	$48,010
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Six Months Ended
	April 1, 2017			April 2, 2016
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$43,265	$4,058	$47,323	$44,525	$4,130	$48,655
Comprehensive income	4,966	70	5,036	4,845	131	4,976
Equity compensation activity	230	—	230	322	—	322
Dividends	(1,237)	—	(1,237)	(1,168)	—	(1,168)
Common stock repurchases	(3,500)	—	(3,500)	(4,391)	—	(4,391)
Distributions and other	60	(645)	(585)	(9)	(375)	(384)
Ending balance	$43,784	$3,483	$47,267	$44,124	$3,886	$48,010
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the six months ended April 1, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation.
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
The operating segments reported below are the segments of the Company for which separate financial information is available and for which results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.
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
Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Media Networks	$88	$151	$207	$293
Parks and Resorts	(3)	—	(5)	—
Consumer Products & Interactive Media	—	—	1	—
Equity in the income of investees included in segment operating income	85	151	203	293
Vice Gain	—	—	—	332
Other	—	(1)	—	(1)
Total equity in the income of investees	$85	$150	$203	$624
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
Segment revenues and segment operating income are as follows:

	Quarter Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Revenues (1):
Media Networks	$5,946	$5,793	$12,179	$12,125
Parks and Resorts	4,299	3,928	8,854	8,209
Studio Entertainment	2,034	2,062	4,554	4,783
Consumer Products & Interactive Media	1,057	1,186	2,533	3,096
	$13,336	$12,969	$28,120	$28,213
Segment operating income (1):
Media Networks	$2,223	$2,299	$3,585	$3,711
Parks and Resorts	750	624	1,860	1,605
Studio Entertainment	656	542	1,498	1,556
Consumer Products & Interactive Media	367	357	1,009	1,217
	$3,996	$3,822	$7,952	$8,089
(1) Studio Entertainment segment revenues and operating income include an allocation of Consumer Products & Interactive Media revenues, which is meant to reflect royalties on sales of merchandise based on certain film properties. The increase to Studio Entertainment revenues and operating income and corresponding decrease to Consumer Products & Interactive Media revenues and operating income totaled $107 million and $180 million for the quarters ended April 1, 2017 and April 2, 2016, respectively, and $288 million and $442 million for the six months ended April 1, 2017 and April 2, 2016, respectively.
A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Segment operating income	$3,996	$3,822	$7,952	$8,089
Corporate and unallocated shared expenses	(161)	(162)	(293)	(298)
Restructuring and impairment charges	—	—	—	(81)
Interest expense, net	(84)	(67)	(183)	(91)
Vice Gain	—	—	—	332
Infinity Charge(1)	—	(147)	—	(147)
Income before income taxes	$3,751	$3,446	$7,476	$7,804

(1) In the prior-year quarter, the Company discontinued its Infinity console game business, which is reported in the Consumer Products & Interactive Media segment, and recorded a charge primarily to write down inventory. The charge also included severance and other asset impairments. The charge was reported in “Cost of products” in the Condensed Consolidated Statement of Income.

3.	Acquisitions
Vice/A+E
Vice is a media company targeting a millennial audience through news and pop culture content and creative brand integration. During the first quarter of fiscal 2016, A+E acquired an 8% interest in Vice in exchange for a 49.9% interest in one of A+E’s cable channels, H2, which has been rebranded as Viceland and programmed with Vice content. As a result of this exchange, A+E recognized a net non-cash gain based on the estimated fair value of H2. The Company’s $332 million share of

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

the Vice Gain was recorded in “Equity in the income of investees” in the Condensed Consolidated Statement of Income in the first quarter of fiscal 2016. At April 1, 2017, A+E had a 20% interest in Vice.
In addition, during the first quarter of fiscal 2016, the Company acquired an 11% interest in Vice for $400 million of cash.
The Company accounts for its interests in A+E and Vice as equity method investments.
BAMTech
In August 2016, the Company paid $450 million for a 15% interest in BAMTech, an entity which holds Major League Baseball’s streaming technology and content delivery businesses. In January 2017, the Company acquired an additional 18% interest for $557 million. The Company has an option to increase its ownership to 66% by acquiring an additional interest at fair market value from Major League Baseball between August 2020 and August 2023. The Company accounts for its interest in BAMTech as an equity method investment.

4.	Borrowings
During the six months ended April 1, 2017, the Company’s borrowing activity was as follows:

	October 1, 2016	Borrowings	Payments	Other Activity	April 1, 2017
Commercial paper with original maturities less than three months(1)	$777	$—	$(280)	$2	$499
Commercial paper with original maturities greater than three months	744	3,536	(2,342)	9	1,947
U.S. medium-term notes	16,827	1,999	(1,000)	1	17,827
International Theme Parks borrowings	1,087	13	—	(10)	1,090
Foreign currency denominated debt and other(2)	735	41	(233)	(253)	290
Total	$20,170	$5,589	$(3,855)	$(251)	$21,653

(1)	Borrowings and payments are reported net.

(2)	The other activity is primarily market value adjustments for debt with qualifying hedges.
The Company has bank facilities with a syndicate of lenders to support commercial paper borrowings as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2018	$2,500	$—	$2,500
Facility expiring March 2019	2,250	—	2,250
Facility expiring March 2021	2,250	—	2,250
Total	$7,000	$—	$7,000
The Company had a $1.5 billion bank facility expiring in March 2017. This facility was refinanced increasing the borrowing capacity by $1.0 billion to $2.5 billion and extending the maturity date to March 2018. All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. As of April 1, 2017, the Company has $187 million of outstanding letters of credit, of which none were issued under this facility. The facilities specifically exclude certain entities, including the International Theme Parks, from any representations, covenants, or events of default and contain only one financial covenant relating to interest coverage, which the Company met on April 1, 2017 by a significant margin.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Interest expense, net
Interest and investment income and interest expense are reported net in the Condensed Consolidated Statements of Income and consist of the following (net of capitalized interest):

	Quarter Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Interest expense	$(115)	$(81)	$(236)	$(147)
Interest and investment income	31	14	53	56
Interest expense, net	$(84)	$(67)	$(183)	$(91)
Interest and investment income includes gains and losses on the sale of publicly and non-publicly traded investments, investment impairments and interest earned on cash and cash equivalents and certain receivables.

5.	International Theme Park Investments
The Company has an 89% effective ownership interest in the operations of Disneyland Paris, a 47% ownership interest in the operations of Hong Kong Disneyland Resort and a 43% ownership interest in the operations of Shanghai Disney Resort. The International Theme Parks are VIEs consolidated in the Company’s financial statements. See Note 1 for the Company’s policy on consolidating VIEs.
The following table summarizes the carrying amounts of the International Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets as of April 1, 2017 and October 1, 2016:

	International Theme Parks
	April 1, 2017	October 1, 2016
Cash and cash equivalents	$538	$1,008
Other current assets	385	331
Total current assets	923	1,339
Parks, resorts and other property	9,120	9,270
Other assets	83	88
Total assets	$10,126	$10,697

Current liabilities	$1,292	$1,499
Borrowings - long-term	1,090	1,087
Other long-term liabilities	283	256
Total liabilities	$2,665	$2,842
The following table summarizes the International Theme Parks’ revenues, costs and expenses and equity in the loss of investees included in the Company’s Condensed Consolidated Statement of Income for the six months ended April 1, 2017:

April 1, 2017
Revenues	$1,409
Costs and expenses	(1,513)
Equity in the loss of investees	(5)
For the six months ended April 1, 2017, royalty and management fees of $72 million are eliminated in consolidation but are considered in calculating earnings allocated to noncontrolling interests.
For the six months ended April 1, 2017, International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statement of Cash Flows were $208 million generated from operating activities, $595 million used in investing activities and $13 million generated from financing activities.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Disneyland Paris
In February 2017, the Company increased its effective ownership percentage from 81% to 88% by exchanging 1.36 million of the Company’s common shares for 70.5 million outstanding shares of Euro Disney S.C.A. (EDSCA), the publicly-traded French entity, which has an 82% interest in the Disneyland Paris operating company. The transaction was valued at €141 million ($150 million) based on a purchase price of €2 per share.
Subject to French regulatory clearance, the Company intends to make a cash tender offer for the remaining 109 million outstanding shares of EDSCA at a price of €2 per share (approximately €219 million or $234 million). If the Company’s ownership in EDSCA is at least 95% following the tender offer, the Company will proceed with a mandatory buyout and delisting of EDSCA from Euronext Paris.
Additionally, the Company committed to support a recapitalization of up to €1.5 billion (approximately $1.6 billion) to enable Disneyland Paris to continue the implementation of improvements, reduce debt and increase liquidity.
The Company has term loans to Disneyland Paris with outstanding balances totaling €1.0 billion at April 1, 2017 bearing interest at a 4% fixed rate and maturing in 2024. In addition, the Company has provided Disneyland Paris a €0.4 billion line of credit bearing interest at EURIBOR plus 2% and maturing in 2023. At April 1, 2017, €190 million is outstanding under the line of credit. The loans and line of credit are eliminated upon consolidation.
The Company has waived royalties and management fees for the fourth quarter of fiscal 2016 through the third quarter of fiscal 2018.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have 53% and 47% equity interests in Hong Kong Disneyland Resort, respectively.
As part of financing the construction of a third hotel, which opened April 30, 2017, the Company and HKSAR have provided loans with outstanding balances of $137 million and $92 million, respectively, which bear interest at a rate of three month HIBOR plus 2% and mature in September 2025. The Company’s loan is eliminated upon consolidation.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, is responsible for operating Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with long-term loans totaling $768 million, bearing interest at rates up to 8%. In addition, the Company has an outstanding balance of $290 million due from Shanghai Disney Resort related to development and pre-opening costs of the resort and outstanding royalties and management fees. The Company has also provided Shanghai Disney Resort with a $157 million line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at April 1, 2017. The loan and line of credit are eliminated upon consolidation.
Shendi has provided Shanghai Disney Resort with term loans totaling 6.6 billion yuan (approximately $1.0 billion), bearing interest at rates up to 8% and maturing in 2036; however, early repayment is permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $199 million) line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at April 1, 2017.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

6.	Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Service costs	$92	$79	$183	$159	$3	$3	$6	$6
Interest costs	111	114	223	229	14	15	28	30
Expected return on plan assets	(218)	(186)	(437)	(374)	(12)	(11)	(24)	(22)
Amortization of prior-year service costs	2	4	5	7	—	—	—	—
Recognized net actuarial loss	101	60	202	121	4	2	8	4
Net periodic benefit cost	$88	$71	$176	$142	$9	$9	$18	$18
During the six months ended April 1, 2017, the Company made $1.4 billion of contributions to its pension and postretirement medical plans. The Company currently does not expect to make any additional material contributions to its pension and postretirement medical plans during the remainder of fiscal 2017. However, final funding amounts for fiscal 2017 will be assessed based on our January 1, 2017 funding actuarial valuation, which we expect to receive during the fourth quarter of fiscal 2017.

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

	Quarter Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,580	1,633	1,586	1,643
Weighted average dilutive impact of Awards	11	10	11	12
Weighted average number of common and common equivalent shares outstanding (diluted)	1,591	1,643	1,597	1,655
Awards excluded from diluted earnings per share	8	12	12	8

8.	Equity
The Company paid the following dividends in fiscal 2017 and 2016:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.78	$1.2 billion	Second Quarter of Fiscal 2017	Second Half 2016
$0.71	$1.1 billion	Fourth Quarter of Fiscal 2016	First Half 2016
$0.71	$1.2 billion	Second Quarter of Fiscal 2016	Second Half 2015
During the six months ended April 1, 2017, the Company repurchased 34 million shares of its common stock for $3.5 billion. As of April 1, 2017, the Company had remaining authorization in place to repurchase approximately 248 million additional shares. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (AOCI) (generally net of 37% estimated tax) including our proportional share of equity method investee amounts:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other(1)	AOCI
	Market Value Adjustments
	Investments	Cash Flow Hedges
Balance at December 31, 2016	$15	$255	$(3,605)	$(520)	$(3,855)
Quarter Ended April 1, 2017:
Unrealized gains (losses) arising during the period	5	(132)	12	58	(57)
Reclassifications of realized net (gains) losses to net income	(4)	(32)	68	—	32
Balance at April 1, 2017	$16	$91	$(3,525)	$(462)	$(3,880)

Balance at January 2, 2016	$10	$309	$(2,455)	$(333)	$(2,469)
Quarter Ended April 2, 2016:
Unrealized gains (losses) arising during the period	(1)	(162)	(2)	35	(130)
Reclassifications of realized net (gains) losses to net income	—	(42)	42	—	—
Balance at April 2, 2016	$9	$105	$(2,415)	$(298)	$(2,599)

Balance at October 1, 2016	$26	$(25)	$(3,651)	$(329)	$(3,979)
Six Months Ended April 1, 2017:
Unrealized gains (losses) arising during the period	(6)	192	(10)	(133)	43
Reclassifications of net (gains) losses to net income	(4)	(76)	136	—	56
Balance at April 1, 2017	$16	$91	$(3,525)	$(462)	$(3,880)

Balance at October 3, 2015	$13	$334	$(2,497)	$(271)	$(2,421)
Six Months Ended April 2, 2016:
Unrealized gains (losses) arising during the period	(4)	(121)	(2)	(27)	(154)
Reclassifications of net (gains) losses to net income	—	(108)	84	—	(24)
Balance at April 2, 2016	$9	$105	$(2,415)	$(298)	$(2,599)

(1)	Foreign Currency Translation and Other is net of an average 23% estimated tax at April 1, 2017 as the Company has not recognized deferred tax assets for some of our foreign entities.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended		Six Months Ended
		April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Investments, net	Interest expense, net	$6	$—	$6	$—
Estimated tax	Income taxes	(2)	—	(2)	—
		4	—	4	—

Cash flow hedges	Primarily revenue	$51	$67	121	172
Estimated tax	Income taxes	(19)	(25)	(45)	(64)
		32	42	76	108

Pension and postretirement medical expense	Costs and expenses	(108)	(67)	(216)	(134)
Estimated tax	Income taxes	40	25	80	50
		(68)	(42)	(136)	(84)

Total reclassifications for the period		$(32)	$—	$(56)	$24
At April 1, 2017 and October 1, 2016, the Company held available-for-sale investments in unrecognized gain positions totaling $20 million and $49 million, respectively, and no investments in significant unrecognized loss positions.

9.	Equity-Based Compensation
Compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Stock options	$22	$23	$42	$46
RSUs	70	76	147	159
Total equity-based compensation expense (1)	$92	$99	$189	$205
Equity-based compensation expense capitalized during the period	$21	$19	$42	$34

(1)	Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $184 million and $627 million, respectively, as of April 1, 2017.
The weighted average grant date fair values of options granted during the six months ended April 1, 2017 and April 2, 2016 were $25.79 and $31.16, respectively.
During the six months ended April 1, 2017, the Company made equity compensation grants consisting of 4.5 million stock options and 3.6 million RSUs.

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
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of April 1, 2017, the remaining debt service obligation guaranteed by the Company was $311 million, of which $50 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
The Company has guaranteed $113 million of Hulu LLC’s $338 million term loan, which expires in October 2017. Hulu is a joint venture in which the Company has a 30% ownership interest.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of television program rights and vacation ownership units. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.9 billion as of April 1, 2017. The activity in the current period related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was approximately $0.7 billion as of April 1, 2017. The activity in the current period related to the allowance for credit losses was not material.
Income Taxes
During the six months ended April 1, 2017, the Company decreased its gross unrecognized tax benefits by $40 million to $804 million, including a $19 million decrease to income tax expense.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters. These resolutions would reduce our unrecognized tax benefits by approximately $136 million, of which $31 million would reduce our income tax expense and effective tax rate if recognized.

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level:

	Fair Value Measurement at April 1, 2017
	Level 1	Level 2	Level 3	Total
Assets
Investments	$53	$—	$—	$53
Derivatives
Interest rate	—	15	—	15
Foreign exchange	—	672	—	672
Other	—	6	—	6
Liabilities
Derivatives
Interest rate	—	(163)	—	(163)
Foreign exchange	—	(379)	—	(379)
Other	—	(2)	—	(2)
Total recorded at fair value	$53	$149	$—	$202
Fair value of borrowings	$—	$20,782	$1,383	$22,165

	Fair Value Measurement at October 1, 2016
	Level 1	Level 2	Level 3	Total
Assets
Investments	$85	$—	$—	$85
Derivatives
Interest rate	—	132	—	132
Foreign exchange	—	596	—	596
Other	—	6	—	6
Liabilities
Derivatives
Interest rate	—	(13)	—	(13)
Foreign exchange	—	(510)	—	(510)
Other	—	(4)	—	(4)
Total recorded at fair value	$85	$207	$—	$292
Fair value of borrowings	$—	$19,500	$1,579	$21,079
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
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of April 1, 2017
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$304	$204	$(121)	$(124)
Interest rate	—	15	(142)	—
Other	4	2	(2)	—
Derivatives not designated as hedges
Foreign exchange	132	32	(134)	—
Interest rate	—	—	—	(21)
Gross fair value of derivatives	440	253	(399)	(145)
Counterparty netting	(266)	(149)	309	106
Cash collateral (received)/paid	(68)	(24)	38	—
Net derivative positions	$106	$80	$(52)	$(39)

	As of October 1, 2016
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$278	$191	$(209)	$(163)
Interest rate	—	132	(13)	—
Other	3	3	(4)	—
Derivatives not designated as hedges
Foreign exchange	125	2	(133)	(5)
Gross fair value of derivatives	406	328	(359)	(168)
Counterparty netting	(241)	(199)	316	124
Cash collateral (received)/paid	(77)	(44)	7	—
Net derivative positions	$88	$85	$(36)	$(44)
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of April 1, 2017 and October 1, 2016, the total notional amount of the Company’s pay-floating interest rate swaps was $7.3 billion and $8.3 billion, respectively. The following table summarizes adjustments related to fair value hedges included in “Interest expense, net” in the Condensed Consolidated Statements of Income.

	Quarter Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Gain (loss) on interest rate swaps	$(10)	$104	$(242)	$49
Gain (loss) on hedged borrowings	10	(104)	242	(49)
In addition, during the quarter and six months ended April 1, 2017, the Company realized net benefits of $10 million and $22 million, respectively, in “Interest expense, net” related to pay-floating interest rate swaps. During the quarter and six months ended April 2, 2016, the Company realized net benefits of $26 million and $49 million, respectively, in “Interest expense, net” related to pay-floating interest rate swaps.
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at April 1, 2017 or at October 1, 2016 and gains and losses related to pay-fixed swaps recognized in earnings for the quarter and six months ended April 1, 2017 and April 2, 2016 were not material.
To facilitate its interest rate risk management activities, the Company sold an option in November 2016 to enter into a future pay-floating interest rate swap indexed to LIBOR for $0.5 billion in future borrowings. The fair value of this contract as of April 1, 2017 was not material. The option is not designated as a hedge and does not qualify for hedge accounting, accordingly any changes in value are recorded in earnings.
Foreign Exchange Risk Management
The Company transacts business globally and is subject to risks associated with changing foreign currency exchange rates. The Company’s objective is to reduce earnings and cash flow fluctuations associated with foreign currency exchange rate changes, enabling management to focus on core business issues and challenges.
The Company enters into option and forward contracts that change in value as foreign currency exchange rates change to protect the value of its existing foreign currency assets, liabilities, firm commitments and forecasted but not firmly committed foreign currency transactions. In accordance with policy, the Company hedges its forecasted foreign currency transactions for periods generally not to exceed four years within an established minimum and maximum range of annual exposure. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related forecasted transaction, asset, liability or firm commitment. The principal currencies hedged are the euro, Japanese yen, Canadian dollar and British pound. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings into U.S. dollar denominated borrowings.
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of April 1, 2017 and October 1, 2016, the notional amounts of the Company’s net foreign exchange cash flow hedges were $5.9 billion and $5.6 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the quarter and six months ended April 1, 2017 and April 2, 2016 were not material. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months totaled $189 million.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at April 1, 2017 and October 1, 2016 were $3.6 billion and $3.3 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities for the six months ended April 1, 2017 and April 2, 2016 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income.

	Costs and Expenses		Interest expense, net		Income Tax expense
Quarter Ended:	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net gains (losses) on foreign currency denominated assets and liabilities	$110	$135	$(3)	$(15)	$(11)	$4
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(103)	(163)	3	16	14	—
Net gains (losses)	$7	$(28)	$—	$1	$3	$4

Six Months Ended:
Net gains (losses) on foreign currency denominated assets and liabilities	$(123)	$46	$4	$(5)	$12	$27
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	118	(84)	(4)	4	(17)	—
Net gains (losses)	$(5)	$(38)	$—	$(1)	$(5)	$27
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at April 1, 2017 and October 1, 2016 and related gains or losses recognized in earnings for the quarter and six months ended April 1, 2017 and April 2, 2016 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount and fair value of these contracts at April 1, 2017 and October 1, 2016 were not material. The related gains or losses recognized in earnings were not material for the quarter and six months ended April 1, 2017 and April 2, 2016.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $129 million and $86 million on April 1, 2017 and October 1, 2016, respectively.

13. Restructuring and Impairment Charges
The Company recorded $81 million of restructuring and impairment charges in the prior-year six-month period for an investment impairment and contract termination and severance costs.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

14. New Accounting Pronouncements

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the Financial Accounting Standards Board (FASB) issued guidance that will require the Company to present all components of net periodic pension and postretirement benefit costs, other than service costs, in a line item outside a subtotal of income from operations in the income statement. The service cost component will continue to be presented in the same line items as other employee compensation costs. In addition, the guidance allows only service costs to be eligible for capitalization, for example, as part of a self-constructed fixed asset or a film production. The new guidance is effective beginning with the first quarter of the Company’s 2019 fiscal year (with early adoption permitted as of the beginning of an annual period). The guidance is required to be adopted retrospectively with respect to the income statement presentation requirement and prospectively for the capitalization requirement. We do not expect the change in capitalization requirement to have a material impact on our financial statements. See Note 6 of this filing and Note 10 to the Consolidated Financial Statements in the 2016 Annual Report on Form 10-K for the amount of each component of net periodic pension and postretirement benefit costs we have reported historically. The amounts of net periodic pension and postretirement benefit costs in these filings are not necessarily indicative of future amounts that may arise in years following implementation of the new accounting pronouncement.
Restricted Cash
In November 2016, the FASB issued guidance that requires restricted cash to be presented with cash and cash equivalents in the statement of cash flows. The guidance is required to be adopted retrospectively, and is effective beginning in the first quarter of the Company’s 2019 fiscal year (with early adoption permitted). At April 1, 2017 and October 1, 2016, the Company held restricted cash of approximately $125 million and $150 million, respectively, primarily associated with collateral received from counterparties to its derivative contracts. The Company’s restricted cash balances are currently presented in the Condensed Consolidated Balance Sheets as “Other current assets” and “Other assets” based on the maturity dates of the related derivatives. Changes in restricted cash are currently classified as operating activities in the Condensed Consolidated Statements of Cash Flows as a component of changes in “Other assets”. Under the new guidance, changes in the Company’s restricted cash will generally be classified as either operating activities or investing activities in the Condensed Consolidated Statements of Cash Flows, depending on the nature of the activities that gave rise to the restricted cash balance.
Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued guidance that requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs instead of when the asset is sold to an outside party. The new guidance is effective beginning with the first quarter of the Company’s 2019 fiscal year (with early adoption permitted as of the beginning of an annual period). The guidance requires prospective adoption with a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. The Company is assessing the potential impact this guidance will have on its financial statements.
Stock Compensation - Employee Share-based Payments
In March 2016, the FASB issued guidance to amend certain aspects of accounting for employee share-based awards, including accounting for income taxes related to those transactions. The guidance requires that excess tax benefits and tax deficiencies (that result from an increase or decrease in the value of an award from grant date to the vesting date or exercise date) on share-based compensation arrangements are recognized in the tax provision, instead of in equity as under the current guidance. In addition, these amounts are to be classified as an operating activity in the statement of cash flows, instead of as a financing activity. The Company reported excess tax benefits of $0.2 billion and $0.3 billion in fiscal 2016 and 2015, respectively.
In addition, cash paid for shares withheld to satisfy employee taxes is to be classified as a financing activity, instead of as an operating activity. Cash paid for employee taxes was $0.2 billion and $0.3 billion in fiscal 2016 and 2015, respectively. The fiscal 2016 and 2015 amounts of excess tax benefits and cash paid for employee taxes are not necessarily indicative of future amounts that may arise in years following implementation of the new accounting pronouncement.
The Company adopted the new guidance in the first quarter of fiscal 2017. As of April 1, 2017, the impact of the new guidance was as follows:

•
During the quarter and six months ended April 1, 2017, excess tax benefits of $53 million and $91 million, respectively, were recognized as a benefit in “Income taxes” in the Condensed Consolidated Statement of Income and classified as a source in operating activities in the Condensed Consolidated Statement of Cash Flows. The guidance required prospective adoption for the statement of income and allowed for either prospective or retrospective adoption for the statement of cash flows. The Company elected to prospectively adopt the effect to the statement of cash flows

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

and accordingly, did not restate the Condensed Consolidated Statement of Cash Flows for the quarter and six months ended April 2, 2016.

•
During the quarter and six months ended April 1, 2017, cash paid for shares withheld to satisfy employee taxes of $52 million and $187 million, respectively, were classified as a use in financing activities in the Condensed Consolidated Statement of Cash Flows. The guidance required retrospective adoption; accordingly, for the quarter and six months ended April 2, 2016, uses of $129 million and $223 million, respectively, were reclassified from operating activities to financing activities in the Condensed Consolidated Statement of Cash Flows.

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
Revenue from Contracts with Customers
In May 2014, the FASB issued guidance that replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model, eliminating industry-specific accounting rules. The core principle is to recognize revenue upon the transfer of control of goods or services to customers at an amount that reflects the consideration expected to be received. Since its issuance, the FASB has amended several aspects of the new guidance, including provisions that address revenue recognition associated with the licensing of intellectual property. The new guidance, including the amendments, is effective beginning with the first quarter of the Company’s 2019 fiscal year (with early adoption permitted at the beginning of fiscal year 2018). The guidance may be adopted either by restating all years presented in the Company’s financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. We are continuing to assess the potential impact of this guidance, including the impact on those areas currently subject to industry-specific guidance such as licensing of intellectual property. In the second quarter we completed our initial review of representative samples of our existing customer contracts across our significant revenue streams. We are currently evaluating our accounting policies for required changes under the new guidance and quantifying the impact of the changes. We expect our assessment to be completed by the end of the year. Our method of adoption will in part be based on the degree of change identified in our assessment.

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
Segment Results
Tax Impact of Employee Share-Based Awards
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
Our summary consolidated results are presented below:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions, except per share data)	April 1, 2017	April 2, 2016	Better/ (Worse)	April 1, 2017	April 2, 2016	Better/ (Worse)
Revenues:
Services	$11,487	$11,171	3%	$23,893	$23,793	—%
Products	1,849	1,798	3%	4,227	4,420	(4)%
Total revenues	13,336	12,969	3%	28,120	28,213	—%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(5,839)	(5,566)	(5)%	(12,859)	(12,622)	(2)%
Cost of products (exclusive of depreciation and amortization)	(1,130)	(1,298)	13%	(2,516)	(2,865)	12%
Selling, general, administrative and other	(1,941)	(2,137)	9%	(3,926)	(4,162)	6%
Depreciation and amortization	(676)	(605)	(12)%	(1,363)	(1,212)	(12)%
Total costs and expenses	(9,586)	(9,606)	—%	(20,664)	(20,861)	1%
Restructuring and impairment charges	—	—	nm	—	(81)	100%
Interest expense, net	(84)	(67)	(25)%	(183)	(91)	>(100)%
Equity in the income of investees	85	150	(43)%	203	624	(67)%
Income before income taxes	3,751	3,446	9%	7,476	7,804	(4)%
Income taxes	(1,212)	(1,170)	(4)%	(2,449)	(2,618)	6%
Net income	2,539	2,276	12%	5,027	5,186	(3)%
Less: Net income attributable to noncontrolling interests	(151)	(133)	(14)%	(160)	(163)	2%
Net income attributable to Disney	$2,388	$2,143	11%	$4,867	$5,023	(3)%

Diluted earnings per share attributable to Disney	$1.50	$1.30	15%	$3.05	$3.04	—%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Quarter Results
Revenues for the quarter increased 3%, or $367 million, to $13.3 billion; net income attributable to Disney increased 11%, or $245 million, to $2.4 billion; and diluted earnings per share attributable to Disney (EPS) increased 15% from $1.30 to $1.50. The EPS increase for the quarter was due to higher operating results, the absence of a charge recognized in the prior-year quarter in connection with the discontinuation of the Infinity business (Infinity Charge) (see Note 2 to the Condensed Consolidated Financial Statements) and a decrease in weighted average shares outstanding as a result of our share repurchase program.
Revenues
Service revenues for the quarter increased 3%, or $316 million, to $11.5 billion, due to the benefit of the opening of Shanghai Disney Resort in the prior-year third quarter, growth in TV/subscription video on demand (SVOD) distribution revenue, higher fees from Multi-channel Video Distributors (MVPDs) (Affiliate Fees) and increased attendance and guest spending at our domestic parks and resorts. These increases were partially offset by lower merchandise licensing results. In addition, service revenue reflected an approximate 1 percentage point decline due to an unfavorable foreign currency translation impact due to the movement of the U.S. dollar against major currencies including the impact of our hedging program (FX Impact).
Product revenues for the quarter increased 3%, or $51 million, to $1.8 billion, due to the benefit of the opening of Shanghai Disney Resort, increased volume and guest spending at the domestic parks and resorts and higher average net effective pricing at our home entertainment distribution business. These increases were partially offset by the discontinuation of the Infinity business and lower retail sales.
Costs and expenses
Cost of services for the quarter increased 5%, or $273 million, to $5.8 billion, due to higher sports programming costs, the impact of the opening of Shanghai Disney Resort and domestic parks and resorts cost inflation.
Cost of products for the quarter decreased 13%, or $168 million, to $1.1 billion, due to the discontinuation of the Infinity business and lower retail volumes, partially offset by the opening of Shanghai Disney Resort and domestic parks and resorts cost inflation.
Selling, general, administrative and other costs decreased 9%, or $196 million, to $1.9 billion, primarily due to lower marketing costs. In addition, selling, general, administrative and other costs reflected an approximate 2 percentage point benefit from a favorable FX Impact.
Depreciation and amortization costs increased 12%, or $71 million, to $0.7 billion, due to the opening of Shanghai Disney Resort.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	April 1, 2017	April 2, 2016	% Change Better/(Worse)
Interest expense	$(115)	$(81)	(42)%
Interest and investment income	31	14	>100%
Interest expense, net	$(84)	$(67)	(25)%
The increase in interest expense was due to lower capitalized interest and higher average interest rates. Capitalized interest was lower due to the completion of the majority of construction at Shanghai Disney Resort in the prior-year third quarter.
The increase in interest and investment income for the quarter was primarily due to gains on sales of investments in the current quarter.
Equity in the income of investees
Equity in the income of investees decreased $65 million to $85 million for the quarter due to a higher loss from Hulu, lower income from A+E Television Networks (A+E) and a loss from BAMTech, which was acquired in August 2016. The decrease at Hulu was due to higher content, marketing and labor costs, partially offset by higher advertising and subscription revenue. The decrease at A+E was due to lower advertising revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Effective Income Tax Rate

	Quarter Ended
	April 1, 2017	April 2, 2016	Change Better/(Worse)
Effective income tax rate	32.3%	34.0%	1.7	ppt
The decrease in the effective income tax rate for the quarter was primarily due to the favorable impact from adoption of a new accounting pronouncement related to the tax impact of employee share-based awards ($53 million) (see Note 14 to the Condensed Consolidated Financial Statements).
Noncontrolling Interests

	Quarter Ended
(in millions)	April 1, 2017	April 2, 2016	% Change Better/(Worse)
Net income attributable to noncontrolling interests	$151	$133	(14)%
The increase in net income attributable to noncontrolling interests for the quarter was driven by an improvement at Shanghai Disney Resort and the impact of the Company’s increased ownership interest in Disneyland Paris, partially offset by the impact of lower net income at ESPN.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes.

Six-Month Results
Revenues for the six-month period were comparable to the prior year at $28.1 billion; net income attributable to Disney decreased 3%, or $156 million, to $4.9 billion; and EPS increased from $3.04 to $3.05. The increase in EPS for the six-month period was due to a decrease in weighted average shares outstanding as a result of our share repurchase program and the absence of the Infinity Charge as well as restructuring and impairment charges recognized in the prior-year six-month period. These increases were largely offset by the absence of the Vice Gain that was recognized in the prior-year six-month period (see Note 3 to the Condensed Consolidated Financial Statements) and higher net interest expense. Segment results were essentially flat, as decreases in our Consumer Products & Interactive Media, Media Networks and Studio Entertainment segments were largely offset by an increase at our Parks and Resorts segment. In addition, segment results reflected an approximate 1 percentage point decline due to an unfavorable FX Impact.
Revenues
Service revenues for the six-month period were essentially flat at $23.9 billion, as the benefit of the opening of Shanghai Disney Resort, growth in Affiliate Fees, higher TV/SVOD distribution revenue and an increase in guest spending at our domestic parks and resorts were offset by lower merchandise and games licensing revenue, a decrease from home entertainment and theatrical distribution and a decrease in advertising revenue. In addition, service revenue reflected an approximate 1 percentage point decline due to an unfavorable FX Impact.
Product revenues for the six-month period decreased 4%, or $0.2 billion, to $4.2 billion, due to the discontinuation of the Infinity business and lower volumes at our retail and home entertainment distribution businesses. These decreases were partially offset by the benefit of the opening of Shanghai Disney Resort and higher guest spending at our domestic parks and resorts. In addition, product revenue reflected an approximate 1 percentage point decline due to an unfavorable FX Impact.
Costs and expenses
Cost of services for the six-month period increased 2%, or $0.2 billion, to $12.9 billion, due to higher programming and production costs, the impact of the opening of Shanghai Disney Resort and domestic parks and resorts cost inflation.
Cost of products for the six-month period decreased 12%, or $0.3 billion, to $2.5 billion, due to the discontinuation of the Infinity business and lower retail and home entertainment volumes, partially offset by the impact of the opening of Shanghai Disney Resort and domestic parks and resorts cost inflation.
Selling, general, administrative and other costs for the six-month period decreased 6%, or $0.2 billion, to $3.9 billion, due to lower marketing costs. In addition, selling, general, administrative and other costs reflected an approximate 2 percentage point benefit from a favorable FX Impact.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation and amortization costs for the six-month period increased 12%, or $151 million, to $1.4 billion, due to the opening of Shanghai Disney Resort.
Restructuring and impairment charges
The Company recorded $81 million of restructuring and impairment charges in the prior-year six-month period for an investment impairment and contract termination and severance costs.
Interest expense, net
Interest expense, net is as follows:

	Six Months Ended
(in millions)	April 1, 2017	April 2, 2016	% Change Better/(Worse)
Interest expense	$(236)	$(147)	(61)%
Interest and investment income	53	56	(5)%
Interest expense, net	$(183)	$(91)	>(100)%
The increase in interest expense for the six-month period was due to lower capitalized interest, higher average interest rates and an increase in our average debt balances. Capitalized interest was lower due to the completion of the majority of construction at Shanghai Disney Resort in the prior-year third quarter.
Equity in the income of investees
Equity in the income of investees decreased 67%, or $421 million, to $203 million for the six-month period primarily due to the absence of the $332 million Vice Gain that was recognized in the prior-year six-month period (See Note 3 to the Condensed Consolidated Financial Statements). The decrease also reflected a higher loss at Hulu, lower operating results at A+E and a loss at BAMTech, which was acquired in August 2016. Results at Hulu reflected higher content, labor and marketing costs, partially offset by higher advertising and subscription revenue. The decrease at A+E was due to lower advertising revenue.
Effective Income Tax Rate

	Six Months Ended
	April 1, 2017	April 2, 2016	Change Better/(Worse)
Effective income tax rate	32.8%	33.5%	0.7	ppt
The decrease in the effective income tax rate for the six months reflected a favorable impact from adoption of a new accounting pronouncement related to the tax impact of employee share-based awards ($91 million) (see Note 14 to the Condensed Consolidated Financial Statements), partially offset by an adverse impact of a tax law change ($31 million).
Noncontrolling Interests

	Six Months Ended
(in millions)	April 1, 2017	April 2, 2016	% Change Better/(Worse)
Net income attributable to noncontrolling interests	$160	$163	2%
Net income attributable to noncontrolling interests for the six-month period was essentially flat as the impact of lower net income at ESPN was largely offset by an increase from Disneyland Paris and an improvement at Shanghai Disney Resort. The increase from Disneyland Paris was driven by the impact of the Company’s increased ownership interest.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the six months ended April 1, 2017 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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
Consumer Products & Interactive Media revenues are influenced by seasonal consumer purchasing behavior, which generally results in increased revenues during the Company’s first and fourth fiscal quarter, and the timing and performance of theatrical and game releases and cable programming broadcasts.
SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	April 1, 2017	April 2, 2016	Better/ (Worse)	April 1, 2017	April 2, 2016	Better/ (Worse)
Revenues:
Media Networks	$5,946	$5,793	3%	$12,179	$12,125	—%
Parks and Resorts	4,299	3,928	9%	8,854	8,209	8%
Studio Entertainment	2,034	2,062	(1)%	4,554	4,783	(5)%
Consumer Products & Interactive Media	1,057	1,186	(11)%	2,533	3,096	(18)%
	$13,336	$12,969	3%	$28,120	$28,213	—%
Segment operating income:
Media Networks	$2,223	$2,299	(3)%	$3,585	$3,711	(3)%
Parks and Resorts	750	624	20%	1,860	1,605	16%
Studio Entertainment	656	542	21%	1,498	1,556	(4)%
Consumer Products & Interactive Media	367	357	3%	1,009	1,217	(17)%
	$3,996	$3,822	5%	$7,952	$8,089	(2)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	April 1, 2017	April 2, 2016	Better/ (Worse)	April 1, 2017	April 2, 2016	Better/ (Worse)
Segment operating income	$3,996	$3,822	5%	$7,952	$8,089	(2)%
Corporate and unallocated shared expenses	(161)	(162)	1%	(293)	(298)	2%
Restructuring and impairment charges	—	—	nm	—	(81)	100%
Interest expense, net	(84)	(67)	(25)%	(183)	(91)	>(100)%
Vice Gain(1)	—	—	nm	—	332	(100)%
Infinity Charge(2)	—	(147)	100%	—	(147)	100%
Income before income taxes	$3,751	$3,446	9%	$7,476	$7,804	(4)%
(1) See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the Vice Gain.
(2) See Note 2 to the Condensed Consolidated Financial Statements for a discussion of the Infinity Charge.
Depreciation expense is as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	April 1, 2017	April 2, 2016	Better/ (Worse)	April 1, 2017	April 2, 2016	Better/ (Worse)
Media Networks
Cable Networks	$35	$37	5%	$71	$74	4%
Broadcasting	25	24	(4)%	46	45	(2)%
Total Media Networks	60	61	2%	117	119	2%
Parks and Resorts
Domestic	322	318	(1)%	650	636	(2)%
International	157	86	(83)%	313	170	(84)%
Total Parks and Resorts	479	404	(19)%	963	806	(19)%
Studio Entertainment	11	11	—%	23	24	4%
Consumer Products & Interactive Media	16	16	—%	31	30	(3)%
Corporate	61	61	—%	129	124	(4)%
Total depreciation expense	$627	$553	(13)%	$1,263	$1,103	(15)%
Amortization of intangible assets is as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	April 1, 2017	April 2, 2016	Better/ (Worse)	April 1, 2017	April 2, 2016	Better/ (Worse)
Media Networks	$4	$5	20%	$6	$10	40%
Parks and Resorts	1	1	—%	2	2	—%
Studio Entertainment	16	19	16%	32	39	18%
Consumer Products & Interactive Media	28	27	(4)%	60	58	(3)%
Total amortization of intangible assets	$49	$52	6%	$100	$109	8%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	April 1, 2017	April 2, 2016	Better/ (Worse)
Revenues
Affiliate fees	$3,228	$3,115	4%
Advertising	1,931	1,947	(1)%
TV/SVOD distribution and other	787	731	8%
Total revenues	5,946	5,793	3%
Operating expenses	(3,101)	(2,904)	(7)%
Selling, general, administrative and other	(646)	(675)	4%
Depreciation and amortization	(64)	(66)	3%
Equity in the income of investees	88	151	(42)%
Operating Income	$2,223	$2,299	(3)%
Revenues
The increase in affiliate fees was due to growth of 7% from higher contractual rates, partially offset by a decrease of 3% from fewer subscribers.
The decrease in advertising revenues was due to a decrease of $34 million at Broadcasting, from $1,034 million to $1,000 million, partially offset by an increase of $18 million at Cable Networks, from $913 million to $931 million. Broadcasting advertising revenues reflected a 6% decrease from lower network impressions, a 3% decrease from other advertising and a 1% decrease from the owned television stations due to lower political advertising. These decreases were partially offset by a 6% increase from higher network rates. The increase at Cable Networks was due to a 6% increase from higher rates, partially offset by a 3% decrease from lower impressions, both of which were positively impacted by the shift in timing of College Football Playoff (CFP) bowl games relative to our fiscal quarter end. One CFP game was aired in the second quarter of the prior year, whereas four CFP games were aired in the current quarter.
TV/SVOD distribution and other revenue increased $56 million, from $731 million to $787 million due to higher program sales, partially offset by an unfavorable FX Impact. The increase in program sales was driven by the sale of Iron Fist and higher sales of How to Get Away with Murder in the current quarter compared to the sale of Daredevil in the prior-year quarter.
Costs and Expenses
Operating expenses include programming and production costs, which increased $225 million, from $2,614 million to $2,839 million. At Cable Networks, programming and production costs increased $196 million due to the timing of CFP games and contractual rate increases for NBA programming. These increases were partially offset by lower Freeform and Disney Channels programming costs due to the timing of airing new seasons and a lower cost mix of Freeform programming. At Broadcasting, programming and production costs increased $29 million primarily due to higher cost mix of network programming and contractual rate increases.
Selling, general, administrative and other costs decreased $29 million, from $675 million to $646 million primarily due to lower marketing costs at ABC primetime.
Equity in the Income of Investees
Income from equity investees decreased $63 million, from $151 million to $88 million due to a higher loss at Hulu, lower income from A+E and a loss at BAMTech, which was acquired in August 2016. Results at Hulu reflected higher content, marketing and labor costs, partially offset by higher advertising and subscription revenue. The decrease at A+E was due to lower advertising revenue.
 Segment Operating Income
Segment operating income decreased $76 million, to $2,223 million due to a decrease at ESPN, lower income from equity investees and a decrease at the owned television stations, partially offset by higher program sales income from ABC titles and increases at the Disney Channels and Freeform.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	April 1, 2017	April 2, 2016	Better/ (Worse)
Revenues
Cable Networks	$4,062	$3,955	3%
Broadcasting	1,884	1,838	3%
	$5,946	$5,793	3%
Segment operating income
Cable Networks	$1,791	$1,846	(3)%
Broadcasting	344	302	14%
Equity in the income of investees	88	151	(42)%
	$2,223	$2,299	(3)%

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change
(in millions)	April 1, 2017	April 2, 2016	Better/ (Worse)
Revenues
Domestic	$3,556	$3,421	4%
International	743	507	47%
Total revenues	4,299	3,928	9%
Operating expenses	(2,583)	(2,427)	(6)%
Selling, general, administrative and other	(483)	(472)	(2)%
Depreciation and amortization	(480)	(405)	(19)%
Equity in the loss of investees	(3)	—	nm
Operating Income	$750	$624	20%
Revenues
Parks and Resorts revenues increased 9%, or $371 million, to $4.3 billion due to increases of $236 million at our international operations and $135 million at our domestic operations. Results were unfavorably impacted by the timing of the Easter holiday, which occurred in the second quarter of the prior year compared to the third quarter of the current year. This impact was partially offset by the shift of the New Year’s holiday relative to our fiscal periods. The New Year’s holiday fell in the second quarter of the current year whereas it fell in the first quarter of the prior year.
Revenue growth at our international operations reflected an increase of 49% from higher volumes, partially offset by a decrease of 4% from an unfavorable FX impact. The increase in volumes was due to the opening of Shanghai Disney Resort in the prior-year third quarter and, to a lesser extent, higher attendance at Hong Kong Disneyland Resort and Disneyland Paris.
Revenue growth at our domestic operations reflected a 3% increase from higher volumes and a 1% increase from higher average guest spending. Higher volumes were due to attendance growth. Guest spending growth was primarily due to increased food and beverage spending.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Parks
Increase/(decrease)
Attendance	4%	—%	70%	(7)%	17%	(1)%
Per Capita Guest Spending	—%	8%	—%	3%	(3)%	8%
Hotels (1)
Occupancy	88%	88%	82%	80%	87%	86%
Available Room Nights (in thousands)	2,561	2,584	719	614	3,280	3,198
Per Room Guest Spending	$310	$308	$231	$222	$294	$293

(1)	Per room guest spending consists of the average daily hotel room rate, as well as food, beverage and merchandise sales at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)	Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2016 second quarter average foreign exchange rate.
Costs and Expenses
Operating expenses include operating labor, which increased $60 million, from $1,155 million to $1,215 million, infrastructure costs, which increased $17 million, from $474 million to $491 million, and cost of sales, which increased $38 million, from $347 million to $385 million. The increase in operating labor was driven by inflation and the opening of Shanghai Disney Resort, partially offset by efficiency initiatives. Higher infrastructure costs were due to the opening of Shanghai Disney Resort. The increase in cost of sales was primarily due to the opening of Shanghai Disney Resort. Other operating expenses, which include costs for such items as supplies, commissions, and entertainment offerings, increased primarily due to the opening of Shanghai Disney Resort, inflation and new guest offerings, partially offset by efficiency initiatives.
Selling, general, administrative and other costs increased $11 million from $472 million to $483 million due to higher marketing spending, partially offset by lower technology spending.
The increase in depreciation and amortization was due to the opening of Shanghai Disney Resort.
Segment Operating Income
Segment operating income increased 20%, or $126 million, to $750 million due to growth at our international and domestic operations.
Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	April 1, 2017	April 2, 2016	Better/ (Worse)
Revenues
Theatrical distribution	$710	$732	(3)%
Home entertainment	419	396	6%
TV/SVOD distribution and other	905	934	(3)%
Total revenues	2,034	2,062	(1)%
Operating expenses	(864)	(877)	1%
Selling, general, administrative and other	(487)	(613)	21%
Depreciation and amortization	(27)	(30)	10%
Operating Income	$656	$542	21%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Revenues
The decrease in theatrical distribution revenue reflected the timing of Disney feature animated film releases, the performance of Rogue One: A Star Wars Story in the current quarter compared to the exceptional performance of Star Wars: The Force Awakens in the prior-year quarter and the international performance of The Good Dinosaur in the prior-year quarter compared to no Pixar title in release in the current quarter. These decreases were partially offset by the success of our live action film, Beauty and the Beast in the current quarter compared to The Finest Hours in the prior-year quarter. The Disney feature animated film, Moana, was released in the first quarter of the current year, whereas Zootopia was released in the second quarter of the prior year.
The increase in home entertainment revenue was due to growth of 17% from higher average net effective pricing, partially offset by a decrease of 10% from lower unit sales. The increase in average net effective pricing was due to a higher sales mix of new release and Blu-ray titles, which have a higher relative sales price compared to catalog and DVD titles, respectively. The decrease in unit sales was driven by lower sales of Star Wars Classic titles. This decrease was partially offset by sales of Moana and Doctor Strange in the current quarter compared to The Good Dinosaur and the continuing performance of Ant-Man in the prior-year quarter. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.
Lower TV/SVOD distribution and other revenue was due to a decrease of 8% from lower revenue share with the Consumer Products & Interactive Media segment due to stronger performance of merchandise based on Star Wars and Frozen in the prior-year quarter. This decrease was partially offset by an increase of 5% from TV/SVOD distribution primarily due to international growth and higher domestic rates, partially offset by the timing of domestic title availabilities.
Costs and Expenses
Operating expenses include an increase of $43 million in film cost amortization, from $547 million to $590 million, driven by a higher average film cost amortization rate for theatrical releases, partially offset by lower film cost impairments and the impact of lower revenue share from the Consumer Products & Interactive Media segment. The higher average film cost amortization rate for theatrical releases was due to Beauty and the Beast and Rogue One: A Star Wars Story in the current quarter compared to the exceptional performance of Star Wars: The Force Awakens in the prior-year quarter. Operating expenses also include cost of goods sold and distribution costs, which decreased $56 million, from $330 million to $274 million driven by lower theatrical distribution costs and lower home entertainment unit sales.
Selling, general, administrative and other costs decreased $126 million from $613 million to $487 million primarily due to lower theatrical marketing costs driven by spending on one release, Beauty and the Beast, in the current quarter compared to two, Zootopia and The Finest Hours, in the prior-year quarter and lower marketing expense for Rogue One: A Star Wars Story compared to Star Wars: The Force Awakens driven by the timing of international spending. Additionally, pre-release marketing costs were higher in the prior-year quarter due to spending for The Jungle Book, which was released in the third quarter of the prior year, with no comparable title to be released in the third quarter of the current year.
Segment Operating Income
Segment operating income increased 21%, or $114 million, to $656 million driven by growth in TV/SVOD distribution, lower film cost impairments and an increase in home entertainment results. These increases were partially offset by lower revenue share from the Consumer Products & Interactive Media segment.
Consumer Products & Interactive Media
Operating results for the Consumer Products & Interactive Media segment are as follows:

	Quarter Ended		% Change
(in millions)	April 1, 2017	April 2, 2016	Better/ (Worse)
Revenues
Licensing, publishing and games	$727	$829	(12)%
Retail and other	330	357	(8)%
Total revenues	1,057	1,186	(11)%
Operating expenses	(421)	(509)	17%
Selling, general, administrative and other	(225)	(277)	19%
Depreciation and amortization	(44)	(43)	(2)%
Operating Income	$367	$357	3%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Revenues
Lower licensing, publishing and games revenue was due to decreases of 5% from our games business, 4% from our merchandise licensing business and 3% from our publishing business. The decrease in games revenue was due to the discontinuation of the Infinity business in the prior-year quarter. The decrease at merchandise licensing and publishing was driven by lower revenue in the current quarter from products based on Star Wars and Frozen and an unfavorable FX Impact. These decreases were partially offset by a decrease in revenue share with the Studio Entertainment segment and a benefit from licensee settlements.
Lower retail and other revenue was driven by a decrease of 8% from our retail business due to lower comparable store sales, reflecting higher sales of Frozen and Star Wars merchandise in the prior-year quarter. This decrease was partially offset by sales of Moana merchandise in the current quarter.
Costs and Expenses
Operating expenses include a $44 million decrease in cost of goods sold and distribution costs, from $276 million to $232 million and a $41 million decrease in product development expense, from $91 million to $50 million. Labor and occupancy costs were flat at $131 million. The decrease in cost of goods sold and distribution costs was due to the discontinuation of Infinity and lower retail sales. Lower product development expense was driven by the discontinuation of Infinity and fewer mobile game titles in development.
Selling, general, administrative and other costs decreased $52 million from $277 million to $225 million driven by the discontinuation of Infinity and the absence of a contract termination charge recognized in the prior-year quarter.
Segment Operating Income
Segment operating income increased 3%, or $10 million, to $367 million, due to an improvement at our games business, largely offset by lower results at our publishing, merchandise licensing and retail businesses.

BUSINESS SEGMENT RESULTS - Six Month Results

Media Networks
Operating results for the Media Networks segment are as follows:

	Six Months Ended		% Change
(in millions)	April 1, 2017	April 2, 2016	Better/ (Worse)
Revenues
Affiliate Fees	$6,303	$6,075	4%
Advertising	4,460	4,566	(2)%
TV/SVOD distribution and other	1,416	1,484	(5)%
Total revenues	12,179	12,125	—%
Operating expenses	(7,399)	(7,259)	(2)%
Selling, general, administrative and other	(1,279)	(1,319)	3%
Depreciation and amortization	(123)	(129)	5%
Equity in the income of investees	207	293	(29)%
Operating Income	$3,585	$3,711	(3)%
Revenues
The increase in Affiliate Fees reflected an increase of 7% from higher contractual rates, partially offset by a decrease of 3% from subscribers.
The decrease in advertising revenues was due to decreases of $63 million at Cable Networks, from $2,401 million to $2,338 million, and $43 million at Broadcasting, from $2,165 million to $2,122 million. The decrease at Cable Networks was due to a 5% decrease from lower impressions, partially offset by a 3% increase from higher rates. The decrease at Broadcasting was due to an 8% decrease from lower network impressions and a 2% decrease from other advertising, partially offset by a 7% increase in network rates and a 1% increase at the owned television stations driven by higher political advertising. The decrease

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

in network impressions was due to lower average viewership and, to a lesser extent, fewer network units delivered driven by higher political coverage in the current period.
TV/SVOD distribution and other revenue decreased $68 million from $1,484 million to $1,416 million due to an unfavorable FX impact and lower program sales. The decrease in program sales was due to lower sales of cable programs, partially offset by higher sales of ABC titles.
Costs and Expenses
Operating expenses include programming and production costs, which increased $177 million from $6,673 million to $6,850 million. At Cable Networks, programming and production costs increased $230 million due to rate increases for NBA, NFL and college sports programming, partially offset by lower Freeform and Disney Channels programming costs due to the timing of airing new seasons and a lower cost mix of Freeform programming. At Broadcasting, programming and production costs decreased $53 million due to lower cost write-downs for network programming and a lower cost mix of program sales. These decreases were partially offset by a higher cost mix of network programming aired and contractual rate increases.
Selling, general, administrative and other costs decreased $40 million from $1,319 million to $1,279 million due to a favorable FX Impact and lower marketing costs at ABC and ESPN.
Equity in the Income of Investees
Income from equity investees decreased $86 million from $293 million to $207 million due to a higher loss at Hulu, lower operating results at A+E and a loss at BAMTech, which was acquired in August 2016. Results at Hulu reflected higher content, labor and marketing costs, partially offset by growth in advertising and subscription revenues. The decrease at A +E was due to lower advertising revenue.
 Segment Operating Income
Segment operating income decreased 3%, or $126 million, to $3,585 million due to a decrease at ESPN and lower income from equity investees, partially offset by higher income from program sales of ABC titles and increases at the ABC Network, the Disney Channels and the owned television stations.
The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Six Months Ended		% Change
(in millions)	April 1, 2017	April 2, 2016	Better/ (Worse)
Revenues
Cable Networks	$8,490	$8,476	—%
Broadcasting	3,689	3,649	1%
	$12,179	$12,125	—%
Segment operating income
Cable Networks	$2,655	$2,821	(6)%
Broadcasting	723	597	21%
Equity in the income of investees	207	293	(29)%
	$3,585	$3,711	(3)%
Restructuring and Impairment Charges
The Company recorded restructuring and impairment charges of $81 million related to Media Networks in the prior-year six-month period due to an investment impairment and contract termination and severance costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Six Months Ended		% Change
(in millions)	April 1, 2017	April 2, 2016	Better/ (Worse)
Revenues
Domestic	$7,296	$7,095	3%
International	1,558	1,114	40%
Total revenues	8,854	8,209	8%
Operating expenses	(5,130)	(4,902)	(5)%
Selling, general, administrative and other	(894)	(894)	—%
Depreciation and amortization	(965)	(808)	(19)%
Equity in the loss of investees	(5)	—	nm
Operating Income	$1,860	$1,605	16%
Revenues
Parks and Resorts revenues increased 8%, or $645 million, to $8.9 billion due to increases of $444 million at our international operations and $201 million at our domestic operations. Results were unfavorably impacted by the timing of the Easter holiday, which occurred in the second quarter of the prior year compared to the third quarter of the current year.
Revenue growth at our international operations reflected an increase of 40% from the opening of Shanghai Disney Resort in the prior-year third quarter and higher volumes at Disneyland Paris, partially offset by a decrease of 2% from an unfavorable FX Impact. Higher volumes at Disneyland Paris were primarily due to higher attendance.
Revenue growth at our domestic operations reflected an increase of 3% from higher average guest spending, partially offset by a decrease of 1% from lower volumes. The increase in average guest spending was due to higher average ticket prices for theme park admissions and for cruise line sailings as well as increased food and beverage spending. Lower volumes were due to a decrease in attendance at Disneyland Resort, which benefited from the 60th Anniversary celebration in the prior year, and lower occupied room nights at our resorts, partially offset by an increase in attendance at Walt Disney World Resort. The decrease in occupied room nights at our resorts was primarily due to fewer room nights being available.
The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Six Months Ended		Six Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Parks
Increase/(decrease)
Attendance	(1)%	5%	59%	(7)%	11%	3%
Per Capita Guest Spending	4%	7%	(2)%	4%	(1)%	7%
Hotels (1)
Occupancy	90%	90%	80%	78%	88%	88%
Available Room Nights (in thousands)	5,129	5,191	1,450	1,234	6,579	6,425
Per Room Guest Spending	$317	$311	$259	$251	$305	$301

(1)	Per room guest spending consists of the average daily hotel room rate, as well as food, beverage and merchandise sales at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)	Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2016 six-month average foreign exchange rate.
Costs and Expenses
Operating expenses include operating labor, which increased $100 million from $2,317 million to $2,417 million, infrastructure costs, which increased $16 million from $937 million to $953 million, and cost of sales, which increased $46

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

million from $758 million to $804 million. The increase in operating labor was due to inflation, the opening of Shanghai Disney Resort and new guest offerings, partially offset by efficiency initiatives. Higher infrastructure costs were primarily due to the opening of Shanghai Disney Resort, partially offset by efficiency initiatives. The increase in cost of sales was due to the opening of Shanghai Disney Resort. Other operating expenses, which include costs for such items as supplies, commissions, and entertainment offerings, increased due to the opening of Shanghai Disney Resort and inflation.
The increase in depreciation and amortization was due to the opening of Shanghai Disney Resort.
Segment Operating Income
Segment operating income increased 16%, or $255 million, to $1,860 million due to growth at our domestic and international operations.

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Six Months Ended		% Change
(in millions)	April 1, 2017	April 2, 2016	Better/ (Worse)
Revenues
Theatrical distribution	$1,671	$1,749	(4)%
Home entertainment	966	1,118	(14)%
TV/SVOD distribution and other	1,917	1,916	—%
Total revenues	4,554	4,783	(5)%
Operating expenses	(1,871)	(1,941)	4%
Selling, general, administrative and other	(1,130)	(1,223)	8%
Depreciation and amortization	(55)	(63)	13%
Operating Income	$1,498	$1,556	(4)%
Revenues
The decrease in theatrical distribution revenue was driven by the comparison of Rogue One: A Star Wars Story in the current period to the performance of Star Wars: The Force Awakens in the prior-year period. This decrease was partially offset by the success of the live action film, Beauty and the Beast in the current period compared to Bridge of Spies and The Finest Hours in the prior-year period. Other significant titles in the current period included Doctor Strange and Moana, whereas the prior-year period included Zootopia and The Good Dinosaur.
The decrease in home entertainment revenue was due to a decrease of 21% from lower unit sales, partially offset by an increase of 8% from higher average net effective pricing. The decrease in unit sales was due to lower sales of Star Wars Classic titles and Frozen, as well as the absence of a Disney Classic release in the current period, partially offset by the current period release of Moana compared to no Disney animated release in the prior-year period.Aladdin Diamond Edition was released in the prior-year period, whereas no Disney Classic was released in the current period. Other new releases in the current period included Finding Dory and Doctor Strange, whereas the prior-year period included Inside Out and Ant-Man. The increase in average net effective pricing was primarily due to a higher sales mix of new release and Blu-ray titles, which have a higher relative sales price compared to catalog and DVD titles, respectively. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.
TV/SVOD distribution and other revenue was flat as an increase of 7% from TV/SVOD distribution was offset by a decrease of 8% from lower revenue share with the Consumer Products & Interactive Media segment due to the stronger performance of merchandise based on Star Wars and Frozen in the prior-year period. The increase in TV/SVOD distribution was primarily due to international growth and higher domestic rates, partially offset by the timing of domestic title availabilities.
Costs and Expenses
Operating expenses include a decrease of $9 million in film cost amortization, from $1,265 million to $1,256 million driven by the impact of lower revenues and a reduction in film cost impairments, which were largely offset by a higher average film cost amortization rate in the current period. Operating expenses also include cost of goods sold and distribution costs, which decreased $61 million, from $676 million to $615 million driven by lower home entertainment unit sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Selling, general, administrative and other costs decreased $93 million from $1,223 million to $1,130 million driven by lower theatrical marketing costs due to higher spend on Star Wars: The Force Awakens in the prior-year period compared to Rogue One: A Star Wars Story in the current period. Additionally, pre-release marketing costs were higher in the prior-year period due to spending for The Jungle Book, which was released in the third quarter of the prior year, with no comparable title to be released in the third quarter of the current year.
Segment Operating Income
Segment operating income decreased 4%, or $58 million, to $1,498 million due to a lower revenue share with the Consumer Products & Interactive Media segment and a decrease in home entertainment results. These decreases were partially offset by growth in TV/SVOD distribution and lower film cost impairments.

Consumer Products & Interactive Media
Operating results for the Consumer Products & Interactive Media segment are as follows:

	Six Months Ended		% Change
(in millions)	April 1, 2017	April 2, 2016	Better/ (Worse)
Revenues
Licensing, publishing and games	$1,663	$2,129	(22)%
Retail and other	870	967	(10)%
Total revenues	2,533	3,096	(18)%
Operating expenses	(975)	(1,238)	21%
Selling, general, administrative and other	(459)	(553)	17%
Depreciation and amortization	(91)	(88)	(3)%
Equity in the income of investees	1	—	nm
Operating Income	$1,009	$1,217	(17)%
Revenues
Lower licensing, publishing and games revenue was due to decreases of 11% from our games business, 8% from our merchandise licensing business and 2% from our publishing business. Lower games revenue was due to the discontinuation of the Infinity business in the prior-year period and decreased licensing revenue from Star Wars: Battlefront. The decrease at our merchandise licensing business was due to lower revenue in the current period from merchandise based on Star Wars and Frozen and an unfavorable FX Impact. These decreases were partially offset by a benefit from licensee settlements and higher minimum guarantee shortfall recognition. The decrease at our publishing business was due to lower Star Wars and Frozen licensing revenue, a decrease in comic book sales and an unfavorable FX Impact.
Lower retail and other revenue was due to a decrease of 10% from our retail business primarily due to lower comparable store and online sales, reflecting higher sales of Frozen and Star Wars in the prior-year period, partially offset by sales of Moana merchandise in the current year.
Costs and Expenses
Operating expenses included a $191 million decrease in cost of goods sold and distribution costs, from $765 million to $574 million, a $7 million decrease in labor and occupancy costs, from $272 million to $265 million, and a $59 million decrease in product development expense, from $170 million to $111 million. The decrease in cost of goods sold and distribution costs was due to the discontinuation of Infinity and lower retail sales. Lower product development expense was primarily due to the discontinuation of Infinity and fewer mobile game titles in development.
Selling, general, administrative and other costs decreased $94 million from $553 million to $459 million driven by the discontinuation of Infinity.
Segment Operating Income
Segment operating income decreased 17%, or $208 million, to $1,009 million due to lower results at our merchandise licensing, retail, and publishing businesses, partially offset by an improvement at our games business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Restructuring and Impairment Charges
In the prior-year six-month period, the Company recorded the Infinity Charge, which totaled $147 million and has been excluded from segment operating income (See Note 2 to the Condensed Consolidated Financial Statements).

TAX IMPACT OF EMPLOYEE SHARE-BASED AWARDS
As disclosed in Note 14 to the Condensed Consolidated Financial Statements, the Company adopted new accounting guidance in the first quarter of the current year with respect to the tax impacts (i.e. excess tax benefits or tax deficiencies) associated with employee share-based awards. For the current quarter and six-month period, the Company recognized $53 million and $91 million, respectively, of excess tax benefits in “Income Taxes” in the Condensed Consolidated Statement of Income. Based on expected vesting/forfeiture/exercise of employee awards over the remainder of the year, we estimate that for the full year fiscal 2017 we will recognize approximately $110 million of excess tax benefits in “Income Taxes”. The market price of Company common stock and actual exercise decisions of employee option holders will determine the actual excess tax benefits or tax deficiencies and, accordingly, the excess tax benefit that we recognize may be different than this estimate.

FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Six Months Ended		% Change Better/ (Worse)
(in millions)	April 1, 2017	April 2, 2016
Cash provided by operations	$4,698	$5,985	(22)%
Cash used in investing activities	(2,390)	(3,038)	21%
Cash used in financing activities	(3,049)	(2,204)	(38)%
Impact of exchange rates on cash and cash equivalents	(69)	3	nm
Change in cash and cash equivalents	$(810)	$746	nm
Operating Activities
Cash provided by operating activities decreased 22% to $4.7 billion for the current six-month period compared to $6.0 billion in the prior-year six-month period due to an increase in contributions to the Company’s pension plans and lower operating cash flow at Studio Entertainment. Lower operating cash flow at Studio Entertainment was due to higher film and television spending and lower operating cash receipts driven by lower revenue.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The Company’s film and television production and programming activity for the six months ended April 1, 2017 and April 2, 2016 are as follows:

	Six Months Ended
(in millions)	April 1, 2017	April 2, 2016
Beginning balances:
Production and programming assets	$7,547	$7,353
Programming liabilities	(1,063)	(989)
	6,484	6,364
Spending:
Television program licenses and rights	3,980	3,414
Film and television production	2,632	2,513
	6,612	5,927
Amortization:
Television program licenses and rights	(4,205)	(3,738)
Film and television production	(1,979)	(2,224)
	(6,184)	(5,962)

Change in film and television production and programming costs	428	(35)
Other non-cash activity	30	30
Ending balances:
Production and programming assets	8,107	7,461
Programming liabilities	(1,165)	(1,102)
	$6,942	$6,359

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the six months ended April 1, 2017 and April 2, 2016 are as follows:

	Six Months Ended
(in millions)	April 1, 2017	April 2, 2016
Media Networks
Cable Networks	$60	$33
Broadcasting	33	44
Total Media Networks	93	77
Parks and Resorts
Domestic	1,093	1,131
International	579	1,172
Total Parks and Resorts	1,672	2,303
Studio Entertainment	47	44
Consumer Products & Interactive Media	8	20
Corporate	103	112
	$1,923	$2,556
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
The Company currently expects its fiscal 2017 capital expenditures will be approximately $0.2 billion lower than fiscal 2016 capital expenditures of $4.8 billion primarily due to decreased investments at our international parks and resorts, partially offset by increased investments at our domestic parks and resorts.
Other Investing Activities
During the current six-month period, the Company acquired an incremental 18% interest in BAMTech for $557 million. During the prior-year six-month period, the Company acquired an 11% interest in Vice for $400 million.

Financing Activities
Cash used in financing activities was $3.0 billion in the current six-month period, which reflected repurchases of common stock of $3.5 billion and dividends of $1.2 billion, partially offset by net cash inflows from borrowings of $1.7 billion.
Cash used in financing activities of $3.0 billion was $0.8 billion more than the $2.2 billion used in the prior-year six-month period. The increase from the prior-year six-month period reflected lower borrowings of $2.1 billion ($1.7 billion in the current six-month period compared to $3.8 billion in the prior-year six-month period). This impact was partially offset by $0.9 billion less spending on share repurchases ($3.5 billion in the current six-month period compared to $4.4 billion in the prior-year six-month period).
See Note 4 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the six months ended April 1, 2017 and information regarding the Company’s bank facilities. The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
See Note 8 to the Condensed Consolidated Financial Statements for a summary of the Company’s dividends in fiscal 2017 and 2016 and share repurchases during the six months ended April 1, 2017.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 1, 2017, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively, with stable outlook. On May 3, 2017, Standard & Poor’s upgraded our long- and short-term debt ratings to A+ and A-1+, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on April 1, 2017 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the International Theme Parks, from any representations, covenants or events of default.

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
Based on their evaluation as of April 1, 2017, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
There have been no changes in our internal controls over financial reporting during the second quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)On February 15, 2017, the Company issued 1,357,657 shares of its common stock in an unregistered transaction. The shares were issued to Kingdom 5-KR-11, Ltd (“Kingdom”) in exchange for 70,502,859 shares of the common stock of Euro Disney SCA held by Kingdom, and the issuance of the Company’s shares was exempt from registration under the private offering exemption provided by Section 4(2) of the Securities Act. On the date of issuance, the Company filed a shelf registration statement on Form S-3 relating to the resale of the shares by Kingdom.
(c)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended April 1, 2017:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2017 - January 31, 2017	5,797,304	$107.29	5,580,000	261 million
February 1, 2017 - February 28 2017	5,864,053	109.96	5,842,500	255 million
March 1, 2017 - April 1, 2017	7,169,232	111.31	7,141,860	248 million
Total	18,830,589	109.65	18,564,360	248 million

(1)
266,229 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
Christine M. McCarthy, Senior Executive Vice President and Chief Financial Officer
May 9, 2017
Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	364 Day Credit Agreement dated as of March 10, 2017	Exhibit 10.1 to the Current Report on Form 8-K of the company dated March 8, 2017

10.2	Amendment dated March 22, 2017, to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the company and Robert A. Iger.	Exhibit 10.1 to the Current Report on Form 8-K of the company dated March 22, 2017

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes
Filed

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.