Form 10-Q
period 2017-07-01
WALT DISNEY CO/
filed 2017-08-08
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
July 1, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,543,480,961 shares of common stock outstanding as of August 2, 2017.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues:
Services	$12,097	$12,113	$35,990	$35,906
Products	2,141	2,164	6,368	6,584
Total revenues	14,238	14,277	42,358	42,490
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(6,469)	(5,946)	(19,328)	(18,568)
Cost of products (exclusive of depreciation and amortization)	(1,248)	(1,255)	(3,764)	(4,120)
Selling, general, administrative and other	(2,022)	(2,305)	(5,948)	(6,467)
Depreciation and amortization	(711)	(626)	(2,074)	(1,838)
Total costs and expenses	(10,450)	(10,132)	(31,114)	(30,993)
Restructuring and impairment charges	—	(44)	—	(125)
Other expense	(177)	—	(177)	—
Interest expense, net	(117)	(70)	(300)	(161)
Equity in the income of investees	124	152	327	776
Income before income taxes	3,618	4,183	11,094	11,987
Income taxes	(1,144)	(1,471)	(3,593)	(4,089)
Net income	2,474	2,712	7,501	7,898
Less: Net income attributable to noncontrolling interests	(108)	(115)	(268)	(278)
Net income attributable to The Walt Disney Company (Disney)	$2,366	$2,597	$7,233	$7,620

Earnings per share attributable to Disney:
Diluted	$1.51	$1.59	$4.55	$4.63

Basic	$1.51	$1.60	$4.58	$4.66

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,572	1,631	1,588	1,647

Basic	1,562	1,621	1,578	1,636

Dividends declared per share	$0.78	$0.71	$1.56	$1.42
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$2,474	$2,712	$7,501	$7,898
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	(5)	(7)	(15)	(11)
Market value adjustments for hedges	(92)	(84)	24	(313)
Pension and postretirement medical plan adjustments	68	28	194	110
Foreign currency translation and other	70	(84)	(153)	(143)
Other comprehensive income/(loss)	41	(147)	50	(357)
Comprehensive income	2,515	2,565	7,551	7,541
Less: Net income attributable to noncontrolling interests	(108)	(115)	(268)	(278)
Less: Other comprehensive (income)/loss attributable to noncontrolling interests	(25)	47	65	79
Comprehensive income attributable to Disney	$2,382	$2,497	$7,348	$7,342
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	July 1, 2017	October 1, 2016
ASSETS
Current assets
Cash and cash equivalents	$4,336	$4,610
Receivables	9,636	9,065
Inventories	1,300	1,390
Television costs and advances	1,214	1,208
Other current assets	665	693
Total current assets	17,151	16,966
Film and television costs	6,798	6,339
Investments	4,141	4,280
Parks, resorts and other property
Attractions, buildings and equipment	52,934	50,270
Accumulated depreciation	(28,335)	(26,849)
	24,599	23,421
Projects in progress	1,889	2,684
Land	1,245	1,244
	27,733	27,349
Intangible assets, net	6,797	6,949
Goodwill	27,835	27,810
Other assets	2,297	2,340
Total assets	$92,752	$92,033

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$9,374	$9,130
Current portion of borrowings	3,338	3,687
Deferred revenue and other	4,382	4,025
Total current liabilities	17,094	16,842
Borrowings	18,849	16,483
Deferred income taxes	4,177	3,679
Other long-term liabilities	6,581	7,706
Commitments and contingencies (Note 10)
Equity
Preferred stock, $.01 par value, Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value, Authorized – 4.6 billion shares, Issued – 2.9 billion shares	36,119	35,859
Retained earnings	70,863	66,088
Accumulated other comprehensive loss	(3,864)	(3,979)
	103,118	97,968
Treasury stock, at cost, 1.3 billion shares	(60,587)	(54,703)
Total Disney Shareholders’ equity	42,531	43,265
Noncontrolling interests	3,520	4,058
Total equity	46,051	47,323
Total liabilities and equity	$92,752	$92,033
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended
	July 1, 2017	July 2, 2016
OPERATING ACTIVITIES
Net income	$7,501	$7,898
Depreciation and amortization	2,074	1,838
Deferred income taxes	294	885
Equity in the income of investees	(327)	(776)
Cash distributions received from equity investees	584	594
Net change in film and television costs and advances	(745)	(224)
Equity-based compensation	278	305
Other	373	605
Changes in operating assets and liabilities:
Receivables	(786)	(821)
Inventories	93	214
Other assets	130	(87)
Accounts payable and other accrued liabilities	(781)	(628)
Income taxes	143	(188)
Cash provided by operations	8,831	9,615

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(2,728)	(3,691)
Acquisitions	(557)	(400)
Other	(5)	(135)
Cash used in investing activities	(3,290)	(4,226)

FINANCING ACTIVITIES
Commercial paper repayments, net	(112)	(216)
Borrowings	4,053	4,046
Reduction of borrowings	(1,736)	(672)
Dividends	(1,237)	(1,168)
Repurchases of common stock	(5,944)	(5,908)
Proceeds from exercise of stock options	256	216
Other	(1,072)	(618)
Cash used in financing activities	(5,792)	(4,320)

Impact of exchange rates on cash and cash equivalents	(23)	(111)

Change in cash and cash equivalents	(274)	958
Cash and cash equivalents, beginning of period	4,610	4,269
Cash and cash equivalents, end of period	$4,336	$5,227
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	July 1, 2017			July 2, 2016
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$43,784	$3,483	$47,267	$44,124	$3,886	$48,010
Comprehensive income	2,382	133	2,515	2,497	68	2,565
Equity compensation activity	174	—	174	235	—	235
Dividends	(1,208)	—	(1,208)	(1,145)	—	(1,145)
Common stock repurchases	(2,444)	—	(2,444)	(1,517)	—	(1,517)
Distributions and other	(157)	(96)	(253)	(1)	(1)	(2)
Ending balance	$42,531	$3,520	$46,051	$44,193	$3,953	$48,146
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Nine Months Ended
	July 1, 2017			July 2, 2016
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$43,265	$4,058	$47,323	$44,525	$4,130	$48,655
Comprehensive income	7,348	203	7,551	7,342	199	7,541
Equity compensation activity	404	—	404	557	—	557
Dividends	(2,445)	—	(2,445)	(2,313)	—	(2,313)
Common stock repurchases	(5,944)	—	(5,944)	(5,908)	—	(5,908)
Distributions and other	(97)	(741)	(838)	(10)	(376)	(386)
Ending balance	$42,531	$3,520	$46,051	$44,193	$3,953	$48,146
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the nine months ended July 1, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation.
These financial statements should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K.
The Company enters into relationships or investments with other entities that may be a variable interest entity (VIE). A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant (as defined by ASC 810-10-25-38) to the VIE. Hong Kong Disneyland Resort and Shanghai Disney Resort (collectively the Asia International Theme Parks) are VIEs. Company subsidiaries (the Management Companies) have management agreements with the Asia International Theme Parks, which provide the Management Companies, subject to certain protective rights of joint venture partners, with the ability to direct the day-to-day operating activities and the development of business strategies that we believe most significantly impact the economic performance of the Asia International Theme Parks. In addition, the Management Companies receive management fees under these arrangements that we believe could be significant to the Asia International Theme Parks. Therefore, the Company has consolidated the Asia International Theme Parks in its financial statements.
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
Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Media Networks	$127	$154	$334	$447
Parks and Resorts	(3)	—	(8)	—
Consumer Products & Interactive Media	—	—	1	—
Equity in the income of investees included in segment operating income	124	154	327	447
Vice Gain	—	—	—	332
Other	—	(2)	—	(3)
Total equity in the income of investees	$124	$152	$327	$776
During the nine months ended July 2, 2016, the Company recognized its share of a net gain (Vice Gain) recorded by A+E Television Networks (A+E), a joint venture owned 50% by the Company, in connection with A+E’s acquisition of an interest in Vice Group Holding, Inc. (Vice). The Company’s $332 million share of the Vice Gain is recorded in “Equity in the income of

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

investees” in the Condensed Consolidated Statement of Income but is not included in segment operating income. See Note 3 for further discussion of the transaction.
Segment revenues and segment operating income are as follows:

	Quarter Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues (1):
Media Networks	$5,866	$5,906	$18,045	$18,031
Parks and Resorts	4,894	4,379	13,748	12,588
Studio Entertainment	2,393	2,847	6,947	7,630
Consumer Products & Interactive Media	1,085	1,145	3,618	4,241
	$14,238	$14,277	$42,358	$42,490
Segment operating income (1):
Media Networks	$1,842	$2,372	$5,427	$6,083
Parks and Resorts	1,168	994	3,028	2,599
Studio Entertainment	639	766	2,137	2,322
Consumer Products & Interactive Media	362	324	1,371	1,541
	$4,011	$4,456	$11,963	$12,545

(1)
Studio Entertainment segment revenues and operating income include an allocation of Consumer Products & Interactive Media revenues, which is meant to reflect royalties on sales of merchandise based on certain film properties. The increase to Studio Entertainment revenues and operating income and corresponding decrease to Consumer Products & Interactive Media revenues and operating income totaled $103 million and $131 million for the quarters ended July 1, 2017 and July 2, 2016, respectively, and $391 million and $573 million for the nine months ended July 1, 2017 and July 2, 2016, respectively.

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Segment operating income	$4,011	$4,456	$11,963	$12,545
Corporate and unallocated shared expenses	(99)	(159)	(392)	(457)
Restructuring and impairment charges	—	(44)	—	(125)
Other expense(1)	(177)	—	(177)	—
Interest expense, net	(117)	(70)	(300)	(161)
Vice Gain	—	—	—	332
Infinity Charge(2)	—	—	—	(147)
Income before income taxes	$3,618	$4,183	$11,094	$11,987

(1)
During the quarter the Company recorded a charge, net of committed insurance recoveries, in connection with the settlement of litigation. The Company is pursuing additional insurance coverage for this matter.

(2)
In the prior-year nine-month period, the Company discontinued its Infinity console game business, which is reported in the Consumer Products & Interactive Media segment, and recorded a charge (Infinity Charge) primarily to write down inventory. The charge also included severance and other asset impairments. The charge was reported in “Cost of products” in the Condensed Consolidated Statement of Income.

3.	Acquisitions
Vice/A+E
Vice is a media company targeting a millennial audience through news and pop culture content and creative brand integration. During the first quarter of fiscal 2016, A+E acquired an 8% interest in Vice in exchange for a 49.9% interest in one of A+E’s cable channels, H2, which has been rebranded as Viceland and programmed with Vice content. As a result of this

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

exchange, A+E recognized a net non-cash gain based on the estimated fair value of H2. The Company’s $332 million share of the Vice Gain was recorded in “Equity in the income of investees” in the Condensed Consolidated Statement of Income in the first quarter of fiscal 2016. At July 1, 2017, A+E had a 20% interest in Vice.
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
In August 2017, the Company entered into an agreement to acquire an incremental 42% interest in BAMTech for $1.6 billion (bringing our aggregate ownership interest to 75%). The transaction, which is subject to regulatory approval, is expected to close prior to the end of the year. Upon closing, the Company will consolidate BAMTech.

4.	Borrowings
During the nine months ended July 1, 2017, the Company’s borrowing activity was as follows:

	October 1, 2016	Borrowings	Payments	Other Activity	July 1, 2017
Commercial paper with original maturities less than three months(1)	$777	$—	$(577)	$—	$200
Commercial paper with original maturities greater than three months	744	4,745	(4,280)	2	1,211
U.S. medium-term notes	16,827	3,995	(1,500)	—	19,322
Asia International Theme Parks borrowings	1,087	13	—	16	1,116
Foreign currency denominated debt and other(2)	735	45	(236)	(206)	338
Total	$20,170	$8,798	$(6,593)	$(188)	$22,187

(1)	Borrowings and payments are reported net.

(2)	The other activity is primarily market value adjustments for debt with qualifying hedges.
The Company has bank facilities with a syndicate of lenders to support commercial paper borrowings as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2018	$2,500	$—	$2,500
Facility expiring March 2019	2,250	—	2,250
Facility expiring March 2021	2,250	—	2,250
Total	$7,000	$—	$7,000
All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. As of July 1, 2017, the Company has $186 million of outstanding letters of credit, of which none were issued under this facility. The facilities specifically exclude certain entities, including the Asia International Theme Parks and Disneyland Paris, from any representations, covenants, or events of default and contain only one financial covenant relating to interest coverage, which the Company met on July 1, 2017 by a significant margin.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Interest expense, net
Interest and investment income and interest expense are reported net in the Condensed Consolidated Statements of Income and consist of the following (net of capitalized interest):

	Quarter Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Interest expense	$(134)	$(88)	$(370)	$(235)
Interest and investment income	17	18	70	74
Interest expense, net	$(117)	$(70)	$(300)	$(161)
Interest and investment income includes gains and losses on the sale of publicly and non-publicly traded investments, investment impairments and interest earned on cash and cash equivalents and certain receivables.

5.	International Theme Parks
The Company has a 47% ownership interest in the operations of Hong Kong Disneyland Resort and a 43% ownership interest in the operations of Shanghai Disney Resort (together, the Asia International Theme Parks), which are both VIEs consolidated in the Company’s financial statements. See Note 1 for the Company’s policy on consolidating VIEs. Disneyland Paris was also a consolidated VIE until the Company acquired 100% ownership of Disneyland Paris in June 2017. Given our 100% ownership, the Company will continue to consolidate Disneyland Paris’ financial results. The Asia International Theme Parks and Disneyland Paris are collectively referred to as the International Theme Parks.
The following table summarizes the carrying amounts of the International Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets as of July 1, 2017 and October 1, 2016:

	July 1, 2017	October 1, 2016
Cash and cash equivalents	$598	$1,008
Other current assets	417	331
Total current assets	1,015	1,339
Parks, resorts and other property	9,263	9,270
Other assets	89	88
Total assets (1)	$10,367	$10,697

Current liabilities	$1,305	$1,499
Borrowings - long-term	1,116	1,087
Other long-term liabilities	318	256
Total liabilities (1)	$2,739	$2,842

(1)
The total assets of the Asia International Theme Parks were $7.8 billion and $8.2 billion, which primarily consist of parks, resorts and other property of $7.2 billion and $7.3 billion at July 1, 2017 and October 1, 2016, respectively. The total liabilities of the Asia International Theme Parks were $2.0 billion and $2.2 billion at July 1, 2017 and October 1, 2016, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statement of Income for the nine months ended July 1, 2017:

July 1, 2017
Revenues	$2,306
Costs and expenses	(2,373)
Equity in the loss of investees	(8)
For the nine months ended July 1, 2017, International Theme Parks’ royalty and management fees of $115 million are eliminated in consolidation but are considered in calculating earnings allocated to noncontrolling interests.
For the nine months ended July 1, 2017, International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statement of Cash Flows were $170 million generated from operating activities, $758 million used in investing activities and $13 million generated from financing activities. The majority of cash flows used in investing activities were for the Asia International Theme Parks.
Disneyland Paris
In February 2017, the Company increased its effective ownership percentage from 81% to 88% by exchanging 1.36 million of the Company’s common shares for 70.5 million outstanding shares of Euro Disney S.C.A. (EDSCA), a publicly-traded French entity, which has an 82% interest in the Disneyland Paris operating company. The transaction was valued at €141 million ($150 million) based on the purchase price of €2 per share.
In the third quarter of fiscal 2017, the Company acquired the remaining outstanding shares of EDSCA at €2 per share, a total cost of €224 million ($250 million), and EDSCA was delisted from Euronext Paris.
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
The Company has provided Shanghai Disney Resort with long-term loans totaling $775 million, bearing interest at rates up to 8%. In addition, the Company has an outstanding balance of $281 million due from Shanghai Disney Resort related to development and pre-opening costs of the resort and outstanding royalties and management fees. The Company has also provided Shanghai Disney Resort with a $157 million line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at July 1, 2017. The loan and line of credit are eliminated upon consolidation.
Shendi has provided Shanghai Disney Resort with term loans totaling 6.6 billion yuan (approximately $1.0 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $202 million) line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at July 1, 2017.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

6.	Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service costs	$90	$80	$273	$239	$3	$2	$9	$8
Interest costs	113	115	336	344	14	16	42	46
Expected return on plan assets	(219)	(186)	(656)	(560)	(13)	(12)	(37)	(34)
Amortization of prior-year service costs	3	3	8	10	—	(1)	—	(1)
Recognized net actuarial loss	101	61	303	182	4	2	12	6
Net periodic benefit cost	$88	$73	$264	$215	$8	$7	$26	$25
During the nine months ended July 1, 2017, the Company made $1.4 billion of contributions to its pension and postretirement medical plans. The Company currently does not expect to make any additional material contributions to its pension and postretirement medical plans during the remainder of fiscal 2017. However, final funding amounts for fiscal 2017 will be assessed based on our January 1, 2017 funding actuarial valuation, which will be available by the end of the fourth quarter of fiscal 2017.

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

	Quarter Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,562	1,621	1,578	1,636
Weighted average dilutive impact of Awards	10	10	10	11
Weighted average number of common and common equivalent shares outstanding (diluted)	1,572	1,631	1,588	1,647
Awards excluded from diluted earnings per share	8	4	11	6

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

8.	Equity
The Company paid the following dividends in fiscal 2017 and 2016:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.78	$1.2 billion	Fourth Quarter of Fiscal 2017	First Half 2017
$0.78	$1.2 billion	Second Quarter of Fiscal 2017	Second Half 2016
$0.71	$1.1 billion	Fourth Quarter of Fiscal 2016	First Half 2016
$0.71	$1.2 billion	Second Quarter of Fiscal 2016	Second Half 2015
During the nine months ended July 1, 2017, the Company repurchased 56 million shares of its common stock for $5.9 billion. As of July 1, 2017, the Company had remaining authorization in place to repurchase approximately 226 million additional shares. The repurchase program does not have an expiration date.
The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (AOCI) (generally net of 37% estimated tax) including our proportional share of equity method investee amounts:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other(1)	AOCI
	Market Value Adjustments
	Investments	Cash Flow Hedges
Balance at April 1, 2017	$16	$91	$(3,525)	$(462)	$(3,880)
Quarter Ended July 1, 2017:
Unrealized gains (losses) arising during the period	(5)	(66)	—	45	(26)
Reclassifications of realized net (gains) losses to net income	—	(26)	68	—	42
Balance at July 1, 2017	$11	$(1)	$(3,457)	$(417)	$(3,864)

Balance at April 2, 2016	$9	$105	$(2,415)	$(298)	$(2,599)
Quarter Ended July 2, 2016:
Unrealized gains (losses) arising during the period	(7)	(49)	(13)	(37)	(106)
Reclassifications of realized net (gains) losses to net income	—	(35)	41	—	6
Balance at July 2, 2016	$2	$21	$(2,387)	$(335)	$(2,699)

Balance at October 1, 2016	$26	$(25)	$(3,651)	$(329)	$(3,979)
Nine Months Ended July 1, 2017:
Unrealized gains (losses) arising during the period	(11)	126	(10)	(88)	17
Reclassifications of net (gains) losses to net income	(4)	(102)	204	—	98
Balance at July 1, 2017	$11	$(1)	$(3,457)	$(417)	$(3,864)

Balance at October 3, 2015	$13	$334	$(2,497)	$(271)	$(2,421)
Nine Months Ended July 2, 2016:
Unrealized gains (losses) arising during the period	(11)	(170)	(15)	(64)	(260)
Reclassifications of net (gains) losses to net income	—	(143)	125	—	(18)
Balance at July 2, 2016	$2	$21	$(2,387)	$(335)	$(2,699)

(1)	Foreign Currency Translation and Other is net of an average 24% estimated tax at July 1, 2017 as the Company has not recognized deferred tax assets for some of our foreign entities.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended		Nine Months Ended
		July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Investments, net	Interest expense, net	$—	$—	$6	$—
Estimated tax	Income taxes	—	—	(2)	—
		—	—	4	—

Cash flow hedges	Primarily revenue	41	56	162	228
Estimated tax	Income taxes	(15)	(21)	(60)	(85)
		26	35	102	143

Pension and postretirement medical expense	Costs and expenses	(108)	(65)	(324)	(199)
Estimated tax	Income taxes	40	24	120	74
		(68)	(41)	(204)	(125)

Total reclassifications for the period		$(42)	$(6)	$(98)	$18
At July 1, 2017 and October 1, 2016, the Company held available-for-sale investments in unrecognized gain positions totaling $23 million and $49 million, respectively, and no investments in significant unrecognized loss positions.

9.	Equity-Based Compensation
Compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Stock options	$20	$26	$62	$72
RSUs	69	74	216	233
Total equity-based compensation expense (1)	$89	$100	$278	$305
Equity-based compensation expense capitalized during the period	$19	$18	$61	$52

(1)	Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $162 million and $555 million, respectively, as of July 1, 2017.
The weighted average grant date fair values of options granted during the nine months ended July 1, 2017 and July 2, 2016 were $25.66 and $31.08, respectively.
During the nine months ended July 1, 2017, the Company made equity compensation grants consisting of 4.9 million stock options and 3.7 million RSUs.

10.	Commitments and Contingencies
Legal Matters
Beef Products, Inc. v. American Broadcasting Companies, Inc. On September 13, 2012, plaintiffs filed an action in South Dakota state court against certain subsidiaries and employees of the Company and others, asserting claims for defamation arising from alleged false statements and implications, statutory and common law product disparagement, and tortious interference with existing and prospective business relationships. The claims arise out of ABC News reports published in March and April 2012 about a product, Lean Finely Textured Beef, that was included in ground beef and hamburger meat. Plaintiffs’ complaint sought actual and consequential damages in excess of $400 million (which in March 2016 they asserted could be as

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

much as $1.9 billion), statutory damages (including treble damages) pursuant to South Dakota’s Agricultural Food Products Disparagement Act, and punitive damages. During the current quarter, the matter was settled during trial.
The Company, together with, in some instances, certain of its directors and officers, is a defendant or codefendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses; management does not believe that the Company has incurred a probable material loss by reason of any of those actions.
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of July 1, 2017, the remaining debt service obligation guaranteed by the Company was $311 million, of which $50 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
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
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.9 billion as of July 1, 2017. The activity in the current period related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was approximately $0.7 billion as of July 1, 2017. The activity in the current period related to the allowance for credit losses was not material.
Income Taxes
During the nine months ended July 1, 2017, the Company decreased its gross unrecognized tax benefits by an amount that was not material. As of July 1, 2017, gross unrecognized tax benefits totaled $818 million.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters. These resolutions would reduce our unrecognized tax benefits by approximately $170 million, of which $52 million would reduce our income tax expense and effective tax rate if recognized.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level:

	Fair Value Measurement at July 1, 2017
	Level 1	Level 2	Level 3	Total
Assets
Investments	$40	$—	$—	$40
Derivatives
Interest rate	—	10	—	10
Foreign exchange	—	497	—	497
Other	—	3	—	3
Liabilities
Derivatives
Interest rate	—	(119)	—	(119)
Foreign exchange	—	(414)	—	(414)
Other	—	(2)	—	(2)
Total recorded at fair value	$40	$(25)	$—	$15
Fair value of borrowings	$—	$21,351	$1,421	$22,772

	Fair Value Measurement at October 1, 2016
	Level 1	Level 2	Level 3	Total
Assets
Investments	$85	$—	$—	$85
Derivatives
Interest rate	—	132	—	132
Foreign exchange	—	596	—	596
Other	—	6	—	6
Liabilities
Derivatives
Interest rate	—	(13)	—	(13)
Foreign exchange	—	(510)	—	(510)
Other	—	(4)	—	(4)
Total recorded at fair value	$85	$207	$—	$292
Fair value of borrowings	$—	$19,500	$1,579	$21,079
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
Level 3 borrowings, which include Asia International Theme Park borrowings and other foreign currency denominated borrowings, are generally valued based on historical market transactions, prevailing market interest rates and the Company’s current borrowing cost and credit risk.
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
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of July 1, 2017
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$207	$155	$(120)	$(120)
Interest rate	—	10	(100)	—
Other	2	1	(2)	—
Derivatives not designated as hedges
Foreign exchange	135	—	(165)	(9)
Interest rate	—	—	—	(19)
Gross fair value of derivatives	344	166	(387)	(148)
Counterparty netting	(252)	(112)	252	112
Cash collateral (received)/paid	(45)	(10)	11	—
Net derivative positions	$47	$44	$(124)	$(36)

	As of October 1, 2016
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$278	$191	$(209)	$(163)
Interest rate	—	132	(13)	—
Other	3	3	(4)	—
Derivatives not designated as hedges
Foreign exchange	125	2	(133)	(5)
Gross fair value of derivatives	406	328	(359)	(168)
Counterparty netting	(241)	(199)	316	124
Cash collateral (received)/paid	(77)	(44)	7	—
Net derivative positions	$88	$85	$(36)	$(44)
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of July 1, 2017 and October 1, 2016, the total notional amount of the Company’s pay-floating interest rate swaps was $7.8 billion and $8.3 billion, respectively. The following table summarizes adjustments related to fair value hedges included in “Interest expense, net” in the Condensed Consolidated Statements of Income.

	Quarter Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Gain (loss) on interest rate swaps	$39	$30	$(203)	$79
Gain (loss) on hedged borrowings	(39)	(30)	203	(79)
In addition, during the quarter and nine months ended July 1, 2017, the Company realized net benefits of $7 million and $29 million, respectively, in “Interest expense, net” related to pay-floating interest rate swaps. During the quarter and nine months ended July 2, 2016, the Company realized net benefits of $24 million and $73 million, respectively, in “Interest expense, net” related to pay-floating interest rate swaps.
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at July 1, 2017 or at October 1, 2016 and gains and losses related to pay-fixed swaps recognized in earnings for the quarter and nine months ended July 1, 2017 and July 2, 2016 were not material.
To facilitate its interest rate risk management activities, the Company sold an option in November 2016 to enter into a future pay-floating interest rate swap indexed to LIBOR for $0.5 billion in future borrowings. The fair value of this contract as of July 1, 2017 was not material. The option is not designated as a hedge and does not qualify for hedge accounting, accordingly, changes in value are recorded in earnings.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of July 1, 2017 and October 1, 2016, the notional amounts of the Company’s net foreign exchange cash flow hedges were $5.6 billion and $5.6 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the quarter and nine months ended July 1, 2017 and July 2, 2016 were not material. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months totaled $65 million.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at July 1, 2017 and October 1, 2016 were $3.5 billion and $3.3 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities for the nine months ended July 1, 2017 and July 2, 2016 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income.

	Costs and Expenses		Interest expense, net		Income Tax expense
Quarter Ended:	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net gains (losses) on foreign currency denominated assets and liabilities	$148	$(75)	$(7)	$(2)	$4	$15
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(144)	52	6	1	21	(19)
Net gains (losses)	$4	$(23)	$(1)	$(1)	$25	$(4)

Nine Months Ended:
Net gains (losses) on foreign currency denominated assets and liabilities	$25	$(29)	$(3)	$(7)	$16	$42
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(26)	(32)	2	5	4	(19)
Net gains (losses)	$(1)	$(61)	$(1)	$(2)	$20	$23
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at July 1, 2017 and October 1, 2016 and related gains or losses recognized in earnings for the quarter and nine months ended July 1, 2017 and July 2, 2016 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount and fair value of these contracts at July 1, 2017 and October 1, 2016 were not material. The related gains or losses recognized in earnings were not material for the quarter and nine months ended July 1, 2017 and July 2, 2016.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $171 million and $86 million on July 1, 2017 and October 1, 2016, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

13. Restructuring and Impairment Charges
The Company recorded $44 million of restructuring and impairment charges in the prior-year quarter primarily consisting of asset impairments associated with shutting down certain international film production operations in the Studio Entertainment segment. The Company recorded $125 million of restructuring and impairment charges in the prior-year nine-month period, which included an investment impairment and contract termination and severance costs at our Media Networks segment as well as the $44 million of restructuring and impairment charges in the prior-year quarter.
14. New Accounting Pronouncements

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the Financial Accounting Standards Board (FASB) issued guidance that will require the Company to present all components of net periodic pension and postretirement benefit costs, other than service costs, in an income statement line item outside of a subtotal of income from operations. The service cost component will continue to be presented in the same line items as other employee compensation costs. In addition, the guidance allows only service costs to be eligible for capitalization, for example, as part of a self-constructed fixed asset or a film production. The new guidance is effective beginning with the first quarter of the Company’s 2019 fiscal year (with early adoption permitted as of the beginning of an annual period). The guidance is required to be adopted retrospectively with respect to the income statement presentation requirement and prospectively for the capitalization requirement. We do not expect the change in capitalization requirement to have a material impact on our financial statements. See Note 6 of this filing and Note 10 to the Consolidated Financial Statements in the 2016 Annual Report on Form 10-K for the amount of each component of net periodic pension and postretirement benefit costs we have reported historically. The amounts of net periodic pension and postretirement benefit costs in these filings are not necessarily indicative of future amounts that may arise in years following implementation of the new accounting pronouncement.
Restricted Cash
In November 2016, the FASB issued guidance that requires restricted cash to be included in cash and cash equivalents in the statement of cash flows. The guidance is required to be adopted retrospectively, and is effective beginning in the first quarter of the Company’s 2019 fiscal year (with early adoption permitted). At July 1, 2017 and October 1, 2016, the Company held restricted cash of approximately $92 million and $150 million, respectively, primarily associated with collateral received from counterparties to its derivative contracts. Changes in restricted cash are currently classified as operating activities in the Condensed Consolidated Statements of Cash Flows as a component of changes in “Other assets”. Under the new guidance, changes in the Company’s restricted cash will generally be classified as either operating activities or investing activities in the Condensed Consolidated Statements of Cash Flows, depending on the nature of the activities that gave rise to the restricted cash balance.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company adopted the new guidance in the first quarter of fiscal 2017. As of July 1, 2017, the impact of the new guidance was as follows:

•
During the quarter and nine months ended July 1, 2017, excess tax benefits of $25 million and $116 million, respectively, were recognized as a benefit in “Income taxes” in the Condensed Consolidated Statement of Income and classified as a source in operating activities in the Condensed Consolidated Statement of Cash Flows. The guidance required prospective adoption for the statement of income and allowed for either prospective or retrospective adoption for the statement of cash flows. The Company elected to prospectively adopt the effect to the statement of cash flows and accordingly, did not restate the Condensed Consolidated Statements of Cash Flows for the quarter and nine months ended July 2, 2016.

•
During the quarter and nine months ended July 1, 2017, cash paid for shares withheld to satisfy employee taxes of $5 million and $192 million, respectively, were classified as a use in financing activities in the Condensed Consolidated Statement of Cash Flows. The guidance required retrospective adoption; accordingly, for the quarter and nine months ended July 2, 2016, uses of $6 million and $229 million, respectively, were reclassified from operating activities to financing activities in the Condensed Consolidated Statements of Cash Flows.

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
Revenue from Contracts with Customers
In May 2014, the FASB issued guidance that replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model, eliminating industry-specific accounting rules. The core principle is to recognize revenue upon the transfer of control of goods or services to customers at an amount that reflects the consideration expected to be received. Since its issuance, the FASB has amended several aspects of the new guidance, including provisions that address revenue recognition associated with the licensing of intellectual property. The new guidance, including the amendments, is effective beginning with the first quarter of the Company’s 2019 fiscal year (with early adoption permitted at the beginning of fiscal year 2018). The guidance may be adopted either by restating all years presented in the Company’s financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. We are assessing the potential impact of this guidance, including the impact on those areas currently subject to industry-specific guidance such as licensing of intellectual property. We have reviewed all of our significant revenue streams to determine which of our accounting policies require change. We are now in the process of evaluating how best to apply the necessary changes, quantifying whether any of the changes have a significant impact on the timing of revenue recognition, and reviewing potential changes to our disclosure requirements. Our assessment is expected to be completed by the end of the year. Our method of adoption will in part be based on the degree of change identified in our assessment.

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
Business Segment Results
Tax Impact of Employee Share-Based Awards
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
Our summary consolidated results are presented below:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions, except per share data)	July 1, 2017	July 2, 2016	Better/ (Worse)	July 1, 2017	July 2, 2016	Better/ (Worse)
Revenues:
Services	$12,097	$12,113	—%	$35,990	$35,906	—%
Products	2,141	2,164	(1)%	6,368	6,584	(3)%
Total revenues	14,238	14,277	—%	42,358	42,490	—%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(6,469)	(5,946)	(9)%	(19,328)	(18,568)	(4)%
Cost of products (exclusive of depreciation and amortization)	(1,248)	(1,255)	1%	(3,764)	(4,120)	9%
Selling, general, administrative and other	(2,022)	(2,305)	12%	(5,948)	(6,467)	8%
Depreciation and amortization	(711)	(626)	(14)%	(2,074)	(1,838)	(13)%
Total costs and expenses	(10,450)	(10,132)	(3)%	(31,114)	(30,993)	—%
Restructuring and impairment charges	—	(44)	nm	—	(125)	nm
Other expense	(177)	—	nm	(177)	—	nm
Interest expense, net	(117)	(70)	(67)%	(300)	(161)	(86)%
Equity in the income of investees	124	152	(18)%	327	776	(58)%
Income before income taxes	3,618	4,183	(14)%	11,094	11,987	(7)%
Income taxes	(1,144)	(1,471)	22%	(3,593)	(4,089)	12%
Net income	2,474	2,712	(9)%	7,501	7,898	(5)%
Less: Net income attributable to noncontrolling interests	(108)	(115)	6%	(268)	(278)	4%
Net income attributable to Disney	$2,366	$2,597	(9)%	$7,233	$7,620	(5)%

Diluted earnings per share attributable to Disney	$1.51	$1.59	(5)%	$4.55	$4.63	(2)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Quarter Results
Revenues for the quarter were comparable to the prior-year quarter at $14.2 billion; net income attributable to Disney decreased 9%, or $231 million, to $2.4 billion; and diluted earnings per share attributable to Disney (EPS) decreased 5% from $1.59 to $1.51. The EPS decrease for the quarter was due to lower operating results and a charge in connection with the settlement of litigation, partially offset by decreases in the effective tax rate and in weighted average shares outstanding as a result of our share repurchase program. In addition, net income attributable to Disney reflected an approximate 1 percentage point decline due to the movement of the U.S. dollar against major currencies including the impact of our hedging program (FX Impact).
Revenues
Service revenues for the quarter were flat at $12.1 billion as lower theatrical distribution and advertising revenue were offset by increased guest spending and attendance at our parks and resorts, growth in TV/subscription video on demand (SVOD) distribution revenue and higher fees from Multi-channel Video Distributors (MVPDs) (Affiliate Fees). The increase at our parks and resorts included the benefit of a full quarter of operations at Shanghai Disney Resort, which opened late in the third quarter of the prior year. Service revenue reflected an approximate 1 percentage point decline due to an unfavorable FX Impact.
Product revenues for the quarter decreased 1%, or $23 million, to $2.1 billion due to lower volumes at our home entertainment distribution and retail businesses and the discontinuation of the Infinity console game business (Infinity). These decreases were partially offset by increased volume and guest spending at our parks and resorts, including the benefit from a full quarter of operations at Shanghai Disney Resort. Product revenue reflected an approximate 1 percentage point decline due to an unfavorable FX Impact.
Costs and expenses
Cost of services for the quarter increased 9%, or $523 million, to $6.5 billion, driven by increased sports programming costs and higher costs at our parks and resorts, partially offset by lower theatrical distribution costs. The increase at parks and resorts reflected increased volume, including a full quarter of operations at Shanghai Disney Resort, costs associated with new guest offerings and inflation.
Cost of products for the quarter decreased 1%, or $7 million, to $1.2 billion, driven by lower retail and home entertainment volume and the discontinuation of Infinity. These decreases were partially offset by an increase at our parks and resorts due to increased volume, including a full quarter of operations at Shanghai Disney Resort, higher guest spending and cost inflation.
Selling, general, administrative and other costs decreased 12%, or $283 million, to $2.0 billion, driven by lower theatrical marketing costs. Selling, general, administrative and other costs reflected an approximate 2 percentage point benefit from a favorable FX Impact.
Depreciation and amortization increased 14%, or $85 million, to $0.7 billion, primarily due to a full quarter of operations at Shanghai Disney Resort.
Restructuring and impairment charges
The Company recorded $44 million of restructuring and impairment charges in the prior-year quarter primarily consisting of asset impairments associated with shutting down certain international film production operations in the Studio Entertainment segment.
Other Expense
During the quarter, the Company recorded a charge, net of committed insurance recoveries, in connection with the settlement of litigation. The Company is pursuing additional insurance coverage for this matter.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	July 1, 2017	July 2, 2016	% Change Better/(Worse)
Interest expense	$(134)	$(88)	(52)%
Interest and investment income	17	18	(6)%
Interest expense, net	$(117)	$(70)	(67)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The increase in interest expense was due to higher average debt balances, lower capitalized interest and higher average interest rates. Capitalized interest was lower due to the completion of the majority of construction at Shanghai Disney Resort in the prior-year quarter.
Equity in the income of investees
Equity in the income of investees decreased $28 million to $124 million for the quarter due to a loss at BAMTech and an increased loss at Hulu, partially offset by higher income at A+E Television Networks (A+E). The Company acquired its 33% interest in BAMTech in August 2016 and January 2017. The decrease at Hulu was due to higher marketing and labor costs, partially offset by higher subscription revenue. The increase at A+E was due to lower programming costs, partially offset by lower advertising revenue.
Effective Income Tax Rate

	Quarter Ended
	July 1, 2017	July 2, 2016	Change Better/(Worse)
Effective income tax rate	31.6%	35.2%	3.6	ppt
The decrease in the effective income tax rate for the quarter was primarily due to a favorable impact from a change in our estimated full year effective income tax rate, a decrease in foreign losses for which we are not recognizing a tax benefit and a benefit from the adoption of the new accounting pronouncement related to the tax impact of employee share-based awards (see Note 14 to the Condensed Consolidated Financial Statements). The change in our estimated full year effective income tax rate was driven by an increase in our estimated benefit related to qualified domestic production activities. The estimated full year effective rate is used to determine the quarterly income tax provision and is adjusted each quarter based on information available at the end of that quarter.
Noncontrolling Interests

	Quarter Ended
(in millions)	July 1, 2017	July 2, 2016	% Change Better/(Worse)
Net income attributable to noncontrolling interests	$108	$115	6%
The decrease in net income attributable to noncontrolling interests for the quarter was driven by the impact of lower net income at ESPN, partially offset by the impact of improvements at Shanghai Disney Resort and Disneyland Paris.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes.

Nine-Month Results
Revenues for the nine-month period were comparable to the prior year at $42.4 billion; net income attributable to Disney decreased 5%, or $387 million, to $7.2 billion; and EPS decreased 2% from $4.63 to $4.55. The EPS decrease for the nine-month period was due to lower operating results, the absence of the Vice Gain (see Note 3 to the Condensed Consolidated Financial Statements), the third quarter charge in connection with the settlement of litigation and higher net interest expense. These decreases were partially offset by a benefit from a decrease in weighted average shares outstanding as a result of our share repurchase program, a lower effective income tax rate, the absence of the Infinity Charge (see Note 2 of the Condensed Consolidated Financial Statements) and restructuring and impairment charges that were recorded in the prior year. In addition, net income attributable to Disney reflected an approximate 1 percentage point decline due to an unfavorable FX Impact.
Revenues
Service revenues for the nine-month period were essentially flat at $36.0 billion, as the benefit of the opening of Shanghai Disney Resort, an increase in guest spending and attendance at our other parks and resorts, growth in Affiliate Fees and higher TV/SVOD distribution revenue were offset by lower theatrical and home entertainment distribution revenue, a decrease in merchandise licensing revenue and lower advertising revenue. Service revenue reflected an approximate 1 percentage point decline due to an unfavorable FX Impact.
Product revenues for the nine-month period decreased 3%, or $0.2 billion, to $6.4 billion, due to lower volumes at our home entertainment distribution and retail businesses and the discontinuation of Infinity. These decreases were partially offset

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

by the benefit of the opening of Shanghai Disney Resort and higher guest spending at our other parks and resorts. Product revenue reflected an approximate 1 percentage point decline due to an unfavorable FX Impact.
Costs and expenses
Cost of services for the nine-month period increased 4%, or $0.8 billion, to $19.3 billion, due to increased sports programming costs, the impact of the opening of Shanghai Disney Resort and cost inflation at our other parks and resorts. These increases were partially offset by lower film cost amortization and theatrical distribution costs.
Cost of products for the nine-month period decreased 9%, or $0.4 billion, to $3.8 billion, due to the discontinuation of Infinity, the absence of the Infinity Charge and lower retail and home entertainment volumes, partially offset by an increase at our parks and resorts due to higher volumes, including a full quarter of operations at Shanghai Disney Resort, and inflation.
Selling, general, administrative and other costs for the nine-month period decreased 8%, or $0.5 billion, to $5.9 billion, due to lower theatrical marketing costs and the discontinuation of Infinity. Selling, general, administrative and other costs reflected an approximate 2 percentage point benefit from a favorable FX Impact.
Depreciation and amortization for the nine-month period increased 13%, or $236 million, to $2.1 billion, due to a full quarter of operations at Shanghai Disney Resort.
Restructuring and impairment charges
The Company recorded $125 million of restructuring and impairment charges in the prior-year nine-month period for investment and asset impairments and contract termination and severance costs in the Media Networks and Studio Entertainment segments.
Other Expense
During the nine-month period, the Company recorded a charge, net of committed insurance recoveries, in connection with the settlement of litigation. The Company is pursuing additional insurance coverage for this matter.
Interest expense, net
Interest expense, net is as follows:

	Nine Months Ended
(in millions)	July 1, 2017	July 2, 2016	% Change Better/(Worse)
Interest expense	$(370)	$(235)	(57)%
Interest and investment income	70	74	(5)%
Interest expense, net	$(300)	$(161)	(86)%
The increase in interest expense for the nine-month period was due to lower capitalized interest, an increase in our average debt balances and higher average interest rates. Capitalized interest was lower due to the completion of the majority of construction at Shanghai Disney Resort in the prior-year third quarter.
Equity in the income of investees
Equity in the income of investees decreased $449 million to $327 million for the nine-month period primarily due to the absence of the $332 million Vice Gain that was recognized in the prior-year nine-month period (See Note 3 to the Condensed Consolidated Financial Statements). The decrease also reflected a higher loss at Hulu and a loss at BAMTech. Results at Hulu reflected higher marketing, content and labor costs, partially offset by higher subscription and advertising revenue.
Effective Income Tax Rate

	Nine Months Ended
	July 1, 2017	July 2, 2016	Change Better/(Worse)
Effective income tax rate	32.4%	34.1%	1.7	ppt
The decrease in the effective income tax rate for the nine months was due to a favorable impact from the adoption of the new accounting pronouncement related to the tax impact of employee share-based awards ($116 million) (see Note 14 to the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Condensed Consolidated Financial Statements), a decrease in foreign losses for which we are not recognizing a tax benefit and an increase in our estimated benefit related to qualified domestic production activities.
Noncontrolling Interests

	Nine Months Ended
(in millions)	July 1, 2017	July 2, 2016	% Change Better/(Worse)
Net income attributable to noncontrolling interests	$268	$278	4%
The decrease in net income attributable to noncontrolling interests for the nine-month period was due to the impact of lower net income at ESPN, partially offset by the impact of improvements at Shanghai Disney Resort and Disneyland Paris.

SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the nine months ended July 1, 2017 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	July 1, 2017	July 2, 2016	Better/ (Worse)	July 1, 2017	July 2, 2016	Better/ (Worse)
Revenues:
Media Networks	$5,866	$5,906	(1)%	$18,045	$18,031	—%
Parks and Resorts	4,894	4,379	12%	13,748	12,588	9%
Studio Entertainment	2,393	2,847	(16)%	6,947	7,630	(9)%
Consumer Products & Interactive Media	1,085	1,145	(5)%	3,618	4,241	(15)%
	$14,238	$14,277	—%	$42,358	$42,490	—%
Segment operating income:
Media Networks	$1,842	$2,372	(22)%	$5,427	$6,083	(11)%
Parks and Resorts	1,168	994	18%	3,028	2,599	17%
Studio Entertainment	639	766	(17)%	2,137	2,322	(8)%
Consumer Products & Interactive Media	362	324	12%	1,371	1,541	(11)%
	$4,011	$4,456	(10)%	$11,963	$12,545	(5)%

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	July 1, 2017	July 2, 2016	Better/ (Worse)	July 1, 2017	July 2, 2016	Better/ (Worse)
Segment operating income	$4,011	$4,456	(10)%	$11,963	$12,545	(5)%
Corporate and unallocated shared expenses	(99)	(159)	38%	(392)	(457)	14%
Restructuring and impairment charges	—	(44)	nm	—	(125)	nm
Other expense(1)	(177)	—	nm	(177)	—	nm
Interest expense, net	(117)	(70)	(67)%	(300)	(161)	(86)%
Vice Gain(2)	—	—	nm	—	332	nm
Infinity Charge(3)	—	—	nm	—	(147)	nm
Income before income taxes	$3,618	$4,183	(14)%	$11,094	$11,987	(7)%

(1)
During the quarter, the Company recorded a charge, net of committed insurance recoveries, in connection with the settlement of litigation. The Company is pursuing additional insurance coverage for this matter.

(2)	See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the Vice Gain.

(3)	See Note 2 to the Condensed Consolidated Financial Statements for a discussion of the Infinity Charge.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation expense is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	July 1, 2017	July 2, 2016	Better/ (Worse)	July 1, 2017	July 2, 2016	Better/ (Worse)
Media Networks
Cable Networks	$34	$37	8%	$105	$111	5%
Broadcasting	21	23	9%	67	68	1%
Total Media Networks	55	60	8%	172	179	4%
Parks and Resorts
Domestic	333	313	(6)%	983	949	(4)%
International	187	113	(65)%	500	283	(77)%
Total Parks and Resorts	520	426	(22)%	1,483	1,232	(20)%
Studio Entertainment	13	12	(8)%	36	36	—%
Consumer Products & Interactive Media	15	16	6%	46	46	—%
Corporate	60	61	2%	189	185	(2)%
Total depreciation expense	$663	$575	(15)%	$1,926	$1,678	(15)%
Amortization of intangible assets is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	July 1, 2017	July 2, 2016	Better/ (Worse)	July 1, 2017	July 2, 2016	Better/ (Worse)
Media Networks	$3	$4	25%	$9	$14	36%
Parks and Resorts	1	1	—%	3	3	—%
Studio Entertainment	16	20	20%	48	59	19%
Consumer Products & Interactive Media	28	26	(8)%	88	84	(5)%
Total amortization of intangible assets	$48	$51	6%	$148	$160	8%

Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	July 1, 2017	July 2, 2016	Better/ (Worse)
Revenues
Affiliate fees	$3,176	$3,112	2%
Advertising	2,006	2,140	(6)%
TV/SVOD distribution and other	684	654	5%
Total revenues	5,866	5,906	(1)%
Operating expenses	(3,500)	(3,002)	(17)%
Selling, general, administrative and other	(593)	(622)	5%
Depreciation and amortization	(58)	(64)	9%
Equity in the income of investees	127	154	(18)%
Operating Income	$1,842	$2,372	(22)%
Revenues
The increase in affiliate fees was due to growth of approximately 7% from higher contractual rates, partially offset by an approximate 3 and one-half percent decrease from fewer subscribers.
The decrease in advertising revenues was due to a decrease of $81 million at Cable Networks, from $1,122 million to $1,041 million and a decrease of $53 million at Broadcasting, from $1,018 million to $965 million. The decrease at Cable Networks was due to a 7% decrease from lower impressions, partially offset by a 2% increase from higher rates. The decrease

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

in impressions was primarily due to lower average viewership and a decrease in units delivered including the impact of two fewer NBA finals games. Broadcasting advertising revenues reflected decreases of 9% from lower network impressions and 1% from the owned television stations, which were both due to lower average viewership. These decreases were partially offset by a 6% increase from higher network rates.
TV/SVOD distribution and other revenue increased $30 million primarily due to higher program sales, partially offset by an unfavorable FX Impact. The increase in program sales was primarily due to The Defenders, Quantico and Black-ish in the current quarter compared to How to Get Away with Murder and Devious Maids in the prior-year quarter. This increase was partially offset by a decrease in the number of cable titles sold in the current quarter.
Costs and Expenses
Operating expenses include programming and production costs, which increased $524 million, from $2,679 million to $3,203 million. At Cable Networks, programming and production costs increased $388 million due to a contractual rate increase for NBA programming and, to a lesser extent, severance and contract termination costs. At Broadcasting, programming and production costs increased $136 million primarily due to higher program sales and a higher cost mix of network programming.
Selling, general, administrative and other costs decreased $29 million, from $622 million to $593 million driven by lower marketing costs at the international Disney Channels and Freeform.
Equity in the Income of Investees
Income from equity investees decreased $27 million, from $154 million to $127 million due to a loss at BAMTech and a higher loss at Hulu, partially offset by higher income at A+E. The decrease at Hulu was driven by higher marketing and labor costs, partially offset by higher subscription revenue. The increase at A+E was due to lower programming costs, partially offset by lower advertising revenue.
 Segment Operating Income
Segment operating income decreased $530 million, to $1,842 million due to decreases at ESPN and the ABC Television Network and lower income from equity investees.
The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	July 1, 2017	July 2, 2016	Better/ (Worse)
Revenues
Cable Networks	$4,086	$4,200	(3)%
Broadcasting	1,780	1,706	4%
	$5,866	$5,906	(1)%
Segment operating income
Cable Networks	$1,462	$1,893	(23)%
Broadcasting	253	325	(22)%
Equity in the income of investees	127	154	(18)%
	$1,842	$2,372	(22)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change
(in millions)	July 1, 2017	July 2, 2016	Better/ (Worse)
Revenues
Domestic	$3,935	$3,697	6%
International	959	682	41%
Total revenues	4,894	4,379	12%
Operating expenses	(2,687)	(2,439)	(10)%
Selling, general, administrative and other	(515)	(519)	1%
Depreciation and amortization	(521)	(427)	(22)%
Equity in the loss of investees	(3)	—	nm
Operating Income	$1,168	$994	18%
Revenues
Parks and Resorts revenues increased 12%, or $515 million, to $4.9 billion due to increases of $277 million at our international operations and $238 million at our domestic operations. Results were favorably impacted by the timing of the Easter holiday, which fell in the third quarter of the current year compared to the second quarter of the prior year.
Revenue growth at our international operations reflected increases of 34% from higher volumes and 7% from higher average guest spending, partially offset by a decrease of 2% from an unfavorable FX Impact. The increase in volumes reflected a full quarter of operations at Shanghai Disney Resort in the current year and, to a lesser extent, higher attendance at Disneyland Paris. Guest spending growth reflected an increase at Disneyland Paris driven by higher average ticket prices and increased food and beverage spending.
Revenue growth at our domestic operations reflected increases of 4% from higher average guest spending and 2% from higher volumes. Guest spending growth was due to higher average ticket prices for cruise line sailings and theme park admissions, increased average daily rates at our hotels and higher food and beverage spending. Higher volumes were due to attendance growth, partially offset by lower occupied hotel room nights and a decrease in passenger cruise ship days. The decrease in occupied room nights was driven by reduced room inventory due to refurbishments and conversions to vacation club units. Lower passenger cruise ship days reflected the impact of the Disney Fantasy dry-dock in the current quarter.
The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Parks
Increase/(decrease)
Attendance	8%	(4)%	72%	1%	22%	(3)%
Per Capita Guest Spending	2%	8%	(1)%	4%	(2)%	7%
Hotels (1)
Occupancy	88%	90%	84%	81%	87%	88%
Available Room Nights (in thousands)	2,533	2,597	772	635	3,305	3,232
Per Room Guest Spending	$330	$306	$311	$286	$326	$303

(1)	Per room guest spending consists of the average daily hotel room rate, as well as food, beverage and merchandise sales at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)	Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2016 third quarter average foreign exchange rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Costs and Expenses
Operating expenses include operating labor, which increased $98 million, from $1,177 million to $1,275 million, infrastructure costs, which increased $89 million, from $431 million to $520 million, and cost of sales, which increased $39 million, from $383 million to $422 million. The increase in operating labor was due to new guest offerings, higher operations support costs, inflation, a full quarter of operations at Shanghai Disney Resort in the current year and higher volumes at our other parks and resorts. Higher infrastructure costs were driven by increased operations support costs, the dry-dock of the Disney Fantasy and a full quarter of operations at Shanghai Disney Resort. The increase in cost of sales was due to higher volumes, including a full quarter of operations at Shanghai Disney Resort. Other operating expenses, which include costs for such items as supplies, commissions, and entertainment offerings, increased due to new guest offerings, higher volumes and a full quarter of operations at Shanghai Disney Resort.
Selling, general, administrative and other costs decreased $4 million, from $519 million to $515 million due to higher marketing spend in the prior-year quarter in connection with the opening of Shanghai Disney Resort, largely offset by an increase in domestic marketing spend in the current quarter driven by new guest offerings.
The increase in depreciation and amortization was primarily due to a full quarter of operations at Shanghai Disney Resort.
Segment Operating Income
Segment operating income increased 18%, or $174 million, to $1,168 million due to growth at our international operations.
Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	July 1, 2017	July 2, 2016	Better/ (Worse)
Revenues
Theatrical distribution	$1,044	$1,510	(31)%
Home entertainment	488	610	(20)%
TV/SVOD distribution and other	861	727	18%
Total revenues	2,393	2,847	(16)%
Operating expenses	(1,099)	(1,259)	13%
Selling, general, administrative and other	(626)	(790)	21%
Depreciation and amortization	(29)	(32)	9%
Operating Income	$639	$766	(17)%
Revenues
The decrease in theatrical distribution revenue was due to the timing of Disney live action releases Beauty and the Beast and The Jungle Book. Beauty and the Beast was released in the second quarter of the current year, while The Jungle Book was released in the prior-year third quarter. The decrease also reflected the performance of other significant releases, which included Guardians of the Galaxy Vol. 2, Pirates of the Caribbean: Dead Men Tell No Tales and Cars 3 in the current quarter compared to Captain America: Civil War, Finding Dory and Alice Through the Looking Glass in the prior-year quarter. Additionally, the prior-year quarter included the continued performance of Zootopia, whereas there was no Disney feature animation title in release in the current quarter.
Lower home entertainment revenue was due to decreases of 13% from lower unit sales and 6% from lower average net effective pricing. The decrease in unit sales was driven by the performance of Star Wars: The Force Awakens in the prior-year quarter compared to Rogue One: A Star Wars Story in the current quarter. Other significant titles in the current quarter included Beauty and the Beast and Moana, whereas the prior-year quarter included Zootopia. The decrease in average net effective pricing was due to lower rates and a lower sales mix of new release titles. New release titles have a higher sales price than catalog titles. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.
Higher TV/SVOD distribution and other revenue was due to an increase of 16% from TV/SVOD distribution primarily due to higher domestic rates, international growth and the timing of domestic title availabilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Costs and Expenses
Operating expenses include a decrease of $103 million in film cost amortization, from $868 million to $765 million, due to the impact of lower revenues and lower film cost impairments, partially offset by a higher average film cost amortization rate in the current quarter. Operating expenses also include cost of goods sold and distribution costs, which decreased $57 million, from $391 million to $334 million due to lower theatrical distribution costs and lower home entertainment unit sales.
Selling, general, administrative and other costs decreased $164 million from $790 million to $626 million primarily due to lower theatrical marketing costs driven by spending on the DreamWorks title, The BFG, in the prior-year quarter compared to no DreamWorks titles released in the current quarter. The Company stopped distributing new DreamWorks releases after the fourth quarter of fiscal 2016. The current quarter also benefited from the timing of release for Beauty and the Beast, which released in the second quarter of the current year compared to The Jungle Book, which released in the prior-year third quarter.
Segment Operating Income
Segment operating income decreased 17%, or $127 million, to $639 million due to lower theatrical and home entertainment distribution results, partially offset by growth in TV/SVOD distribution and lower film cost impairments.
Consumer Products & Interactive Media
Operating results for the Consumer Products & Interactive Media segment are as follows:

	Quarter Ended		% Change
(in millions)	July 1, 2017	July 2, 2016	Better/ (Worse)
Revenues
Licensing, publishing and games	$746	$776	(4)%
Retail and other	339	369	(8)%
Total revenues	1,085	1,145	(5)%
Operating expenses	(431)	(501)	14%
Selling, general, administrative and other	(249)	(278)	10%
Depreciation and amortization	(43)	(42)	(2)%
Operating Income	$362	$324	12%
Revenues
Lower licensing, publishing and games revenue was due to decreases of 3% from our games business and 1% from our publishing business. The decrease in games revenue was due to the discontinuation of Infinity in the prior year and lower licensed game revenue, partially offset by higher minimum guarantee shortfall recognition. The decrease at our publishing business was driven by lower unit sales of comics.
Lower retail and other revenue was driven by a decrease of 10% from our retail business primarily due to lower comparable store sales. The decrease in comparable store sales reflected higher sales of Frozen, Star Wars and Finding Dory/Nemo merchandise in the prior-year quarter, partially offset by sales of Moana merchandise in the current quarter.
Costs and Expenses
Operating expenses include a $47 million decrease in cost of goods sold and distribution costs, from $281 million to $234 million, a $1 million decrease in labor and occupancy costs, from $132 million to $131 million and a $24 million decrease in product development expense, from $73 million to $49 million. The decrease in cost of goods sold and distribution costs was due to lower retail sales, the discontinuation of Infinity and the decrease in sales of comics. Lower product development expense was driven by fewer mobile games in development, the discontinuation of Infinity and lower spending on video content.
Selling, general, administrative and other costs decreased $29 million from $278 million to $249 million driven by lower costs at our merchandise licensing and games businesses. The decrease at our merchandise licensing business was driven by lower labor costs, while the decrease at our games business was due to the discontinuation of Infinity.
Segment Operating Income
Segment operating income increased 12%, or $38 million, to $362 million, due to increases at our merchandise licensing and games businesses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

BUSINESS SEGMENT RESULTS - Nine Month Results

Media Networks
Operating results for the Media Networks segment are as follows:

	Nine Months Ended		% Change
(in millions)	July 1, 2017	July 2, 2016	Better/ (Worse)
Revenues
Affiliate Fees	$9,479	$9,187	3%
Advertising	6,466	6,706	(4)%
TV/SVOD distribution and other	2,100	2,138	(2)%
Total revenues	18,045	18,031	—%
Operating expenses	(10,899)	(10,261)	(6)%
Selling, general, administrative and other	(1,872)	(1,941)	4%
Depreciation and amortization	(181)	(193)	6%
Equity in the income of investees	334	447	(25)%
Operating Income	$5,427	$6,083	(11)%
Revenues
The increase in affiliate fees was due to an increase of 7% from higher contractual rates, partially offset by a decrease of 3% from subscribers.
The decrease in advertising revenues was due to decreases of $144 million at Cable Networks, from $3,523 million to $3,379 million, and $96 million at Broadcasting, from $3,183 million to $3,087 million. The decrease at Cable Networks was due to a 6% decrease from lower impressions, partially offset by a 3% increase from higher rates. The decrease at Broadcasting was due to an 8% decrease from lower network impressions and a 2% decrease from other advertising, partially offset by a 7% increase in network rates and a 1% increase at the owned television stations driven by higher political advertising. The decrease in impressions at both Cable Networks and Broadcasting was due to lower average viewership.
TV/SVOD distribution and other revenue decreased $38 million due to an unfavorable FX impact, partially offset by higher program sales. The increase in program sales was due to higher sales of ABC titles, partially offset by lower sales of cable programs.
Costs and Expenses
Operating expenses include programming and production costs, which increased $701 million from $9,352 million to $10,053 million. At Cable Networks, programming and production costs increased $618 million due to contractual rate increases for NBA, NFL and college sports programming. These increases were partially offset by a lower cost mix of programming at the Disney Channels and Freeform and the timing of airing new seasons at the Disney Channels. At Broadcasting, programming and production costs increased $83 million due to a higher cost mix of network programming, contractual rate increases and higher program sales. These increases were partially offset by lower cost write-downs for network programming.
Selling, general, administrative and other costs decreased $69 million primarily due to lower marketing costs and a favorable FX Impact.
Equity in the Income of Investees
Income from equity investees decreased $113 million from $447 million to $334 million due to a higher loss at Hulu and a loss at BAMTech. Results at Hulu reflected higher marketing, content and labor costs, partially offset by higher subscription and advertising revenue.
 Segment Operating Income
Segment operating income decreased 11%, or $656 million, to $5,427 million due to a decrease at ESPN and lower income from equity investees, partially offset by higher income from program sales and increases at the Disney Channels, Freeform and the owned television stations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Nine Months Ended		% Change
(in millions)	July 1, 2017	July 2, 2016	Better/ (Worse)
Revenues
Cable Networks	$12,576	$12,676	(1)%
Broadcasting	5,469	5,355	2%
	$18,045	$18,031	—%
Segment operating income
Cable Networks	$4,117	$4,714	(13)%
Broadcasting	976	922	6%
Equity in the income of investees	334	447	(25)%
	$5,427	$6,083	(11)%
Restructuring and Impairment Charges
The Company recorded restructuring and impairment charges of $87 million related to Media Networks in the prior-year nine-month period due to an investment impairment and contract termination and severance costs.

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Nine Months Ended		% Change
(in millions)	July 1, 2017	July 2, 2016	Better/ (Worse)
Revenues
Domestic	$11,231	$10,792	4%
International	2,517	1,796	40%
Total revenues	13,748	12,588	9%
Operating expenses	(7,817)	(7,341)	(6)%
Selling, general, administrative and other	(1,409)	(1,413)	—%
Depreciation and amortization	(1,486)	(1,235)	(20)%
Equity in the loss of investees	(8)	—	nm
Operating Income	$3,028	$2,599	17%
Revenues
Parks and Resorts revenues increased 9%, or $1,160 million, to $13.7 billion due to increases of $721 million at our international operations and $439 million at our domestic operations.
Revenue growth at our international operations reflected increases of 34% from higher volumes and 5% from an increase in guest spending, partially offset by a decrease of 2% from an unfavorable FX Impact. Higher volumes were due to a full period of operations at Shanghai Disney Resort in the current period and, to a lesser extent, higher attendance and occupied room nights at Disneyland Paris. Guest spending growth reflected an increase at Disneyland Paris driven by higher food and beverage spending and average daily hotel room rates.
Revenue growth at our domestic operations reflected an increase of 3% from higher average guest spending due to higher average ticket prices for theme park admissions and for cruise line sailings as well as increased food and beverage spending. Domestic volumes were comparable to the prior year as increased attendance at Walt Disney World Resort was largely offset by lower occupied room nights at Walt Disney World Resort and Disneyland Resort. The decrease in occupied room nights was driven by reduced room inventory due to refurbishments and conversions to vacation club units.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Parks
Increase/(decrease)
Attendance	2%	2%	64%	(4)%	15%	1%
Per Capita Guest Spending	3%	7%	(1)%	4%	(1)%	7%
Hotels (1)
Occupancy	89%	90%	82%	79%	87%	88%
Available Room Nights (in thousands)	7,663	7,788	2,222	1,869	9,885	9,657
Per Room Guest Spending	$321	$309	$279	$263	$312	$301

(1)	Per room guest spending consists of the average daily hotel room rate, as well as food, beverage and merchandise sales at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)	Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2016 nine-month average foreign exchange rate.
Costs and Expenses
Operating expenses include operating labor, which increased $198 million from $3,494 million to $3,692 million, infrastructure costs, which increased $105 million from $1,368 million to $1,473 million, and cost of sales, which increased $85 million from $1,141 million to $1,226 million. The increase in operating labor was due to a full period of operations at Shanghai Disney Resort in the current year, inflation and new guest offerings, partially offset by the benefit of efficiency initiatives. Higher infrastructure costs were primarily due to a full period of operations at Shanghai Disney Resort, inflation and new guest offerings. The increase in cost of sales was due to a full period of operations at Shanghai Disney Resort, inflation and higher volumes at our other parks and resorts. Other operating expenses, which include costs for such items as supplies, commissions and entertainment offerings, increased due to a full period of operations at Shanghai Disney Resort and new guest offerings. The increases in operating expenses due to a full period of operations at Shanghai Disney Resort were partially offset by the absence of pre-opening costs.
Selling, general, administrative and other costs decreased $4 million, from $1,413 million to $1,409 million due to lower marketing spend as well as the absence of pre-opening costs at Shanghai Disney Resort. These decreases were largely offset by an increase in domestic marketing spend driven by new guest offerings.
The increase in depreciation and amortization was due to a full period of operations at Shanghai Disney Resort.
Segment Operating Income
Segment operating income increased 17%, or $429 million, to $3,028 million due to growth at our international and domestic operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Nine Months Ended		% Change
(in millions)	July 1, 2017	July 2, 2016	Better/ (Worse)
Revenues
Theatrical distribution	$2,715	$3,259	(17)%
Home entertainment	1,454	1,728	(16)%
TV/SVOD distribution and other	2,778	2,643	5%
Total revenues	6,947	7,630	(9)%
Operating expenses	(2,970)	(3,200)	7%
Selling, general, administrative and other	(1,756)	(2,013)	13%
Depreciation and amortization	(84)	(95)	12%
Operating Income	$2,137	$2,322	(8)%
Revenues
The decrease in theatrical distribution revenue was due to the comparison of Star Wars: The Force Awakens in the prior-year period to Rogue One: A Star Wars Story in the current period, two Pixar titles in prior-year period compared to one in the current period and the performance of Zootopia in the prior-year period compared to Moana in the current period. The Pixar titles in the prior-year period included Finding Dory and The Good Dinosaur, whereas the current period included Cars 3. These decreases were partially offset by the stronger performance of Disney live action titles and two Marvel titles, Guardians of the Galaxy Vol. 2 and Doctor Strange in the current period compared to one Marvel title, Captain America: Civil War, in the prior-year period. The Disney live action titles in the current period included Beauty and the Beast and Pirates of the Caribbean: Dead Men Tell No Tales, while the prior-year period included The Jungle Book and Alice Through the Looking Glass.
Lower home entertainment revenue was due to a decrease of 18% from lower unit sales driven by lower sales of Star Wars Classic titles and lower performance of Rogue One: A Star Wars Story in the current period compared to Star Wars: The Force Awakens in the prior-year period. Other significant titles in release included Finding Dory, Moana, Doctor Strange and Beauty and the Beast in the current period compared to Inside Out, Zootopia, Ant-Man and The Good Dinosaur in the prior-year period.
Higher TV/SVOD distribution and other revenue was driven by an increase of 10% from TV/SVOD distribution, partially offset by a decrease of 7% from lower revenue share with the Consumer Products & Interactive Media segment due to the stronger performance of merchandise based on Star Wars and Frozen in the prior-year period. The increase in TV/SVOD distribution was primarily due to international growth and higher domestic rates.
Costs and Expenses
Operating expenses include a decrease of $112 million in film cost amortization, from $2,133 million to $2,021 million due to the impact of lower revenues and a reduction in film cost impairments, partially offset by a higher average film cost amortization rate in the current period. Operating expenses also include cost of goods sold and distribution costs, which decreased $118 million, from $1,067 million to $949 million primarily due to a decrease in home entertainment unit sales and lower theatrical distribution costs.
Selling, general, administrative and other costs decreased $257 million from $2,013 million to $1,756 million due to lower theatrical marketing costs and a favorable FX Impact. The decrease in theatrical marketing costs reflected two DreamWorks titles, The BFG and Bridge of Spies, in the prior-year period compared to no DreamWorks releases in the current period. The Company stopped distributing new DreamWorks titles after the fourth quarter of fiscal 2016.
The decrease in depreciation and amortization was driven by lower amortization of intangible assets.
Segment Operating Income
Segment operating income decreased 8%, or $185 million, to $2,137 million due to a decrease in theatrical and home entertainment distribution results, partially offset by growth in TV/SVOD distribution and lower film cost impairments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Consumer Products & Interactive Media
Operating results for the Consumer Products & Interactive Media segment are as follows:

	Nine Months Ended		% Change
(in millions)	July 1, 2017	July 2, 2016	Better/ (Worse)
Revenues
Licensing, publishing and games	$2,409	$2,905	(17)%
Retail and other	1,209	1,336	(10)%
Total revenues	3,618	4,241	(15)%
Operating expenses	(1,406)	(1,739)	19%
Selling, general, administrative and other	(708)	(831)	15%
Depreciation and amortization	(134)	(130)	(3)%
Equity in the income of investees	1	—	nm
Operating Income	$1,371	$1,541	(11)%
Revenues
Lower licensing, publishing and games revenue was due to decreases of 9% from our games business, 6% from our merchandise licensing business and 2% from our publishing business. Lower games revenue was due to the discontinuation of Infinity in the prior-year period and decreased licensing revenue from Star Wars: Battlefront. The decrease at our merchandise licensing business was due to lower revenue in the current period from merchandise based on Star Wars and Frozen and an unfavorable FX Impact, partially offset by higher revenue from merchandise based on Cars. The decrease at our publishing business was driven by lower sales of books based on Star Wars and various Disney properties and a decrease in comic book sales.
Lower retail and other revenue was driven by a decrease of 10% from our retail business due to lower comparable store and online sales in our key markets, reflecting higher sales of Frozen and Star Wars in the prior-year period, partially offset by sales of Moana merchandise in the current period.
Costs and Expenses
Operating expenses included a $238 million decrease in cost of goods sold and distribution costs, from $1,046 million to $808 million, an $8 million decrease in labor and occupancy costs, from $404 million to $396 million, and an $83 million decrease in product development expense, from $243 million to $160 million. The decrease in cost of goods sold and distribution costs was due to the discontinuation of Infinity, lower retail sales and the decrease in sales of books and comics. Lower product development expense was primarily due to the discontinuation of Infinity and fewer mobile games in development.
Selling, general, administrative and other costs decreased $123 million from $831 million to $708 million primarily due the discontinuation of Infinity and a favorable FX Impact. The discontinuation of Infinity resulted in lower marketing costs.
Segment Operating Income
Segment operating income decreased 11%, or $170 million, to $1,371 million due to lower results at our merchandise licensing, retail and publishing businesses, partially offset by an improvement at our games business.
Restructuring and Impairment Charges
In the prior-year period, the Company recorded the Infinity Charge, which totaled $147 million and has been excluded from segment operating income (See Note 2 to the Condensed Consolidated Financial Statements).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	July 1, 2017	July 2, 2016	Better/ (Worse)	July 1, 2017	July 2, 2016	Better/ (Worse)
Corporate and unallocated shared expenses	$(99)	$(159)	38%	$(392)	$(457)	14%
The decrease in corporate and unallocated shared expense for the quarter and nine-month period was due to lower incentive compensation costs.

TAX IMPACT OF EMPLOYEE SHARE-BASED AWARDS
As disclosed in Note 14 to the Condensed Consolidated Financial Statements, the Company adopted new accounting guidance in the first quarter of the current year with respect to the tax impacts (i.e. excess tax benefits or tax deficiencies) associated with employee share-based awards. For the current quarter and nine-month period, the Company recognized $25 million and $116 million, respectively, of excess tax benefits in “Income Taxes” in the Condensed Consolidated Statements of Income. Based on expected vesting/forfeiture/exercise of employee awards over the remainder of the year, we estimate that for the full year fiscal 2017 we will recognize approximately $120 million of excess tax benefits in “Income Taxes”. The market price of Company common stock and actual exercise decisions of employee option holders will determine the actual excess tax benefits or tax deficiencies and, accordingly, the excess tax benefit that we recognize may be different than this estimate.

FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Nine Months Ended		% Change Better/ (Worse)
(in millions)	July 1, 2017	July 2, 2016
Cash provided by operations	$8,831	$9,615	(8)%
Cash used in investing activities	(3,290)	(4,226)	22%
Cash used in financing activities	(5,792)	(4,320)	(34)%
Impact of exchange rates on cash and cash equivalents	(23)	(111)	79%
Change in cash and cash equivalents	$(274)	$958	nm
Operating Activities
Cash provided by operating activities decreased 8% to $8.8 billion for the current nine-month period compared to $9.6 billion in the prior-year nine-month period due to a decrease in operating cash flow at Studio Entertainment and an increase in contributions to the Company’s pension plans, partially offset by higher operating cash flow at Parks and Resorts. The decrease in operating cash flow at Studio Entertainment was due to lower operating cash receipts driven by a decrease in revenue and higher film and television spending. Parks and Resorts cash flow reflected higher operating cash receipts due to increased revenues, partially offset by higher payments for labor and other costs, driven by volume and inflation growth.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The Company’s film and television production and programming activity for the nine months ended July 1, 2017 and July 2, 2016 are as follows:

	Nine Months Ended
(in millions)	July 1, 2017	July 2, 2016
Beginning balances:
Production and programming assets	$7,547	$7,353
Programming liabilities	(1,063)	(989)
	6,484	6,364
Spending:
Television program licenses and rights	6,025	5,225
Film and television production	3,863	3,578
	9,888	8,803
Amortization:
Television program licenses and rights	(5,986)	(5,055)
Film and television production	(3,157)	(3,524)
	(9,143)	(8,579)

Change in film and television production and programming costs	745	224
Other non-cash activity	19	20
Ending balances:
Production and programming assets	8,012	7,322
Programming liabilities	(764)	(714)
	$7,248	$6,608

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the nine months ended July 1, 2017 and July 2, 2016 are as follows:

	Nine Months Ended
(in millions)	July 1, 2017	July 2, 2016
Media Networks
Cable Networks	$70	$55
Broadcasting	44	55
Total Media Networks	114	110
Parks and Resorts
Domestic	1,682	1,619
International	721	1,689
Total Parks and Resorts	2,403	3,308
Studio Entertainment	64	67
Consumer Products & Interactive Media	17	33
Corporate	130	173
	$2,728	$3,691
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
The Company currently expects its fiscal 2017 capital expenditures will be approximately $0.8 billion lower than fiscal 2016 capital expenditures of $4.8 billion primarily due to decreased investments at our international parks and resorts, partially offset by increased investments at our domestic parks and resorts.
Other Investing Activities
During the current nine-month period, the Company acquired an incremental 18% interest in BAMTech for $557 million. During the prior-year nine-month period, the Company acquired an 11% interest in Vice for $400 million.

Financing Activities
Cash used in financing activities was $5.8 billion in the current nine-month period, which reflected repurchases of common stock of $5.9 billion and dividends of $1.2 billion, partially offset by net cash inflows from borrowings of $2.2 billion.
Cash used in financing activities of $5.8 billion was $1.5 billion more than the $4.3 billion used in the prior-year nine-month period. The increase from the prior-year nine-month period was primarily due to lower borrowings in the current nine-month period compared to the prior-year nine-month period ($2.2 billion vs. $3.2 billion, respectively).
See Note 4 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the nine months ended July 1, 2017 and information regarding the Company’s bank facilities. The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
See Note 8 to the Condensed Consolidated Financial Statements for a summary of the Company’s dividends in fiscal 2017 and 2016 and share repurchases during the nine months ended July 1, 2017.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of July 1, 2017, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A+ and A-1+, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on July 1, 2017 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the International Theme Parks, from any representations, covenants or events of default.

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
Based on their evaluation as of July 1, 2017, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
There have been no changes in our internal controls over financial reporting during the third quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended July 1, 2017:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2, 2017 - April 30, 2017	5,600,055	$113.49	5,577,399	242 million
May 1, 2017 - May 31, 2017	9,372,819	109.65	9,345,000	233 million
June 1, 2017 - July 1, 2017	7,423,354	106.15	7,398,800	226 million
Total	22,396,228	109.45	22,321,199	226 million

(1)
75,029 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
August 8, 2017
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes
Filed

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.