Form 10-K
period 2017-09-30
WALT DISNEY CO/
filed 2017-11-22
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2017	Commission File Number 1-11605

Incorporated in Delaware 500 South Buena Vista Street, Burbank, California 91521 (818) 560-1000	I.R.S. Employer Identification No. 95-4545390
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐ No ☒
The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $177.9 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
There were 1,510,312,194 shares of common stock outstanding as of November 15, 2017.
Documents Incorporated by Reference
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2018 annual meeting of the Company’s shareholders.

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
Information on the Company’s revenues, segment operating income and identifiable assets appears in Note 1 to the Consolidated Financial Statements included in Item 8 hereof. The Company employed approximately 199,000 people as of September 30, 2017.
The Company is preparing to launch two direct-to-consumer (DTC) streaming services, one in 2018 and one in late 2019. An ESPN-branded service distributing multi-sports content is planned for 2018 and a Disney-branded service distributing the Company’s film and television content is planned for 2019. In September 2017, the Company acquired a majority interest in BAMTech LLC (BAMTech), a streaming technology and content delivery business, which is providing technical support for the launch and distribution of these services (see Cable Networks for further discussion of BAMTech).
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
The businesses in the Media Networks segment principally generate revenue from the following:

•
fees charged to cable, satellite and telecommunications service providers (traditional Multi-channel Video Programming Distributors “MVPD”), over-the-top (OTT) digital MVPDs (“DMVPD”) collectively referred to as MVPDs and television stations affiliated with our domestic broadcast television network for the right to deliver our programs to their customers/subscribers (“affiliate fees”);

•	the sale to advertisers of time in programs for commercial announcements (“ad sales”); and

•	the sale to television networks and distributors for the right to use our television programming (“program sales”).
Operating expenses primarily consist of programming and production costs, participations and residuals expense, technical support costs, operating labor and distribution costs.
Cable Networks
Our primary cable networks are branded ESPN, Disney and Freeform. These networks produce their own programs or acquire rights from third parties to air their programs on our networks.
Cable networks derive the majority of their revenues from affiliate fees and, for certain networks (primarily ESPN and Freeform), ad sales. Generally, the Company’s cable networks provide programming services under multi-year agreements with MVPDs that include contractually determined rates on a per subscriber basis. The amounts that we can charge to MVPDs for our cable network services are largely dependent on the quality and quantity of programming that we can provide and the competitive market. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand. We also sell programming developed by our cable networks worldwide to television broadcasters, to subscription video-on-demand (SVOD) services (such as Netflix, Hulu and Amazon) and in home entertainment formats (such as DVD, Blu-ray and electronic home video license).

The Company’s significant cable channels and the number of subscribers as estimated by Nielsen Media Research(1) (except where noted) are as follows:

Estimated Subscribers (in millions)
ESPN - Domestic
ESPN	88
ESPN2	87
ESPNU	67
ESPNEWS (2)	66
SEC Network (2)	60
Disney - Domestic
Disney Channel	92
Disney Junior	72
Disney XD	74
Freeform	90
International Channels (3)
ESPN	146
Disney Channel	221
Disney Junior	151
Disney XD	127

(1)	Nielsen Media Research estimates are as of September 2017 and capture traditional MVPD and certain DMVPD subscriber counts.

(2)	Because Nielsen Media Research does not measure these channels, estimated subscriber counts are according to SNL Kagan as of December 2016.

(3)	Because Nielsen Media Research and SNL Kagan do not measure these channels, estimated subscriber counts are based on internal management reports as of September 2017.
ESPN
ESPN is a multimedia sports entertainment company owned 80% by the Company and 20% by Hearst Corporation. ESPN operates eight 24-hour domestic television sports channels: ESPN and ESPN2 (sports channel dedicated to professional and college sports as well as sports news and original programming), ESPNU (a channel devoted to college sports), ESPNEWS, SEC Network (a sports programming channel dedicated to Southeastern Conference college athletics), ESPN Classic, Longhorn Network (a channel dedicated to The University of Texas athletics) and ESPN Deportes (a Spanish language channel), which are all simulcast in high definition except ESPN Classic. ESPN programs the sports schedule on the ABC Television Network, which is branded ESPN on ABC. ESPN owns 19 television channels outside of the United States (primarily in Latin America) that reach 61 countries and territories in four languages (English, Spanish, Portuguese and French).
ESPN holds rights for various professional and college sports programming including college football (including bowl games and the College Football Playoff) and basketball, the National Basketball Association (NBA), the National Football League (NFL), Major League Baseball (MLB), US Open Tennis, various soccer rights, the Wimbledon Championships and the Masters golf tournament.
ESPN also operates:

•
ESPN.com - which delivers sports news, information and video on internet-connected devices, with a dozen editions in three languages globally. In the U.S., ESPN.com also features live video streams of ESPN channels to authenticated MVPD subscribers. Non-subscribers have limited access to certain content.

•
ESPN App - which delivers scores, news, highlights, short form video, podcasts and live audio, with 11 editions in three languages globally. In the U.S., the ESPN app also features live video streams of ESPN’s linear channels and exclusive events on internet-connected devices to authenticated MVPD subscribers. Non-subscribers have limited access to certain content.

•
ESPN Events Management – which owns and operates the ESPYs (annual awards show), X Games (winter and summer action sports competitions) and a portfolio of collegiate sporting events including bowl games, basketball games and post-season award shows

•
ESPN Radio – which distributes talk and play by play programming and is one of the largest sports radio networks in the U.S. ESPN Radio network programming is carried on approximately 400 terrestrial stations including four ESPN owned stations in New York, Los Angeles, Chicago and Dallas and on satellite and internet radio

•	ESPN The Magazine – which is a bi-weekly sports magazine
Disney
The Company operates over 100 Disney branded television channels, which are broadcast in 34 languages and 162 countries/territories, and Radio Disney. Branded channels include Disney Channel, Disney Junior, Disney XD, Disney Cinemagic, Disney Cinema, Hungama and DLife. Disney content is also available through video-on-demand services and online through our websites: DisneyChannel.com, DisneyXD.com and DisneyJunior.com. Programming for these channels includes internally developed and acquired programming.
Disney Channel, Disney Junior and Disney XD are available digitally through products that deliver live or on-demand programming on internet-connected devices to authenticated MVPD subscribers. Non-subscribers have limited access to select content on these platforms.
Disney Channel - Disney Channel is a cable channel that airs original series and movie programming targeted to kids ages 2 to 14. In the U.S., Disney Channel airs 24 hours a day. Disney Channel develops and produces shows for exhibition on its channel, including live-action comedy series, animated programming and preschool series as well as original movies. Disney Channel also airs programming and content from Disney’s theatrical film and television programming library.
Disney Junior - Disney Junior is a cable channel that airs programming targeted to kids ages 2 to 7 and their parents and caregivers, featuring animated and live-action programming that blends Disney’s storytelling and characters with learning. In the U.S., Disney Junior airs 24 hours a day. Disney Junior also airs as a programming block on the Disney Channel.
Disney XD - Disney XD is a cable channel that airs a mix of live-action and animated programming targeted to kids ages 6 to 11. In the U.S., Disney XD airs 24 hours a day.
Disney Cinemagic and Disney Cinema - Disney Cinemagic and Disney Cinema are premium subscription services, which are available in a limited number of countries in Europe, that air a selection of Disney movies, cartoons and shorts as well as animated television series.
Radio Disney - Radio Disney is targeted to kids, tweens and families reaching listeners through a national broadcast on various distribution platforms. Radio Disney is also available in Latin America on two owned terrestrial stations and through agreements with third-party radio stations.
Freeform
Freeform is a domestic cable channel targeted to viewers ages 14 to 34. Freeform produces original live-action programming, acquires programming from third parties, airs content from our owned theatrical film library and features branded holiday programming events such as “13 Nights of Halloween” and “25 Days of Christmas”.
Freeform is available digitally through platforms that deliver either live or on-demand channel programing on internet-connected devices to authenticated MVPD subscribers. Non-subscribers have limited access to select Freeform programming.
Hungama
Hungama is a cable channel in India, which features a mix of animated series, movies and game shows, targeted at kids.
UTV/Bindass
We operate UTV and Bindass branded channels in India. UTV Action and UTV Movies offer Bollywood movies as well as Hindi dubbed Hollywood movies. Bindass is a youth entertainment channel, and Bindass Play is a music channel.
BAMTech
BAMTech LLC (BAMTech) is a streaming technology and content delivery business. The Company acquired 15% and 18% interests in BAMTech in August 2016 and January 2017, respectively. On September 25, 2017, the Company acquired an incremental 42% interest, bringing the Company’s aggregate ownership interest to 75%, and the Company now consolidates BAMTech. Prior to September 25, 2017, BAMTech was accounted for as an equity investee, and the Company’s share of the financial results were reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income.
BAMTech generates revenue from providing technology services to video streaming services and from subscription and advertising revenue from direct-to-consumer streaming services it offers to consumers.

Broadcasting
Our broadcasting business includes a domestic broadcast network, television production and distribution operations, and eight owned domestic television stations.
Domestic Broadcast Television Network
The Company operates the ABC Television Network (ABC), which as of September 30, 2017, had affiliation agreements with 244 local television stations reaching almost 100% of U.S. television households. ABC broadcasts programs in the primetime, daytime, late night, news and sports “dayparts”.
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
ABC network programming is available digitally on internet-connected devices to authenticated MVPD subscribers. Non-subscribers have more limited access to on-demand episodes.
The ABC app and ABC.com provide online extensions to ABC programming including episodes and selected clips. ABCNews.com provides in-depth worldwide news coverage online and video-on-demand news reports from ABC News broadcasts. ABC News also has an agreement to provide news content to Yahoo! News.
Television Production
The Company produces the majority of its scripted television programs under the ABC Studios banner. Program development is carried out in collaboration with independent writers, producers and creative teams, with a focus on one-hour dramas and half-hour comedies, primarily for primetime broadcasts. Primetime programming produced either for our networks or for third parties for the 2017/2018 television season includes nine returning and eight new one-hour dramas and four new and three returning half-hour comedies. Additionally, the Company is producing four drama series for Netflix and one drama series for Hulu. The Company also produces Jimmy Kimmel Live for late night and a variety of primetime specials, as well as syndicated, news and daytime programming.
Television Distribution
We distribute the Company’s productions worldwide to television broadcasters, to SVOD services, and in home entertainment formats.
Domestic Television Stations
The Company owns eight television stations, six of which are located in the top ten television household markets in the U.S. The television stations derive the majority of their revenues from ad sales. The stations also receive affiliate fees from MVPDs. All of our television stations are affiliated with ABC and collectively reach 21% of the nation’s television households. Each owned station broadcasts three digital channels: the first consists of local, ABC and syndicated programming; the second is the Live Well Network; and the third is the LAFF Network.
The stations we own are as follows:

TV Station	Market	Television Market Ranking(1)
WABC	New York, NY	1
KABC	Los Angeles, CA	2
WLS	Chicago, IL	3
WPVI	Philadelphia, PA	4
KGO	San Francisco, CA	6
KTRK	Houston, TX	8
WTVD	Raleigh-Durham, NC	24
KFSN	Fresno, CA	54

(1)	Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2017

Equity Investments
The Company has investments in media businesses that are accounted for under the equity method, and the Company’s share of the financial results for these equity investments are reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income. The Company’s significant media equity investments are as follows:
A+E and Vice
A+E Television Networks (A+E) is a joint venture owned 50% by the Company and 50% by the Hearst Corporation. A +E operates a variety of cable channels including:

•	A&E – which offers entertainment programming including original reality and scripted series

•	HISTORY – which offers original series and event-driven specials

•	Lifetime – which is devoted to female-focused programming

•	Lifetime Movie Network (LMN) – which is a 24-hour movie channel

•	FYI – which offers contemporary lifestyle programming

•	Lifetime Real Women – which is a 24-hour cable channel with programming focusing on women
A+E programming is available in over 200 countries and territories.
A+E has an 18% interest in Vice Group Holding, Inc. (Vice), which operates Viceland, a channel offering programming of lifestyle-oriented documentaries and reality series aimed towards millennials. Viceland is owned 50% by A+E and 50% by Vice. In addition, the Company has a 10% direct ownership interest in Vice.
A+E and Vice’s significant cable channels and the number of domestic subscribers by channel as estimated by Nielsen Media Research(1) are as follows:

Estimated Subscribers (in millions)(1)
A+E
A&E	91
HISTORY	92
Lifetime	91
LMN	73
FYI	58
Vice
Viceland	70

(1)	Nielsen Media Research estimates are as of September 2017 and capture traditional MVPD and certain DMVPD subscriber counts.
CTV
ESPN holds a 30% equity interest in CTV Specialty Television, Inc., which owns television channels in Canada, including The Sports Networks (TSN) 1-5, Le Réseau des Sports (RDS), RDS2, RDS Info, ESPN Classic Canada, Discovery Canada and Animal Planet Canada.
Hulu
Hulu LLC (Hulu) aggregates acquired television and film entertainment content and original content produced by Hulu and distributes it digitally to internet-connected devices. Hulu offers a subscription-based service with limited commercials and a subscription-based service with no commercials. In May 2017, Hulu launched an OTT service, which offers live streams of broadcast and cable channels, including the major broadcast networks.
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
Seven TV
Seven TV operates an advertising-supported, free-to-air Disney Channel in Russia. The Company has a 20% ownership interest and a 49% economic interest in the business.
Competition and Seasonality
The Company’s Media Networks businesses compete for viewers primarily with other television and cable networks, independent television stations and other media, such as online video services and video games. With respect to the sale of advertising time, we compete with other television networks and radio stations, independent television stations, MVPDs and other advertising media such as digital content, newspapers, magazines and billboards. Our television and radio stations primarily compete for audiences and advertisers in local market areas.
The Company’s Media Networks businesses face competition from other networks for advertising revenue and carriage by MVPDs and face competition from online services. The Company’s contractual agreements with MVPDs are renewed or renegotiated from time to time in the ordinary course of business. Consolidation and other market conditions in the cable, satellite and telecommunication distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable programming services that are as favorable as those currently in place.
The Company’s Media Networks businesses also compete for the acquisition of sports, talent, show concepts and other programming. The market for programming is very competitive, particularly for live sports programming.
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

▪
Federal statutes permit our television stations in the aggregate to reach a maximum of 39% of the national audience. Pursuant to the most recent decision by the FCC as to how to calculate compliance with this limit, our eight stations reach approximately 21% of the national audience.

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

•
Regulation of programming. The FCC regulates broadcast programming by, among other things, banning “indecent” programming, regulating political advertising and imposing commercial time limits during children’s programming. Penalties for broadcasting indecent programming can range up to nearly $400 thousand per indecent utterance or image per station.

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
PARKS AND RESORTS
The Company owns and operates the Walt Disney World Resort in Florida; the Disneyland Resort in California; Disneyland Paris; Aulani, a Disney Resort & Spa in Hawaii; the Disney Vacation Club; the Disney Cruise Line; and Adventures by Disney. The Company manages and has effective ownership interests of 47% in Hong Kong Disneyland Resort and 43% in Shanghai Disney Resort, both of which are consolidated in our financial statements. The Company also licenses our intellectual property to a third party to operate the Tokyo Disney Resort in Japan. The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions as well as resort properties.
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
Walt Disney World Resort
The Walt Disney World Resort is located 22 miles southwest of Orlando, Florida, on approximately 25,000 acres of land. The resort includes theme parks (the Magic Kingdom, Epcot, Disney’s Hollywood Studios and Disney’s Animal Kingdom); hotels; vacation club properties; a retail, dining and entertainment complex (Disney Springs); a sports complex; conference centers; campgrounds; golf courses; water parks; and other recreational facilities designed to attract visitors for an extended stay.
The Walt Disney World Resort is marketed through a variety of international, national and local advertising and promotional activities. A number of attractions and restaurants in each of the theme parks are sponsored or operated by other corporations through multi-year agreements.

Magic Kingdom — The Magic Kingdom consists of six themed areas: Adventureland, Fantasyland, Frontierland, Liberty Square, Main Street USA and Tomorrowland. Each land provides a unique guest experience featuring themed attractions, live Disney character interactions, restaurants, refreshment areas and merchandise shops. Additionally, there are daily parades and a nighttime fireworks event.
Epcot — Epcot consists of two major themed areas: Future World and World Showcase. Future World dramatizes certain historical developments and addresses the challenges facing the world today through pavilions devoted to showcasing science and technology innovations, communication, transportation, use of imagination, nature and food production, the ocean environment and space. World Showcase presents a community of nations focusing on the culture, traditions and accomplishments of people around the world. Countries represented with pavilions include Canada, China, France, Germany, Italy, Japan, Mexico, Morocco, Norway, the United Kingdom and the United States. Both areas feature themed attractions, restaurants and merchandise shops. Epcot also features a nighttime entertainment event.
Disney’s Hollywood Studios — Disney’s Hollywood Studios consists of seven themed areas: Animation Courtyard, Commissary Lane, Echo Lake, Hollywood Boulevard, Muppets Courtyard, Pixar Place and Sunset Boulevard. The areas provide behind-the-scenes glimpses of Hollywood-style action through various shows and attractions and offer themed food service and merchandise facilities. The park also features nighttime entertainment events. The Company is constructing two new themed areas, one based on the Toy Story franchise that is scheduled to open in 2018 and the other based on Star Wars that is scheduled to open in 2019.
Disney’s Animal Kingdom — Disney’s Animal Kingdom consists of a 145-foot tall Tree of Life centerpiece surrounded by seven themed areas: Africa, Asia, DinoLand USA, Discovery Island, Oasis, Pandora - The World of Avatar and Rafiki’s Planet Watch. Each themed area contains attractions, entertainment, restaurants and merchandise shops. The park features more than 300 species of mammals, birds, reptiles and amphibians and 3,000 varieties of vegetation. Disney’s Animal Kingdom also features a nighttime entertainment event.
Hotels, Vacation Club Properties and Other Resort Facilities — As of September 30, 2017, the Company owned and operated 18 resort hotels and vacation club facilities at the Walt Disney World Resort, with approximately 22,000 rooms and 3,200 vacation club units. Resort facilities include 468,000 square feet of conference meeting space and Disney’s Fort Wilderness camping and recreational area, which offers approximately 800 campsites. In 2017, the Company began construction on a new 500-hotel room tower scheduled to open in 2019 at Disney’s Coronado Springs Resort.
Disney Springs is a 127-acre retail, dining and entertainment complex and consists of four areas: Marketplace, The Landing, Town Center and West Side. The areas are home to more than 150 venues including the 51,000-square-foot World of Disney retail store. Most of the Disney Springs facilities are operated by third parties that pay rent to the Company.
Nine independently-operated hotels with approximately 6,000 rooms are situated on property leased from the Company.
ESPN Wide World of Sports Complex is a 230-acre center that hosts professional caliber training and competitions, festival and tournament events and interactive sports activities. The complex, which welcomes both amateur and professional athletes, accommodates multiple sporting events, including baseball, basketball, football, soccer, softball, tennis and track and field. It also includes a 9,500-seat stadium. In 2016, the Company began construction on an additional indoor sports venue that will have 8,000 seats and host cheer, dance, basketball and volleyball competitions.
Other recreational amenities and activities available at the Walt Disney World Resort include three championship golf courses, miniature golf courses, full-service spas, tennis, sailing, water skiing, swimming, horseback riding and a number of other sports and leisure time activities. The resort also includes two water parks: Disney’s Blizzard Beach and Disney’s Typhoon Lagoon.
Disneyland Resort
The Company owns 486 acres and has the rights under long-term lease for use of an additional 55 acres of land in Anaheim, California. The Disneyland Resort includes two theme parks (Disneyland and Disney California Adventure), three resort hotels and a retail, dining and entertainment complex (Downtown Disney).
The Disneyland Resort is marketed through a variety of international, national and local advertising and promotional activities. A number of the attractions and restaurants in the theme parks are sponsored or operated by other corporations through multi-year agreements.
Disneyland — Disneyland consists of eight themed areas: Adventureland, Critter Country, Fantasyland, Frontierland, Main Street USA, Mickey’s Toontown, New Orleans Square and Tomorrowland. These areas feature themed attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, Disneyland offers daily parades and nighttime fireworks and entertainment events. The Company is constructing a new Star Wars-themed area that is scheduled to open in 2019.
Disney California Adventure — Disney California Adventure is adjacent to Disneyland and includes seven themed areas: Buena Vista Street, Cars Land, Grizzly Peak, Hollywood Land, Pacific Wharf, Paradise Pier and “a bug’s land”. These areas include attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, Disney California Adventure offers a nighttime entertainment event.
Hotels, Vacation Club Units and Other Resort Facilities — Disneyland Resort includes three Company-owned and operated hotels and vacation club facilities with approximately 2,400 rooms, 50 vacation club units and 180,000 square feet of conference meeting space. The Company plans to build a fourth hotel with 700 rooms opening in 2021.
Downtown Disney is a themed 15-acre, retail, entertainment and dining outdoor complex with approximately 30 venues located adjacent to both Disneyland and Disney California Adventure. Most of the Downtown Disney facilities are operated by third parties that pay rent to the Company. The Company plans to build a new 6,500-space parking garage scheduled to open in 2019.
Aulani, a Disney Resort & Spa
Aulani, a Disney Resort & Spa, is a Company operated family resort on a 21-acre oceanfront property on Oahu, Hawaii featuring 351 hotel rooms, an 18,000-square-foot spa and 12,000 square feet of conference meeting space. The resort also has 481 Disney Vacation Club units.
Disneyland Paris
Disneyland Paris is located on a 5,510-acre development in Marne-la-Vallée, approximately 20 miles east of Paris, France. The land is being developed pursuant to a master agreement with French governmental authorities. Disneyland Paris includes two theme parks (Disneyland Park and Walt Disney Studios Park); seven themed resort hotels; two convention centers; a shopping, dining and entertainment complex (Disney Village); and a 27-hole golf facility. Of the 5,510 acres comprising the site, approximately half have been developed to date, including a planned community development (Val d’Europe) and an eco-tourism destination (Villages Nature).
During fiscal 2017, the Company increased its effective ownership interest from 81% to 100% of Disneyland Paris (see Note 6 to the Consolidated Financial Statements).
Disneyland Park — Disneyland Park consists of five themed areas: Adventureland, Discoveryland, Fantasyland, Frontierland and Main Street USA. These areas include themed attractions, shows, restaurants, merchandise shops and refreshment stands. Disneyland Park also features a daily parade and a nighttime entertainment event.
Walt Disney Studios Park — Walt Disney Studios Park takes guests into the worlds of cinema, animation and television and includes four themed areas: Backlot, Front Lot, Production Courtyard and Toon Studio. These areas each include themed attractions, shows, restaurants, merchandise shops and refreshment stands.
Hotels and Other Facilities — Disneyland Paris operates seven resort hotels, with approximately 5,800 rooms and 210,000 square feet of conference meeting space. In addition, nine on-site hotels that are owned and operated by third parties provide approximately 2,700 rooms.
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
Disneyland Paris along with its 50% joint venture partner, Pierre & Vacances-Center Parcs, is developing Villages Nature, a European eco-tourism destination adjacent to the resort. Villages Nature, which opened its first phase in September 2017, currently consists of recreational facilities and 916 vacation rental units.
Hong Kong Disneyland Resort
The Company owns a 47% interest in Hong Kong Disneyland Resort through Hongkong International Theme Parks Limited, an entity in which the Government of the Hong Kong Special Administrative Region (HKSAR) owns a 53% majority interest. The resort is located on 310 acres on Lantau Island and is in close proximity to the Hong Kong International Airport.

Hong Kong Disneyland Resort includes one theme park and three themed resort hotels. A separate Hong Kong subsidiary of the Company is responsible for managing Hong Kong Disneyland Resort. The Company is entitled to receive royalties and management fees based on the operating performance of Hong Kong Disneyland Resort.
Hong Kong Disneyland — Hong Kong Disneyland consists of seven themed areas: Adventureland, Fantasyland, Grizzly Gulch, Main Street USA, Mystic Point, Tomorrowland and Toy Story Land. These areas feature themed attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, there are daily parades and a nighttime fireworks event. In October 2017, construction began on an expansion of the park that will open in phases by 2023 and add a number of new guest offerings including two new themed areas.
Hotels — Hong Kong Disneyland Resort includes three themed hotels with a total of 1,750 rooms.
Shanghai Disney Resort
The Company owns a 43% interest in Shanghai Disney Resort, which opened in June 2016. Shanghai Shendi (Group) Co., Ltd (Shendi), owns a 57% interest. The resort is located in the Pudong district of Shanghai on approximately 1,000 acres of land, which includes the Shanghai Disneyland theme park; two themed resort hotels; a retail, dining and entertainment complex (Disneytown); and an outdoor recreation area. A management company, in which the Company has a 70% interest and Shendi has a 30% interest, is responsible for operating the resort and receives a management fee based on the operating performance of Shanghai Disney Resort. The Company is also entitled to royalties based on the resort’s revenues.
Shanghai Disneyland — Shanghai Disneyland consists of six themed areas: Adventure Isle, Fantasyland, Gardens of Imagination, Mickey Avenue, Tomorrowland and Treasure Cove. These areas feature themed attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, there are daily parades and a nighttime fireworks event. In 2016, construction began on a seventh themed area based on the Toy Story franchise, which is set to open in 2018.
Hotels and Other Facilities - Shanghai Disneyland Resort includes two themed hotels with a total of 1,220 rooms. Disneytown is an 11-acre outdoor complex of dining, shopping and entertainment venues located adjacent to Shanghai Disneyland. Most Disneytown facilities are operated by third parties that pay rent to Shanghai Disney Resort.
Tokyo Disney Resort
Tokyo Disney Resort is located on 494 acres of land, six miles east of downtown Tokyo, Japan. The resort includes two theme parks (Tokyo Disneyland and Tokyo DisneySea); four Disney-branded hotels; six independently operated hotels; a retail, dining and entertainment complex (Ikspiari); and Bon Voyage, a Disney-themed merchandise location.
The Company earns royalties on revenues generated by the Tokyo Disney Resort, which is owned and operated by Oriental Land Co., Ltd. (OLC), a third-party Japanese corporation.
Tokyo Disneyland — Tokyo Disneyland consists of seven themed areas: Adventureland, Critter Country, Fantasyland, Tomorrowland, Toontown, Westernland and World Bazaar. OLC has begun construction on an expansion of Tokyo Disneyland, which is scheduled to open in 2020.
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
Disney Vacation Club
Disney Vacation Club (DVC) offers ownership interests in 14 resort facilities located at the Walt Disney World Resort; Disneyland Resort; Aulani; Vero Beach, Florida; and Hilton Head Island, South Carolina. Available units are offered for sale under a vacation ownership plan and are operated as hotel rooms when not occupied by vacation club members. The Company’s vacation club units range from deluxe studios to three-bedroom grand villas. Unit counts in this document are presented in terms of two-bedroom equivalents. DVC had approximately 4,000 equivalent vacation club units as of September 30, 2017. The Company has announced plans to build Disney’s Riviera Resort, a 300-unit DVC property at the Walt Disney World Resort that is targeted to open in 2019, which is replacing two hotel buildings at Disney’s Caribbean Beach Resort.

Disney Cruise Line
Disney Cruise Line is a four-ship vacation cruise line, which operates out of ports in North America and Europe. The Disney Magic and the Disney Wonder are approximately 85,000-ton 875-stateroom ships, and the Disney Dream and the Disney Fantasy are approximately 130,000-ton 1,250-stateroom ships. The ships cater to families, children, teenagers and adults, with distinctly-themed areas and activities for each group. Many cruise vacations include a visit to Disney’s Castaway Cay, a 1,000-acre private Bahamian island. The Company is expanding its cruise business by adding three new ships to be delivered in calendar 2021, 2022 and 2023. The new ships will each be approximately 135,000 tons with 1,250 staterooms.
Adventures by Disney
Adventures by Disney offers all-inclusive guided vacation tour packages predominantly at non-Disney sites around the world. The Company offered 40 different tour packages during 2017.
Walt Disney Imagineering
Walt Disney Imagineering provides master planning, real estate development, attraction, entertainment and show design, engineering support, production support, project management and research and development for the Company’s Parks and Resorts operations.
Competition and Seasonality
The Company’s theme parks and resorts as well as Disney Cruise Line and Disney Vacation Club compete with other forms of entertainment, lodging, tourism and recreational activities. The profitability of the leisure-time industry may be influenced by various factors that are not directly controllable, such as economic conditions including business cycle and exchange rate fluctuations, the political environment, travel industry trends, amount of available leisure time, oil and transportation prices, weather patterns and natural disasters.
All of the theme parks and the associated resort facilities are operated on a year-round basis. Typically, theme park attendance and resort occupancy fluctuate based on the seasonal nature of vacation travel and leisure activities, the opening of new guest offerings, and pricing and promotional offers. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring-holiday periods.
STUDIO ENTERTAINMENT
The Studio Entertainment segment produces and acquires live-action and animated motion pictures, direct-to-video content, musical recordings and live stage plays.
The businesses in the Studio Entertainment segment generate revenue from distribution of films in the theatrical, home entertainment and television and SVOD markets, stage play ticket sales, music distribution and licensing of Company intellectual property for use in live entertainment productions. Significant operating expenses include amortization of production, participations and residuals costs, marketing and sales costs, distribution expenses and costs of sales.
The Company distributes films primarily under the Walt Disney Pictures, Pixar, Marvel, Lucasfilm and Touchstone banners. In addition, the Company distributes Dreamworks Studios (Dreamworks) produced live-action films that were released theatrically from 2010 through 2016.
Prior to the Company’s acquisition of Marvel in fiscal year 2010, Marvel had licensed the rights to third-party studios to produce and distribute feature films based on certain Marvel properties including Spider-Man, The Fantastic Four and X-Men. Under the licensing arrangements, the third-party studios incur the costs to produce and distribute the films, and the Company retains the merchandise licensing rights. Under the licensing arrangement for Spider-Man, the Company pays the third-party studio a licensing fee based on each film’s box office receipts, subject to specified limits. Under the licensing arrangements for The Fantastic Four and X-Men, the third-party studio pays the Company a licensing fee and receives a share of the Company’s merchandise revenue on these properties. The Company distributes all Marvel-produced films with the exception of The Incredible Hulk, which is distributed by a third-party studio.
Prior to the Company’s acquisition of Lucasfilm in fiscal year 2013, Lucasfilm produced six Star Wars films (Episodes 1 through 6). Lucasfilm retained the merchandise licensing rights related to all of those films and the rights related to television and electronic distribution formats for all of those films, with the exception of the rights for Episode 4, which are owned by a third-party studio. All of those films are distributed by a third-party studio in the theatrical and home entertainment markets. The theatrical and home entertainment distribution rights for these films revert back to Lucasfilm in May 2020 with the exception of Episode 4, for which these distribution rights are retained in perpetuity by the third-party studio.

Lucasfilm also includes Industrial Light & Magic and Skywalker Sound, which provide visual and audio effects and other post-production services to the Company and third-party producers.
Theatrical Market
We produce and distribute both live-action films and full-length animated films. In the domestic theatrical market, we generally distribute and market our filmed products directly. In most major international markets, we distribute our filmed products directly while in other markets our films are distributed by independent companies or joint ventures. During fiscal 2018, we expect to release ten of our own produced feature films. Cumulatively through September 30, 2017 the Company has released domestically approximately 1,000 full-length live-action features and 100 full-length animated features.
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
As of September 30, 2017, we had approximately 1,400 active produced and acquired titles, including 1,000 live-action titles and 400 animated titles, in the domestic home entertainment marketplace and approximately 1,900 active produced and acquired titles, including 1,300 live-action titles and 600 animated titles, in the international marketplace.
Television Market
In the television market, we license our films to cable and broadcast networks, television stations and other video service providers, which may provide the content to viewers on television or a variety of internet-connected devices.
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
Pay Television 2 (Pay 2) and Free Television 2 (Free 2) — In the U.S., Free 1 is generally followed by a twelve to nineteen-month Pay 2 window under our license arrangements with Netflix, Starz and Showtime. The Pay 2 window is followed by a Free 2 window, whereby films are licensed to basic cable networks, SVOD services and to television station groups.
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
Disney Music Group
The Disney Music Group (DMG) commissions new music for the Company’s motion pictures and television programs and develops, produces, markets and distributes recorded music worldwide either directly or through license agreements. DMG also licenses the songs and recording copyrights to third parties for printed music, records, audio-visual devices, public performances and digital distribution and produces live musical concerts. DMG includes Walt Disney Records, Hollywood Records, Disney Music Publishing and Disney Concerts.
Disney Theatrical Group
Disney Theatrical Group develops, produces and licenses live entertainment events on Broadway and around the world, including The Lion King, Aladdin, Newsies, Mary Poppins (a co-production with Cameron Mackintosh Ltd), Beauty and the Beast, Elton John & Tim Rice’s Aida, TARZAN® and The Little Mermaid. The new musical Frozen will open on Broadway in spring 2018.
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
The Consumer Products & Interactive Media segment generates revenue primarily from:

•	licensing characters and content from our film, television and other properties to third parties for use on consumer merchandise, published materials and in multi-platform games;

•	selling merchandise through our retail stores, internet shopping sites and to wholesalers;

•	selling games through app distributors and online and through consumers’ in-game purchases;

•	selling self-published children’s books and magazines and comic books to wholesalers;

•	selling advertising in online video content; and

•	charging tuition at English language learning centers in China (Disney English).
Significant costs include costs of goods sold and distribution expenses, operating labor and retail occupancy costs, product development and marketing.
Merchandise Licensing
The Company’s merchandise licensing operations cover a diverse range of product categories, the most significant of which are: toys, apparel, home décor and furnishings, accessories, stationery, health and beauty, food, footwear and consumer electronics. The Company licenses characters from its film, television and other properties for use on third-party products in these categories and earns royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the products. Some of the major properties licensed by the Company include: Mickey and Minnie, Star Wars, Frozen, Disney Princess, Disney Channel characters, Cars, Spider-Man, Avengers, Winnie the Pooh, Finding Dory/Finding Nemo and Disney Classics.
Retail
The Company markets Disney-, Marvel- and Lucasfilm-themed products through retail stores operated under the Disney Store name and through internet sites in North America (shopDisney.com and shop.Marvel.com), Western Europe, Japan and China. The stores are generally located in leading shopping malls and other retail complexes. The Company currently owns and operates 221 stores in North America, 87 stores in Europe, 55 stores in Japan and two stores in China. The Company also sells merchandise to retailers under wholesale arrangements.
Games
The Company licenses our properties to third-party game developers. We also develop and publish games, primarily for mobile platforms.
Publishing
The Company creates, distributes, licenses and publishes a variety of products in multiple countries and languages based on the Company’s branded franchises. The products include children’s books, comic books, graphic novel collections, learning products and storytelling apps. Disney English develops and delivers an English language learning curriculum for Chinese children using Disney content in 27 learning centers in six cities across China.
Other Content
Disney Digital Network (DDN), which includes Maker Studios, distributes online video content with advertisements and provides online marketing services. Maker Studios is a network and developer of online video content distributed primarily on YouTube. The Company also licenses Disney properties and content to mobile phone carriers in Japan. In addition, the Company develops, publishes and distributes interactive family content through Disney.com, Disney on YouTube, Babble.com and various Disney-branded apps.
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
Our businesses create entertainment, travel and consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create and distribute filmed entertainment, broadcast and cable programming, online material, electronic games, theme park attractions, hotels and other resort facilities and travel experiences and consumer products that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. Many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside the U.S., and their success therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside as well as inside the U.S. Moreover, we must often invest substantial amounts in film production, broadcast and cable programming, acquisition of sports rights, theme park attractions, cruise ships or hotels and other resort facilities before we learn the extent to which these products will earn consumer acceptance. If our entertainment offerings and products do not achieve sufficient consumer acceptance, our revenue from advertising sales (which are based in part on ratings for the programs in which advertisements air) or subscription fees for broadcast and cable programming and online services, from theatrical film receipts, from sales of distribution rights to other distributors or home entertainment or electronic game sales, from theme park admissions, hotel room charges and merchandise, food and beverage sales, from sales of licensed consumer products or from sales of our other consumer products and services may decline or fail to grow to the extent we anticipate when making investment decisions and thereby adversely affect the profitability of one or more of our businesses.
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
The unauthorized use of our intellectual property may increase the cost of protecting rights in our intellectual property or reduce our revenues. New technologies such as the convergence of computing, communication, and entertainment devices, the falling prices of devices incorporating such technologies, increased broadband internet speed and penetration, increased availability and speed of mobile data transmission and increasingly sophisticated attempts to obtain unauthorized access to data systems have made the unauthorized digital copying and distribution of our films, television productions and other creative works easier and faster and protection and enforcement of intellectual property rights more challenging. The unauthorized use of intellectual property in the entertainment industry generally continues to be a significant challenge for intellectual property rights holders. Inadequate laws or weak enforcement mechanisms to protect intellectual property in one country can adversely affect the results of the Company’s operations worldwide, despite the Company’s efforts to protect its intellectual property rights. These developments require us to devote substantial resources to protecting our intellectual property against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed distribution of our content.
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
Demand for our products and services, particularly our theme parks and resorts, is highly dependent on the general environment for travel and tourism. The environment for travel and tourism, as well as demand for other entertainment products, can be significantly adversely affected in the U.S., globally or in specific regions as a result of a variety of factors beyond our control, including: adverse weather conditions arising from short-term weather patterns or long-term change, catastrophic events or natural disasters (such as excessive heat or rain, hurricanes, typhoons, floods, tsunamis and earthquakes); health concerns; international, political or military developments; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs and computer virus attacks, intrusions or other widespread computing or telecommunications failures, may also damage our ability to provide our products and services or to obtain insurance coverage with respect to these events. An incident that affected our property directly would have a direct impact on our ability to provide goods and services and could have an extended effect of discouraging consumers from attending our facilities. Moreover, the costs of protecting against such incidents reduces the profitability of our operations.
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
As changes in our business environment occur we may adjust our business strategies to meet these changes or we may otherwise decide to restructure our operations or particular businesses or assets. In addition, external events including changing technology, changing consumer patterns, acceptance of our theatrical offerings and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. We also make investments in existing or new businesses, including investments in international expansion of our business and in new business lines. In recent years, such investments have included expansion and renovation of certain of our theme park attractions, investment in Shanghai Disney Resort and investments related to direct-to-consumer offerings of sports and other entertainment products. Some of these investments may have short-term returns that are negative or low and the ultimate business prospects of the businesses may be uncertain. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring.
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

•
Our broadcast and cable networks and stations compete for the sale of advertising time with other broadcast, cable and satellite services, as well as with newspapers, magazines, billboards and radio stations. In addition, we increasingly face competition for advertising sales from internet and mobile delivered content, which offer advertising delivery technologies that are more targeted than can be achieved through traditional means.

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
With approximately 199,000 employees, our profitability is substantially affected by costs of pension benefits and current and postretirement medical benefits. We may experience significant increases in these costs as a result of macro-economic factors, which are beyond our control, including increases in the cost of health care. In addition, changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. These macroeconomic factors as well as a decline in the fair value of pension and postretirement medical plan assets may put upward pressure on the cost of providing pension and postretirement medical benefits and may increase future funding requirements. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.
Our results may be adversely affected if long-term programming or carriage contracts are not renewed on sufficiently favorable terms.
We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sporting events and other programs, and contracts for the distribution of our programming to content distributors. As these contracts expire, we must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose programming rights or distribution rights. Even if these contracts are renewed, the cost of obtaining programming rights may increase (or increase at faster rates than our historical experience) or programming distributors, facing pressures resulting from increased subscription fees and alternative distribution challenges, may demand terms (including pricing and the breadth of distribution) that reduce our revenue from distribution of programs (or increase revenue at slower rates than our historical experience). Moreover, our ability to renew these contracts on favorable terms may be affected by recent consolidation in the market for program distribution and the entrance of new participants in the market for distribution of content on digital platforms. With respect to the acquisition of programming rights, particularly sports programming rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, subscription levels and rates for programming, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.
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
The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2017 fiscal year and that remain unresolved.

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

Location	Property / Approximate Size	Use	Business Segment(1)
Burbank, CA & surrounding cities(2)	Land (201 acres) & Buildings (4,695,000 ft2)	Owned Office/Production/Warehouse (includes 236,000 ft2 sublet to third-party tenants)	Corp/Studio/Media/ CPIM/P&R

Burbank, CA & surrounding cities(2)	Buildings (1,537,000 ft2)	Leased Office/Warehouse	Corp/Studio/Media/ CPIM/P&R

Los Angeles, CA	Land (22 acres) & Buildings (600,000 ft2)	Owned Office/Production/Technical	Media/Studio

Los Angeles, CA	Buildings (462,000 ft2)	Leased Office/Production/Technical/Theater	Media/Studio

New York, NY	Land (6 acres) & Buildings (1,418,000 ft2)	Owned Office/Production/Technical	Media/Corp

New York, NY	Buildings (550,000 ft2)	Leased Office/Production/Theater/Warehouse (includes 14,000 ft2 sublet to third-party tenants)	Corp/Studio/Media/CPIM

Bristol, CT	Land (117 acres) & Buildings (1,174,000 ft2)	Owned Office/Production/Technical	Media

Bristol, CT	Buildings (512,000 ft2)	Leased Office/Warehouse/Technical	Media

Emeryville, CA	Land (20 acres) & Buildings (430,000 ft2)	Owned Office/Production/Technical	Studio

Emeryville, CA	Buildings (80,000 ft2)	Leased Office/Storage	Studio

San Francisco, CA	Buildings (709,000 ft2)	Leased Office/Production/Technical/Theater (includes 56,000 ft2 sublet to third-party tenants)	Corp/Studio/Media/ CPIM/P&R

USA & Canada	Land and Buildings (Multiple sites and sizes)	Owned and Leased Office/ Production/Transmitter/Theaters/Warehouse	Corp/Studio/Media/ CPIM/P&R

Hammersmith, England	Building (279,500 ft2)	Leased Office	Corp/Studio/Media/ CPIM/P&R

Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Leased Office/Warehouse/Retail	Corp/Studio/Media/ CPIM/P&R

(1)	Corp – Corporate, CPIM – Consumer Products & Interactive Media, P&R – Parks and Resorts

(2)	Surrounding cities include Glendale, CA, North Hollywood, CA and Sun Valley, CA

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
At September 30, 2017, the executive officers of the Company were as follows:

Name	Age	Title	Executive Officer Since
Robert A. Iger	66	Chairman and Chief Executive Officer(1)	2000
Alan N. Braverman	69	Senior Executive Vice President, General Counsel and Secretary	2003
Kevin A. Mayer	55	Senior Executive Vice President and Chief Strategy Officer(2)	2005
Christine M. McCarthy	62	Senior Executive Vice President and Chief Financial Officer(3)	2005
M. Jayne Parker	56	Senior Executive Vice President and Chief Human Resources Officer(4)	2009

(1)	Mr. Iger was appointed Chairman of the Board and Chief Executive Officer effective March 13, 2012. He was President and Chief Executive Officer from October 2, 2005 through that date.

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

(4)
Ms. Parker was appointed Senior Executive Vice President and Chief Human Resources Officer effective August 20, 2017. She was previously Executive Vice President and Chief Human Resources Officer from 2009.

PART II
ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “DIS”. The following table shows, for the periods indicated, the high and low sales prices per share of common stock as reported in the Bloomberg Financial markets services.

	Sales Price
	High	Low
2017
4th Quarter	$110.83	$96.20
3rd Quarter	116.10	103.17
2nd Quarter	113.71	105.21
1st Quarter	106.26	90.32
2016
4th Quarter	$100.80	$91.19
3rd Quarter	106.75	94.00
2nd Quarter	103.43	86.25
1st Quarter	120.65	102.61
See Note 11 of the Consolidated Financial Statements for a summary of the Company’s dividends in fiscal years 2017 and 2016. The Board of Directors has not declared a dividend related to the second half of fiscal 2017 as of the date of this report.
As of September 30, 2017, the approximate number of common shareholders of record was 871,300.
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 2, 2017 – July 31, 2017	6,365,800	$105.57	6,343,537	219 million
August 1, 2017 – August 31, 2017	12,517,752	103.28	12,299,100	207 million
September 1, 2017 – September 30, 2017	14,978,497	99.40	14,945,804	192 million
Total	33,862,049	101.99	33,588,441	192 million

(1)
273,608 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)
Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On January 30, 2015, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 6. Selected Financial Data
(in millions, except per share data)

	2017 (1)	2016 (2)	2015 (3)	2014 (4)	2013 (5)
Statements of income
Revenues	$55,137	$55,632	$52,465	$48,813	$45,041
Net income	9,366	9,790	8,852	8,004	6,636
Net income attributable to Disney	8,980	9,391	8,382	7,501	6,136
Per common share
Earnings attributable to Disney
Diluted	$5.69	$5.73	$4.90	$4.26	$3.38
Basic	5.73	5.76	4.95	4.31	3.42
Dividends (6)	1.56	1.42	1.81	0.86	0.75
Balance sheets
Total assets	$95,789	$92,033	$88,182	$84,141	$81,197
Long-term obligations	26,710	24,189	19,142	18,573	17,293
Disney shareholders’ equity	41,315	43,265	44,525	44,958	45,429
Statements of cash flows (7)
Cash provided (used) by:
Operating activities	$12,343	$13,136	$11,385	$10,148	$9,495
Investing activities	(4,111)	(5,758)	(4,245)	(3,345)	(4,676)
Financing activities	(8,959)	(7,220)	(5,801)	(6,981)	(4,458)

(1)
The fiscal 2017 results include a benefit from the adoption of a new accounting pronouncement related to the tax impact of employee share-based awards ($0.08 per diluted share) (see Note 18 to the Consolidated Financial Statements). In addition, results include a non-cash net gain in connection with the acquisition of a controlling interest in BAMTech ($0.10 per diluted share) (see Note 3 to the Consolidated Financial Statements), an adverse impact due to a charge, net of committed insurance recoveries, incurred in connection with the settlement of litigation ($0.07 per dilutive share) and restructuring and impairment charges ($0.04 per diluted share), which collectively resulted in a net adverse impact of $0.01 per diluted share.

(2)
The fiscal 2016 results include the Company’s share of a net gain recognized by A+E in connection with an acquisition of an interest in Vice ($0.13 per diluted share) (see Note 3 to the Consolidated Financial Statements), restructuring and impairment charges ($0.07 per diluted share) and a charge in connection with the discontinuation of our Infinity console game business ($0.05 per diluted share) (see Note 1 to the Consolidated Financial Statements). These items collectively resulted in a net benefit of $0.01 per diluted share.

(3)
The fiscal 2015 results include the write-off of a deferred tax asset as a result of the Disneyland Paris recapitalization ($0.23 per diluted share) (see Note 9 to the Consolidated Financial Statements) and restructuring and impairment charges ($0.02 per diluted share), which collectively resulted in a net adverse impact of $0.25 per diluted share.

(4)
The fiscal 2014 results include a loss resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency ($0.05 per diluted share), restructuring and impairment charges ($0.05 per diluted share), a gain on the sale of property ($0.03 per diluted share) and a portion of a settlement of an affiliate contract dispute ($0.01 per diluted share). These items collectively resulted in a net adverse impact of $0.06 per diluted share.

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

(7)
Cash flow information for prior years has been restated to reflect the adoption of new accounting standards during fiscal 2017 (see Note 18 to the Consolidated Financial Statements). Operating activities reflected a $77 million decrease, a $476 million increase, a $368 million increase and a $43 million increase, and financing activities reflected decreases of $229 million, $287 million, $271 million and $244 million in fiscal 2016, 2015, 2014 and 2013, respectively.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED RESULTS
(in millions, except per share data)

				% Change Better/(Worse)
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenues:
Services	$46,843	$47,130	$43,894	(1)%	7%
Products	8,294	8,502	8,571	(2)%	(1)%
Total revenues	55,137	55,632	52,465	(1)%	6%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(25,320)	(24,653)	(23,191)	(3)%	(6)%
Cost of products (exclusive of depreciation and amortization)	(4,986)	(5,340)	(5,173)	7%	(3)%
Selling, general, administrative and other	(8,176)	(8,754)	(8,523)	7%	(3)%
Depreciation and amortization	(2,782)	(2,527)	(2,354)	(10)%	(7)%
Total costs and expenses	(41,264)	(41,274)	(39,241)	—%	(5)%
Restructuring and impairment charges	(98)	(156)	(53)	37%	>(100)%
Other income, net	78	—	—	nm	nm
Interest expense, net	(385)	(260)	(117)	(48)%	>(100)%
Equity in the income of investees	320	926	814	(65)%	14%
Income before income taxes	13,788	14,868	13,868	(7)%	7%
Income taxes	(4,422)	(5,078)	(5,016)	13%	(1)%
Net income	9,366	9,790	8,852	(4)%	11%
Less: Net income attributable to noncontrolling interests	(386)	(399)	(470)	3%	15%
Net income attributable to The Walt Disney Company (Disney)	$8,980	$9,391	$8,382	(4)%	12%
Earnings per share attributable to Disney:
Diluted	$5.69	$5.73	$4.90	(1)%	17%
Basic	$5.73	$5.76	$4.95	(1)%	16%

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,578	1,639	1,709
Basic	1,568	1,629	1,694

Organization of Information
Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Consolidated Results and Non-Segment Items

•	Business Segment Results — 2017 vs. 2016

•	Business Segment Results — 2016 vs. 2015

•	Corporate and Unallocated Shared Expenses

•	Liquidity and Capital Resources

•	Contractual Obligations, Commitments and Off Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Forward-Looking Statements
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
2017 vs. 2016
Revenues for fiscal 2017 decreased 1%, or $0.5 billion, to $55.1 billion; net income attributable to Disney decreased 4%, or $0.4 billion, to $9.0 billion; and diluted earnings per share attributable to Disney (EPS) decreased 1%, or $0.04 to $5.69. The EPS decrease in fiscal 2017 was due to lower segment operating income at Media Networks, Studio Entertainment and Consumer Products & Interactive Media and higher net interest expense. These decreases were partially offset by a decrease in weighted average shares outstanding as a result of our share repurchase program, higher operating income at Parks and Resorts and a decrease in the effective tax rate. In addition, net income attributable to Disney reflected an approximate 1 percentage point decline due to the movement of the U.S. dollar against major currencies including the impact of our hedging program (FX Impact).
Revenues
Service revenues for fiscal 2017 decreased 1%, or $0.3 billion, to $46.8 billion, due to declines in revenue from theatrical and home entertainment distribution, advertising and merchandise licensing. These decreases were partially offset by the benefit from a full year of operations at Shanghai Disney Resort, which opened in June 2016, an increase in affiliate fees and higher average guest spending and attendance growth at our other parks and resorts. Service revenue reflected an approximate 1 percentage point decline due to an unfavorable FX Impact.
Product revenues for fiscal 2017 decreased 2%, or $0.2 billion, to $8.3 billion, due to lower volumes at our home entertainment distribution and retail businesses and the discontinuation of Infinity, partially offset by the impact of a full year of operations at Shanghai Disney Resort and higher average guest spending and volumes at our other parks and resorts. Product revenue reflected an approximate 1 percentage point decline due to an unfavorable FX Impact.
Costs and expenses
Cost of services for fiscal 2017 increased 3%, or $0.7 billion, to $25.3 billion, due to higher sports programming costs, a full year of operations at Shanghai Disney Resort and new guest offerings and inflation at our other parks and resorts. These increases were partially offset by lower film cost amortization and theatrical distribution costs.
Cost of products for fiscal 2017 decreased 7%, or $0.4 billion, to $5.0 billion, due to the discontinuation of Infinity, the absence of the Infinity Charge (See Note 1 to the Consolidated Financial Statements) and lower retail and home entertainment volumes. These decreases were partially offset by a full year of operations at Shanghai Disney Resort and inflation at our domestic parks and resorts.
Selling, general, administrative and other costs for the fiscal year decreased 7%, or $0.6 billion, to $8.2 billion, due to lower theatrical marketing costs and the discontinuation of Infinity. Selling, general, administrative and other costs reflected an approximate 1 percentage point benefit due to a favorable FX Impact.
Depreciation and amortization costs increased 10%, or $0.3 billion, to $2.8 billion primarily due to a full year of operations at Shanghai Disney Resort and depreciation associated with new attractions at our domestic parks and resorts.

Restructuring and Impairment Charges
The Company recorded $98 million and $156 million of restructuring and impairment charges in fiscal years 2017 and 2016, respectively. Charges in fiscal 2017 were due to severance costs and asset impairments. Charges in fiscal 2016 were due to asset impairments and severance and contract termination costs.
Other Income, net
Other income, net is as follows:

(in millions)	2017
Gain related to the acquisition of BAMTech	$255
Settlement of litigation	(177)
Other income, net	$78
In fiscal 2017, the Company recorded a non-cash net gain in connection with the acquisition of a controlling interest in BAMTech (see Note 3 to the Consolidated Financial Statements), partially offset by a charge, net of committed insurance recoveries, in connection with the settlement of litigation.
Interest Expense, net
Interest expense, net is as follows:

(in millions)	2017	2016	% Change Better/(Worse)
Interest expense	$(507)	$(354)	(43)%
Interest and investment income	122	94	30%
Interest expense, net	$(385)	$(260)	(48)%
The increase in interest expense was due to higher average debt balances, lower capitalized interest and an increase in our effective interest rate.
The increase in interest and investment income for the year was primarily due to an increase in interest income driven by an increase in average cash balances in interest bearing accounts and higher interest rates.
Equity in the Income of Investees
Equity in the income of investees decreased 65% or $606 million, to $0.3 billion due to the absence of the $332 million Vice Gain (See Note 3 to the Consolidated Financial Statements), which was recognized in the prior year, and higher losses from our investments in BAMTech and Hulu. The BAMTech results reflected a valuation adjustment to sports programming rights that were prepaid prior to our acquisition of BAMTech and increased costs for technology platform investments. The decrease at Hulu was due to higher programming, distribution, marketing and labor costs, partially offset by growth in advertising and subscription revenues.
Effective Income Tax Rate

	2017	2016	Change Better/(Worse)
Effective income tax rate	32.1%	34.2%	2.1	ppt
The decrease in the effective income tax rate was due to lower tax on foreign earnings, a favorable impact from the adoption of the new accounting pronouncement related to the tax impact of employee share-based awards ($125 million) (see Note 18 to the Consolidated Financial Statements) and an increase in the benefit related to qualified domestic production activities. These decreases were partially offset by a benefit in the prior year from the favorable resolution of certain tax matters. The lower tax on foreign earnings was driven by a decrease in foreign losses for which we are not recognizing a tax benefit.

Noncontrolling Interests
Net income attributable to noncontrolling interests for the year decreased $13 million to $386 million due to the impact of lower net income at ESPN, partially offset by the impact of improved results at Shanghai Disney Resort.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes.
2016 vs. 2015
Revenues for fiscal 2016 increased 6%, or $3.2 billion, to $55.6 billion; net income attributable to Disney increased 12%, or $1.0 billion, to $9.4 billion; and EPS for the year increased 17%, or $0.83 to $5.73. The EPS increase in fiscal 2016 was due to segment operating income growth at Studio Entertainment, Parks and Resorts and Consumer Products & Interactive Media, a decrease in weighted average shares outstanding as a result of our share repurchase program, a decrease in our effective income tax rate, which reflected a deferred tax asset write-off in fiscal 2015, and the benefit of the Vice Gain. These increases were partially offset by higher net interest expense, the Infinity Charge (See Note 1 to the Consolidated Financial Statements) and higher restructuring and impairment charges in fiscal 2016. In addition, net income attributable to Disney reflected an approximate 5 percentage point decline due to an unfavorable FX Impact.
Fiscal 2016 included fifty-two weeks of operations, while fiscal 2015 results included the benefit from a fifty-third week of operations (Fiscal Period Impact) due to the timing of our fiscal period end. The estimated EPS impact of the additional week of operations in fiscal 2015 was approximately $0.13, and the majority of the impact was at our cable networks business, followed by our parks and resorts and, to a lesser extent, consumer products businesses.
Revenues
Service revenues for fiscal 2016 increased 7%, or $3.2 billion, to $47.1 billion, due to higher theatrical distribution revenues. The increase in service revenues was also driven by growth in merchandise and game licensing revenue, higher average guest spending and attendance at our domestic parks and resorts and higher affiliate fees. Additionally, growth in TV/SVOD, revenues from the opening of Shanghai Disney Resort, growth in digital distribution of film content and higher advertising revenue contributed to the increase in service revenue. These increases were partially offset by lower attendance at Disneyland Paris. Service revenue reflected an approximate 1 percentage point decrease due to an unfavorable FX Impact.
Product revenues for fiscal 2016 decreased 1%, or $69 million, to $8.5 billion, due to the discontinuation of Infinity and lower retail store volumes, partially offset by higher average guest spending at our domestic parks and resorts, higher net effective pricing at home entertainment and revenues from the opening of Shanghai Disney Resort. Product revenue reflected an approximate 1 percentage point decline due to an unfavorable FX Impact.
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
Cost of products for fiscal 2016 increased 3%, or $167 million, to $5.3 billion, due to the Infinity Charge, higher guest spending and cost inflation at our domestic parks and resorts and higher film cost amortization due to home entertainment revenue growth, partially offset by lower costs from the discontinuation of Infinity.
Selling, general, administrative and other costs for fiscal 2016 increased 3%, or $231 million, to $8.8 billion, driven by increased theatrical marketing costs, partially offset by lower marketing spend for our cable channels. Selling, general, administrative and other costs reflected an approximate 1 percentage point benefit due to a favorable FX Impact.
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
Interest Expense, net
Interest expense, net is as follows:

(in millions)	2016	2015	% Change Better/(Worse)
Interest expense	$(354)	$(265)	(34)%
Interest and investment income	94	148	(36)%
Interest expense, net	$(260)	$(117)	>(100)%
The increase in interest expense was due to higher average debt balances and an increase in our effective interest rate, partially offset by higher capitalized interest.
The decrease in interest and investment income was due to lower gains on sales of investments.
Equity in the Income of Investees
Equity in the income of investees increased 14% or $112 million, to $0.9 billion due to the $332 million Vice Gain. The benefit of the Vice Gain was partially offset by a higher loss at Hulu and lower operating results at A+E. The increased equity loss at Hulu was due to higher programming, marketing and labor costs, partially offset by growth in subscription and advertising revenues. The decrease at A+E was due to lower advertising revenue and the impact of the conversion of the H2 channel to Viceland.
Effective Income Tax Rate

	2016	2015	Change Better/(Worse)
Effective income tax rate	34.2%	36.2%	2.0	ppt
The decrease in the effective income tax rate was primarily due to a write-off of a $399 million deferred income tax asset in fiscal 2015 as a result of the increase in the Company’s ownership of Euro Disney S.C.A. in connection with the Disneyland Paris recapitalization (Disneyland Paris Tax Asset Write-off) (See Notes 6 and 9 to the Consolidated Financial Statements for further discussion). This decrease was partially offset by an increase in foreign losses for which we are not recognizing a tax benefit.
Noncontrolling Interests
Net income attributable to noncontrolling interests for fiscal 2016 decreased $71 million to $399 million due to higher pre-opening expenses at Shanghai Disney Resort and a decrease related to Disneyland Paris, partially offset by higher results at ESPN. The decrease related to Disneyland Paris was driven by lower results, partially offset by the impact of an increase in the Company’s ownership interest.
Certain Items Impacting Comparability
Results for fiscal 2017 were impacted by the following:

•	A $255 million non-cash net gain in connection with the acquisition of a controlling interest in BAMTech

•	A $177 million charge, net of committed insurance recoveries, in connection with the settlement of litigation

•	Restructuring and impairment charges totaling $98 million
Results for fiscal 2016 were impacted by the following:

•	The $332 million Vice Gain

•	Restructuring and impairment charges totaling $156 million

•	The $129 million Infinity Charge
Results for fiscal 2015 were impacted by the following:

•	The $399 million Disneyland Paris Tax Asset Write-off

•	Restructuring and impairment charges totaling $53 million
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)(1)	After-Tax Income/(Loss)	EPS Favorable/(Adverse) (2)
Year Ended September 30, 2017:
Settlement of litigation	$(177)	$65	$(112)	$(0.07)
Restructuring and impairment charges	(98)	31	(67)	(0.04)
Gain related to the acquisition of BAMTech	255	(93)	162	0.10
Total	$(20)	$3	$(17)	$(0.01)

Year Ended October 1, 2016:
Vice Gain	$332	$(122)	$210	$0.13
Restructuring and impairment charges	(156)	43	(113)	(0.07)
Infinity Charge(3)	(129)	47	(82)	(0.05)
Total	$47	$(32)	$15	$0.01

Year Ended October 3, 2015:
Disneyland Paris Tax Asset Write-off	$—	$(399)	$(399)	$(0.23)
Restructuring and impairment charges	(53)	20	(33)	(0.02)
Total	$(53)	$(379)	$(432)	$(0.25)

(1)	Tax benefit/expense adjustments are determined using the tax rate applicable to the individual item affecting comparability.

(2)	EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.

(3)	Recorded in “Cost of products” in the Consolidated Statements of Income. See Note 1 to the Consolidated Financial Statements.
BUSINESS SEGMENT RESULTS — 2017 vs. 2016
Below is a discussion of the major revenue and expense categories for our business segments. Costs and expenses for each segment consist of operating expenses, selling, general, administrative and other costs and depreciation and amortization. Selling, general, administrative and other costs include third-party and internal marketing expenses.
Our Media Networks segment generates revenue from affiliate fees, ad sales and other revenues, which include the sale and distribution of television programming. Significant expenses include amortization of programming, production, participations and residuals costs, technical support costs, operating labor and distribution costs.
Our Parks and Resorts segment generates revenue from the sale of admissions to theme parks, the sale of food, beverage and merchandise, charges for room nights at hotels, sales of cruise vacation packages and sales, as well as rentals of vacation club properties. Revenues are also generated from sponsorships and co-branding opportunities, real estate rent and sales, and royalties from Tokyo Disney Resort. Significant expenses include operating labor, infrastructure costs, depreciation, costs of sales and other operating expenses. Infrastructure costs include information systems expense, repairs and maintenance, utilities and fuel, property taxes, insurance and transportation and other operating expenses include costs for such items as supplies, commissions and entertainment offerings.
Our Studio Entertainment segment generates revenue from the distribution of films in the theatrical, home entertainment and television and SVOD markets (TV/SVOD), stage play ticket sales, music distribution and licensing of our intellectual property for use in live entertainment productions. Significant expenses include amortization of production, participations and residuals costs, marketing and sales costs, distribution expenses and costs of sales.
Our Consumer Products & Interactive Media segment generates revenue from licensing characters and content from our film, television and other properties to third parties for use on consumer merchandise, published materials and in multi-platform games and from operating retail stores, internet shopping sites and a wholesale business. We also generate revenue from the sales of games through app distributors and online, consumers’ in-game purchases, sales of self-published children’s books and magazines and comic books, advertising through distribution of online video content and operating English language learning centers. Significant expenses include costs of goods sold and distribution expenses, operating labor and retail occupancy costs, product development and marketing.
The following is a summary of segment revenue and operating income:

				% Change Better/(Worse)
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenues:
Media Networks	$23,510	$23,689	$23,264	(1)%	2%
Parks and Resorts	18,415	16,974	16,162	8%	5%
Studio Entertainment	8,379	9,441	7,366	(11)%	28%
Consumer Products & Interactive Media	4,833	5,528	5,673	(13)%	(3)%
	$55,137	$55,632	$52,465	(1)%	6%
Segment operating income:
Media Networks	$6,902	$7,755	$7,793	(11)%	—%
Parks and Resorts	3,774	3,298	3,031	14%	9%
Studio Entertainment	2,355	2,703	1,973	(13)%	37%
Consumer Products & Interactive Media	1,744	1,965	1,884	(11)%	4%
	$14,775	$15,721	$14,681	(6)%	7%
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
The following table reconciles segment operating income to income before income taxes.

				% Change Better/(Worse)
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Segment operating income	$14,775	$15,721	$14,681	(6)%	7%
Corporate and unallocated shared expenses	(582)	(640)	(643)	9%	—%
Restructuring and impairment charges	(98)	(156)	(53)	37%	>(100)%
Other income, net	78	—	—	nm	nm
Interest expense, net	(385)	(260)	(117)	(48)%	>(100)%
Vice Gain	—	332	—	nm	nm
Infinity Charge	—	(129)	—	nm	nm
Income before income taxes	$13,788	$14,868	$13,868	(7)%	7%

Media Networks
Operating results for the Media Networks segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 30, 2017	October 1, 2016
Revenues
Affiliate fees	$12,659	$12,259	3%
Advertising	8,129	8,509	(4)%
TV/SVOD distribution and other	2,722	2,921	(7)%
Total revenues	23,510	23,689	(1)%
Operating expenses	(14,068)	(13,571)	(4)%
Selling, general, administrative and other	(2,647)	(2,705)	2%
Depreciation and amortization	(237)	(255)	7%
Equity in the income of investees	344	597	(42)%
Operating Income	$6,902	$7,755	(11)%

Revenues
The increase in affiliate fees was due to an increase of 7% from higher contractual rates, partially offset by a decrease of 3% from subscribers.
The decrease in advertising revenues was due to decreases of $192 million at Broadcasting, from $4,058 million to $3,866 million and $188 million at Cable Networks, from $4,451 million to $4,263 million. The decrease at Broadcasting was due to decreases of 8% from lower network impressions and 1% from the absence of the Emmy Awards show, partially offset by an increase of 6% from higher network rates. The decrease at Cable Networks was due to decreases of 6% from lower impressions and 1% from other advertising, partially offset by an increase of 3% from higher rates. The decrease in impressions at Cable Networks and Broadcasting was due to lower average viewership.
TV/SVOD distribution and other revenue decreased $199 million due to a decrease in program sales and an unfavorable FX Impact. The decrease in program sales was due to lower sales of cable and ABC programs.
Costs and Expenses
Operating expenses include programming and production costs, which increased $559 million from $12,363 million to $12,922 million. At Cable Networks, programming and production costs increased $636 million due to rate increases for NBA and, to a lesser extent, NFL and college sports programming. At Broadcasting, programming and production costs decreased $77 million due to lower program sales.
Selling, general, administrative and other costs decreased $58 million from $2,705 million to $2,647 million due to lower marketing costs at Cable Networks and a favorable FX Impact.
The decrease in depreciation and amortization was driven by lower depreciation for broadcasting equipment.
Equity in the Income of Investees
Income from equity investees decreased $253 million from $597 million to $344 million due to higher losses from our investments in BAMTech and Hulu. BAMTech results reflected a valuation adjustment to sports programming rights that were prepaid prior to our acquisition of BAMTech and increased costs for technology platform investments. The decrease at Hulu was due to higher programming, distribution, marketing and labor costs, partially offset by growth in advertising and subscription revenues.
Segment Operating Income
Segment operating income decreased 11%, or $853 million, to $6,902 million due to a decrease at ESPN and lower income from equity investees.

The following table provides supplemental revenue and operating income detail for the Media Networks segment:

	Year Ended		% Change Better / (Worse)
(in millions)	September 30, 2017	October 1, 2016
Revenues
Cable Networks	$16,527	$16,632	(1)%
Broadcasting	6,983	7,057	(1)%
	$23,510	$23,689	(1)%
Segment operating income
Cable Networks	$5,353	$5,965	(10)%
Broadcasting	1,205	1,193	1%
Equity in the income of investees	344	597	(42)%
	$6,902	$7,755	(11)%
Restructuring and Impairment Charges
The Company recorded charges of $74 million, $87 million and $62 million related to Media Networks for fiscal years 2017, 2016 and 2015, respectively, that were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income. The charges in fiscal 2017 were due to severance costs and asset impairments. The charges in fiscal 2016 were for an investment impairment and contract termination and severance costs. The charges in fiscal 2015 were due to a contract termination and severance costs.
Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 30, 2017	October 1, 2016
Revenues
Domestic	$14,812	$14,242	4%
International	3,603	2,732	32%
Total revenues	18,415	16,974	8%
Operating expenses	(10,667)	(10,039)	(6)%
Selling, general, administrative and other	(1,950)	(1,913)	(2)%
Depreciation and amortization	(1,999)	(1,721)	(16)%
Equity in the loss of investees	(25)	(3)	>(100)%
Operating Income	$3,774	$3,298	14%

Revenues
Parks and Resorts revenues increased 8%, or $1,441 million, to $18.4 billion due to increases of $871 million at our international operations and $570 million at our domestic operations. Revenues at our domestic operations were unfavorably impacted by Hurricane Irma and Hurricane Matthew during the current year.
Revenue growth of 32% at our international operations was due to increases of 27% from higher volumes and 4% from higher average guest spending, partially offset by a decrease of 1% from an unfavorable FX Impact. Higher volumes were due to a full year of operations at Shanghai Disney Resort and higher attendance and occupied room nights at Disneyland Paris. Higher average guest spending was driven by an increase at Disneyland Paris and higher average ticket prices at Hong Kong Disneyland Resort, partially offset by lower average ticket prices at Shanghai Disney Resort. The increase at Disneyland Paris was primarily due to increases in food and beverage spending, average ticket prices and average daily hotel room rates.
Revenue growth of 4% at our domestic operations was primarily due to an increase of 3% from higher average guest spending due to an increase in average ticket prices for admissions to our theme parks and for sailings at our cruise line, as well as higher food and beverage spending and average hotel room rates. Domestic volumes were comparable to the prior year as increased attendance at Walt Disney World Resort was largely offset by lower occupied room nights at Walt Disney World

Resort and Disneyland Resort. At Walt Disney World Resort, available hotel room nights decreased due to refurbishments and conversions to vacation club units.
The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2016
Parks
Increase/ (decrease)
Attendance	2%	(1)%	47%	5%	13%	1%
Per Capita Guest Spending	2%	7%	(1)%	6%	(1)%	7%
Hotels (1)
Occupancy	88%	89%	80%	78%	86%	87%
Available Room Nights (in thousands)	10,205	10,382	3,022	2,600	13,227	12,982
Per Room Guest Spending	$317	$305	$292	$278	$312	$301

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)	Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2016 average foreign exchange rate.
Costs and Expenses
Operating expenses include operating labor, which increased $281 million from $4,709 million to $4,990 million, infrastructure costs, which increased $131 million from $1,934 million to $2,065 million and cost of sales, which increased $120 million from $1,536 million to $1,656 million. The increase in operating labor was primarily due to inflation and a full year of operations at Shanghai Disney Resort. Higher infrastructure costs were driven by a full year of operations at Shanghai Disney Resort. The increase in cost of sales was due to a full year of operations at Shanghai Disney Resort, inflation and higher volumes. Other operating expenses, which include costs for items such as supplies, commissions and entertainment, increased due to new guest offerings and a full year of operations at Shanghai Disney Resort.
Selling, general, administrative and other costs increased $37 million from $1,913 million to $1,950 million due to higher domestic marketing spend, partially offset by lower marketing spend for Shanghai Disney Resort.
The increase in depreciation and amortization was primarily due to a full year of operations at Shanghai Disney Resort and depreciation associated with new attractions at our domestic parks and resorts.
Equity in the Loss of Investees
Loss from equity investees increased $22 million to $25 million due to a higher operating loss from Disneyland Paris’ 50% joint venture interest in Villages Nature.
Segment Operating Income
Segment operating income increased 14%, or $476 million, to $3.8 billion due to growth at our international and domestic operations.
Restructuring and Impairment Charges
The Company recorded $9 million and $17 million of severance costs related to Parks and Resorts for fiscal years 2017 and 2016, respectively that were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 30, 2017	October 1, 2016
Revenues
Theatrical distribution	$2,903	$3,672	(21)%
Home entertainment	1,798	2,108	(15)%
TV/SVOD distribution and other	3,678	3,661	—%
Total revenues	8,379	9,441	(11)%
Operating expenses	(3,667)	(3,991)	8%
Selling, general, administrative and other	(2,242)	(2,622)	14%
Depreciation and amortization	(115)	(125)	8%
Operating Income	$2,355	$2,703	(13)%

Revenues
The decrease in theatrical distribution revenue was primarily due to the comparison of Star Wars: The Force Awakens and two Pixar titles in release in the prior year compared to Rogue One: A Star Wars Story and one Pixar title in release in the current year. These decreases were partially offset by the performance of Beauty and the Beast and two Marvel titles in the current year compared to The Jungle Book and one Marvel title in the prior year. Other significant titles in the current year included Moana and Pirates of the Caribbean: Dead Men Tell No Tales, while the prior year included Zootopia and Alice Through the Looking Glass.
Lower home entertainment revenue was due to a decrease of 16% from a decline in unit sales driven by lower sales of Star Wars Classic titles and the performance of Rogue One: A Star Wars Story in the current year compared to the strong performance of Star Wars: The Force Awakens in the prior year. The current year also included the release of one Pixar title, compared to two Pixar titles in the prior year. These decreases were partially offset by the success of Moana, Beauty and the Beast and Guardians of the Galaxy Vol. 2 in the current year compared to Zootopia, Captain America: Civil War and The Jungle Book, respectively, in the prior year.
TV/SVOD distribution and other revenue was flat as increases of 5% from TV/SVOD distribution, 1% from stage plays and 1% from Lucasfilm’s special effects business were offset by a decrease of 7% from lower revenue share with the Consumer Products & Interactive Media segment. The increase in TV/SVOD distribution revenue was due to international growth and higher domestic rates, partially offset by a decrease due to a domestic sale of Star Wars Classic titles in the prior year. Higher stage play revenue was driven by new productions opening in the current year, while higher revenue from Lucasfilm’s special effects business was driven by more projects in the current year. Lower revenue share with the Consumer Products & Interactive Media segment was due to the stronger performance of merchandise based on Star Wars: The Force Awakens and Frozen in the prior year, partially offset by Cars merchandise in the current year.
Costs and Expenses
Operating expenses include film cost amortization, which decreased $149 million, from $2,623 million to $2,474 million and cost of goods sold and distribution costs, which decreased $175 million, from $1,368 million to $1,193 million. Lower film cost amortization was due to the impact of lower revenues, partially offset by a higher average amortization rate in the current year. Lower cost of goods sold and distribution costs were primarily due to a decrease in theatrical distribution costs and a decline in home entertainment unit sales.
Selling, general, administrative and other costs decreased $380 million from $2,622 million to $2,242 million primarily due to lower theatrical marketing costs reflecting more titles released in the prior year, which also included the release of two DreamWorks titles, Pete’s Dragon and The Finest Hours.
Segment Operating Income
Segment operating income decreased 13%, or $348 million to $2,355 million due to a decrease in theatrical distribution results, lower revenue share with the Consumer Products & Interactive Media segment and a decrease in home entertainment results. These decreases were partially offset by growth in TV/SVOD distribution.

Restructuring and Impairment Charges
The Company recorded $7 million of severance costs related to Studio Entertainment for fiscal year 2017 that were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.
Consumer Products & Interactive Media
Operating results for the Consumer Products & Interactive Media segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 30, 2017	October 1, 2016
Revenues
Licensing, publishing and games	$3,256	$3,819	(15)%
Retail and other	1,577	1,709	(8)%
Total revenues	4,833	5,528	(13)%
Operating expenses	(1,904)	(2,263)	16%
Selling, general, administrative and other	(1,007)	(1,125)	10%
Depreciation and amortization	(179)	(175)	(2)%
Equity in the income of investees	1	—	nm
Operating Income	$1,744	$1,965	(11)%
Revenues
The decrease in licensing, publishing and games revenue was due to decreases of 8% from our games business, 6% from our merchandise licensing business and 2% from our publishing business. Lower games revenue was due to the discontinuation of Infinity in the prior year and decreased licensing revenue from Star Wars: Battlefront. The decrease at our merchandise licensing business was due to lower revenue in the current year from merchandise based on Star Wars and Frozen and an unfavorable FX Impact, partially offset by a benefit from licensee settlements and higher revenue from merchandise based on Cars. The decrease at our publishing business was primarily due to lower sales of licensed and self-published books based on Star Wars and Frozen and a decrease in sales of comic books based on Star Wars.
The decrease in retail and other revenue was due to a decrease of 9% from our retail business driven by lower comparable store and online sales in our key markets, reflecting higher sales of Frozen and Star Wars merchandise in the prior year, partially offset by sales of Moana merchandise in the current year.
Costs and Expenses
Operating expenses included a $249 million decrease in cost of goods sold and distribution costs, from $1,340 million to $1,091 million, a $2 million increase in labor and occupancy costs, from $539 million to $541 million, and a $96 million decrease in product development expense, from $318 million to $222 million. The decrease in cost of goods sold and distribution costs was due to the discontinuation of Infinity, lower retail sales and the decrease in sales of books and comics. Lower product development expense was primarily due to the discontinuation of Infinity and fewer mobile games in development.
Selling, general, administrative and other costs decreased $118 million from $1,125 million to $1,007 million primarily due to the discontinuation of Infinity and a favorable FX Impact. The discontinuation of Infinity resulted in lower marketing costs.
Segment Operating Income
Segment operating income decreased 11%, or $221 million, to $1.7 billion due to lower results at our merchandise licensing, retail and publishing businesses, partially offset by an improvement at our games business.
Restructuring and Impairment Charges
The Company recorded charges of $8 million and $143 million related to Consumer Products & Interactive Media for fiscal years 2017 and 2016, respectively. The charges in fiscal 2017 included severance costs that were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income. Charges in fiscal 2016 included the Infinity Charge of $129 million, which was reported in “Cost of Products” in the Consolidated Statement of Income. The remaining charges of $14 million in fiscal year 2016 were primarily due to severance costs and were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

BUSINESS SEGMENT RESULTS – 2016 vs. 2015
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
The increase in advertising revenues was due to increases of $117 million at Cable Networks, from $4,334 million to $4,451 million and $31 million at Broadcasting, from $4,027 million to $4,058 million. The increase at Cable Networks was due to a 3% increase from higher rates and a 1% increase from higher impressions, partially offset by a decrease of 1% from an unfavorable Fiscal Period Impact. The increase in impressions was due to an increase in units sold, partially offset by lower average viewership. Growth at Broadcasting was due to increases of 6% from higher network rates and 1% from the addition of the Emmy Awards show, which were largely offset by decreases of 5% from lower impressions and 2% from an unfavorable Fiscal Period Impact. The decrease in impressions was due to lower average network viewership, partially offset by higher digital impressions and an increase in network units sold.
TV/SVOD distribution and other revenue increased $47 million from $2,874 million to $2,921 million due to an increase in program sales, partially offset by an unfavorable FX Impact. The increase in program sales was due to higher sales of ABC programs, partially offset by lower sales of cable programs.
Costs and Expenses
Operating expenses include programming and production costs, which increased $386 million from $11,977 million to $12,363 million. At Broadcasting, programming and production costs increased $306 million due to a higher average amortization rate, the impact of higher program sales, as well as an increase in cost write-downs for network programming. These increases were partially offset by a favorable Fiscal Period Impact. At Cable Networks, programming and production costs increased $80 million due to rate increases for sports programming, partially offset by the absence of rights costs for NASCAR and the British Open, a favorable Fiscal Period Impact and a favorable FX Impact.
Selling, general, administrative and other costs decreased $164 million from $2,869 million to $2,705 million due to a favorable FX Impact and lower marketing and labor costs.
Equity in the Income of Investees
Income from equity investees decreased $217 million from $814 million to $597 million due to a higher loss at Hulu and lower operating results at A+E. The decrease at Hulu was due to higher programming, marketing and labor costs, partially offset by growth in subscription and advertising revenues. The decrease at A+E was due to lower advertising revenue and the impact of the conversion of the H2 channel to Viceland.
Segment Operating Income
Segment operating income decreased $38 million, to $7,755 million due to lower income from equity investees and an unfavorable FX Impact, partially offset by increases at ESPN and the ABC TV Network. In addition, the Fiscal Period Impact was unfavorable to segment operating income, primarily at our cable networks business.

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
Revenue growth of 5% at our domestic operations reflected an increase of 5% from higher average guest spending, partially offset by a decrease of 1% from lower volumes. The increase in average guest spending was due to higher average ticket prices for admissions to our theme parks and for sailings at our cruise line, increased food, beverage and merchandise spending and higher average hotel room rates. Lower volumes reflected an unfavorable Fiscal Period Impact as well as lower unit sales at Disney Vacation Club, partially offset by higher attendance and occupied room nights on a comparable fiscal period basis. The decrease at Disney Vacation Club was due to fiscal 2015 sales of units at The Villas at Disney’s Grand Floridian Resort & Spa, which sold out in fiscal 2015, and lower sales at Aulani, partially offset by higher sales at Disney’s Polynesian Villas & Bungalows in fiscal 2016.
Revenue growth of 7% at our international operations reflected increases of 6% from higher volumes and 4% from other revenue, partially offset by a decrease of 4% from an unfavorable FX Impact. Higher volumes were due to the opening of Shanghai Disney Resort, partially offset by lower attendance at Disneyland Paris and Hong Kong Disneyland Resort. The increase from other revenue was driven by Shanghai Disney Resort, including revenues for periods prior to its grand opening.

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

Revenues
The increase in theatrical distribution revenue was primarily due to the performance of Star Wars: The Force Awakens. Other significant titles in fiscal 2016 included Captain America: Civil War, Finding Dory, Zootopia and The Jungle Book, whereas fiscal 2015 included Avengers: Age of Ultron, Inside Out, Big Hero 6 and Cinderella.
The increase in home entertainment revenue was due to increases of 14% from higher unit sales and 7% from higher average net effective pricing, partially offset by a decrease of 4% from an unfavorable FX Impact. The higher unit sales and net effective pricing were due to the strong performance of Star Wars: The Force Awakens. Other significant titles included Inside Out, Zootopia, Captain America: Civil War, The Good Dinosaur and Ant-Man in fiscal 2016 compared to Guardians of the Galaxy, Big Hero 6, Frozen, Maleficent and Avengers: Age of Ultron in fiscal 2015. Fiscal 2016 also reflected higher revenues from Star Wars Classic titles. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.
The increase in TV/SVOD distribution and other revenue was due to increases of 9% from TV/SVOD distribution and 7% from higher revenue share with the Consumer Products & Interactive Media segment, partially offset by a decrease of 3% from an unfavorable FX Impact. The increase in TV/SVOD distribution revenue was due to international growth, a sale of Star Wars Classic titles in fiscal 2016 and two Pixar VOD availabilities in fiscal 2016 compared to none in fiscal 2015. Higher revenue share with the Consumer Products & Interactive Media segment was due to the success of merchandise based on Star Wars: The Force Awakens in fiscal 2016, partially offset by lower sales of Frozen merchandise.
Costs and Expenses
Operating expenses include film cost amortization, which increased $833 million, from $1,790 million to $2,623 million and cost of goods sold and distribution costs, which increased $108 million, from $1,260 million to $1,368 million. The increase in film cost amortization was due to the impact of higher revenues and a higher average amortization rate in fiscal 2016. The increase in cost of goods sold and distribution costs was due to higher theatrical distribution costs and an increase in home entertainment unit sales, partially offset by a favorable FX Impact. Higher theatrical distribution costs were primarily due to the release of Star Wars: The Force Awakens in fiscal 2016, whereas fiscal 2015 had no comparable title.
Selling, general, administrative and other costs increased $418 million from $2,204 million to $2,622 million driven by higher theatrical marketing costs reflecting more titles released in fiscal 2016, including the release of two DreamWorks titles.
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
Revenues
The decrease in licensing, publishing and games revenue was due to a 5% decrease from our games business, partially offset by a 4% increase from our merchandise licensing business. Lower games revenues were due to the discontinuation of the Infinity business, lower performance of our Frozen Free Fall mobile game and an unfavorable FX Impact, partially offset by revenues from Star Wars: Battlefront, which was released by a licensee in fiscal 2016. Higher merchandise licensing revenues were primarily due to the performance of merchandise based on Star Wars and Finding Dory/Nemo, partially offset by higher revenue share with the Studio Entertainment segment, a decrease in revenues from Frozen merchandise and an unfavorable FX Impact.

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
Segment Operating Income
Segment operating income increased 4%, or $81 million, to $1,965 million due to higher results at our merchandise licensing and games businesses, partially offset by a decrease at our retail business.
CORPORATE AND UNALLOCATED SHARED EXPENSES
Corporate and unallocated shared expenses are as follows:

				% Change Better/(Worse)
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Corporate and unallocated shared expenses	$(582)	$(640)	$(643)	9%	—%
Corporate and unallocated shared expenses in fiscal 2017 decreased $58 million to $582 million from $640 million in fiscal 2016 due to lower labor costs, partially offset by higher charitable contributions.
LIQUIDITY AND CAPITAL RESOURCES
The change in cash, cash equivalents and restricted cash is as follows:

(in millions)	2017	2016	2015
Cash provided by operations	$12,343	$13,136	$11,385
Cash used in investing activities	(4,111)	(5,758)	(4,245)
Cash used in financing activities	(8,959)	(7,220)	(5,801)
Impact of exchange rates on cash, cash equivalents and restricted cash	31	(123)	(302)
Change in cash, cash equivalents and restricted cash	$(696)	$35	$1,037
Operating Activities
Cash provided by operating activities for fiscal 2017 decreased 6% or $0.8 billion to $12.3 billion compared to fiscal 2016 due to a decrease in operating cash flow at Studio Entertainment and an increase in pension plan contributions, partially offset by higher operating cash flow at Parks and Resorts and lower tax payments. The decrease in operating cash flow at Studio Entertainment was due to lower operating cash receipts driven by a decrease in revenue and higher film production spending. Parks and Resorts cash flow reflected higher operating cash receipts due to increased revenues, partially offset by higher payments for labor and other costs.
Cash provided by operating activities for fiscal 2016 increased 15% or $1.8 billion to $13.1 billion compared to fiscal 2015. The increase in operating cash flow was due to higher operating cash receipts at Studio Entertainment, Media Networks and Parks and Resorts driven by revenue growth. These increases were partially offset by higher operating cash disbursements at Studio Entertainment and an increase in pension plan contributions.

Depreciation expense is as follows:

(in millions)	2017	2016	2015
Media Networks
Cable Networks	$137	$147	$150
Broadcasting	88	90	95
Total Media Networks	225	237	245
Parks and Resorts
Domestic	1,336	1,273	1,169
International	660	445	345
Total Parks and Resorts	1,996	1,718	1,514
Studio Entertainment	50	51	55
Consumer Products & Interactive Media	63	63	69
Corporate	252	251	249
Total depreciation expense	$2,586	$2,320	$2,132
Amortization of intangible assets is as follows:

(in millions)	2017	2016	2015
Media Networks	$12	$18	$21
Parks and Resorts	3	3	3
Studio Entertainment	65	74	84
Consumer Products & Interactive Media	116	112	114
Total amortization of intangible assets	$196	$207	$222
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
The Company’s film and television production and programming activity for fiscal years 2017, 2016 and 2015 are as follows:

(in millions)	2017	2016	2015
Beginning balances:
Production and programming assets	$7,547	$7,353	$6,386
Programming liabilities	(1,063)	(989)	(875)
	6,484	6,364	5,511
Spending:
Television program licenses and rights	7,406	6,585	6,335
Film and television production	5,319	4,632	4,701
	12,725	11,217	11,036
Amortization:
Television program licenses and rights	(7,595)	(6,678)	(6,482)
Film and television production	(4,055)	(4,438)	(3,632)
	(11,650)	(11,116)	(10,114)
Change in film and television production and programming costs	1,075	101	922
Other non-cash activity	94	19	(69)
Ending balances:
Production and programming assets	8,759	7,547	7,353
Programming liabilities	(1,106)	(1,063)	(989)
	$7,653	$6,484	$6,364

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for fiscal years 2017, 2016 and 2015 are as follows:

(in millions)	2017	2016	2015
Media Networks
Cable Networks	$75	$86	$127
Broadcasting	64	80	71
Parks and Resorts
Domestic	2,375	2,180	1,457
International	816	2,035	2,147
Studio Entertainment	85	86	107
Consumer Products & Interactive Media	30	53	87
Corporate	178	253	269
	$3,623	$4,773	$4,265
Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The increase at our domestic parks and resorts in fiscal 2017 compared to fiscal 2016 was due to spending on new attractions at Disneyland Resort, while the increase in fiscal 2016 compared to fiscal 2015 was due to spending on new attractions at Walt Disney World Resort and Disneyland Resort. The decrease in capital expenditures at our international parks and resorts in fiscal 2017 compared to fiscal 2016 was due to lower spending at Shanghai Disney Resort and Hong Kong Disneyland Resort, while the decrease in fiscal 2016 compared to fiscal 2015 was due to lower spending at Shanghai Disney Resort, partially offset by higher spending at Hong Kong Disneyland Resort.
Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology infrastructure and equipment.
The Company currently expects its fiscal 2018 capital expenditures will be approximately $1 billion higher than fiscal 2017 capital expenditures of $3.6 billion due to increased investments at our domestic parks and resorts.
Other Investing Activities
During fiscal 2017, acquisitions of $417 million reflected the January 2017 acquisition of an additional 18% interest in BAMTech for $557 million, partially offset by $140 million of cash assumed upon the consolidation of BAMTech following the September 2017 acquisition of an additional 42% interest. In addition, other investing activities reflected a $71 million use of cash reflecting $266 million of contributions to joint ventures and investment purchases, partially offset by $173 million of proceeds from investment dispositions.
During fiscal 2016, acquisitions totaled $850 million due to the acquisition of a 15% interest in BAMTech and an 11% interest in Vice. In addition, other investing activities reflected a $135 million use of cash reflecting $109 million of contributions to joint ventures and investment purchases and $74 million in premiums paid for foreign currency option contracts in connection with our commitment to acquire two new cruise ships.
During fiscal 2015, other investing activities reflected $20 million of cash proceeds reflecting $166 million from the sale of investments and other assets, partially offset by contributions to joint ventures of $151 million.
Financing Activities
Cash used in financing activities was $9.0 billion in fiscal 2017 compared to $7.2 billion in fiscal 2016. The net use of cash in the current year was due to $9.4 billion of common stock repurchases and $2.4 billion in dividends, partially offset by net borrowings of $3.7 billion. The increase in cash used in financing activities compared to fiscal 2016 was due to higher common stock repurchases ($9.4 billion in fiscal 2017 compared to $7.5 billion in fiscal 2016).
Cash used in financing activities was $7.2 billion in fiscal 2016 compared to $5.8 billion in fiscal 2015. The net use of cash in fiscal 2016 was due to $7.5 billion of common stock repurchases and $2.3 billion in dividends, partially offset by net borrowings of $2.9 billion. The increase in cash used in financing activities in fiscal 2016 compared to fiscal 2015 was due to higher common stock repurchases ($7.5 billion in fiscal 2016 compared to $6.1 billion in fiscal 2015).
During the year ended September 30, 2017, the Company’s borrowing activity was as follows:

(in millions)	October 1, 2016	Borrowings	Payments	Other Activity	September 30, 2017
Commercial paper with original maturities less than three months, net (1)	$777	$372	$—	$2	$1,151
Commercial paper with original maturities greater than three months	744	6,364	(5,489)	2	1,621
U.S. and European medium-term notes	16,827	4,741	(1,850)	3	19,721
Asia Theme Parks borrowings	1,087	13	—	45	1,145
BAMTech acquisition payable (2)	—	—	—	1,581	1,581
Foreign currency denominated debt and other obligations (3)	735	66	(514)	(215)	72
Total	$20,170	$11,556	$(7,853)	$1,418	$25,291

(1)	Borrowings and reductions of borrowings are reported net.

(2)	See Note 3 to the Consolidated Financial Statements for further discussion of BAMTech.

(3)	The other activity is due to market value adjustments for debt with qualifying hedges.
See Note 8 to the Consolidated Financial Statements for information regarding the Company’s bank facilities. The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
See Note 11 to the Consolidated Financial Statements for a summary of the Company’s dividends and share repurchases in fiscal 2017, 2016 and 2015.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. See “Item 1A – Risk Factors”. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of September 30, 2017, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A+ and A-1+, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on September 30, 2017, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the International Theme Parks, from any representations, covenants or events of default.
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
The following table summarizes our significant contractual obligations and commitments on an undiscounted basis at September 30, 2017 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings based on their contractual maturities.

Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements, as referenced in the table:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Borrowings (Note 8)(1)	$32,796	$6,718	$6,833	$4,873	$14,372
Operating lease commitments (Note 14)	3,348	580	873	568	1,327
Capital lease obligations (Note 14)	533	25	32	30	446
Sports programming commitments (Note 14)	44,954	6,068	12,920	11,070	14,896
Broadcast programming commitments (Note 14)	2,594	594	792	403	805
Total sports and other broadcast programming commitments	47,548	6,662	13,712	11,473	15,701
Other(2)	7,413	1,825	1,775	1,389	2,424
Total contractual obligations(3)	$91,638	$15,810	$23,225	$18,333	$34,270

(1)
Excludes market value adjustments which reduce recorded borrowings by $73 million. Includes interest payments based on contractual terms for fixed rate debt and on current interest rates for variable rate debt. In 2023, the Company has the ability to call a debt instrument prior to its scheduled maturity, which if exercised by the Company would reduce future interest payments by $1.0 billion.

(2)
Other commitments primarily comprise contracts for the construction of three new cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives.

(3)	Contractual commitments include the following:

Liabilities recorded on the balance sheet	$25,929
Commitments not recorded on the balance sheet	65,709
$91,638
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
We recognize revenues from advance theme park ticket sales when the tickets are used. Revenues from annual pass sales are recognized ratably over the period for which the pass is available for use.
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

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. The guideline for setting this rate is a high-quality long-term corporate bond rate. We increased our discount rate to 3.88% at the end of fiscal 2017 from 3.73% at the end of fiscal 2016 to reflect market interest rate conditions at our fiscal 2017 year end measurement date. The Company’s discount rate was determined by considering yield curves constructed of a large population of high-quality corporate bonds and reflects the matching of plans’ liability cash flows to the yield curves. A one percentage point decrease in the assumed discount rate would increase total benefit expense for fiscal 2018 by approximately $263 million and would increase the projected benefit obligation at September 30, 2017 by approximately $2.8 billion. A one percentage point increase in the assumed discount rate would decrease total benefit expense and the projected benefit obligation by approximately $242 million and $2.3 billion, respectively.
To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation as well as historical and expected returns on each plan asset class. Our expected return on plan assets is 7.50%. A lower expected rate of return on pension plan assets will increase pension expense, while a higher expected rate of return on pension plan assets will decrease pension expense. A one percentage point change in the long-term asset return assumption would impact fiscal 2018 annual benefit expense by approximately $127 million.
Goodwill, Other Intangible Assets, Long-Lived Assets and Investments
The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and if current events or circumstances require, on an interim basis. Goodwill is allocated to various reporting units, which are an operating segment or one level below the operating segment. The Company compares the fair value of each reporting unit to its carrying amount, and to the extent the carrying amount exceeds the fair value, an impairment of goodwill is recognized for the excess up to the amount of goodwill allocated to the reporting unit.
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
The Company tested its goodwill and other indefinite-lived intangible assets, long-lived assets and investments for impairment and recorded non-cash impairment charges of $22 million, $7 million and $10 million in fiscal years 2017, 2016 and 2015, respectively. These impairment charges were recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income.
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
VAR on a combined basis decreased to $92 million at September 30, 2017 from $113 million at October 1, 2016.

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

Fiscal Year 2017	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Equity Sensitive Financial Instruments	Commodity Sensitive Financial Instruments	Combined Portfolio
Year end fiscal 2017 VAR	$57	$47	$2	$1	$92
Average VAR	64	55	2	2	106
Highest VAR	80	64	2	2	126
Lowest VAR	56	46	2	1	92
Year end fiscal 2016 VAR	74	60	3	2	113
The VAR for Hong Kong Disneyland Resort and Shanghai Disney Resort is immaterial as of September 30, 2017 and accordingly has been excluded from the above table.
ITEM 8. Financial Statements and Supplementary Data
See Index to Financial Statements and Supplemental Data on page 55.
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
Based on their evaluation as of September 30, 2017, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth on page 56 is incorporated herein by reference.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees,” “Governing Documents,” “Director Selection Process” and “Election of Directors” in the Company’s Proxy Statement for the 2018 annual meeting of Shareholders is hereby incorporated by reference.
Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).
ITEM 11. Executive Compensation
Information appearing under the captions “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Tables” in the 2018 Proxy Statement (other than the “Compensation Committee Report,” which is deemed furnished herein by reference) is hereby incorporated by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information appearing under the caption “Equity Compensation Plans” in the 2018 Proxy Statement is hereby incorporated by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and information regarding director independence appearing under the caption “Director Independence” in the 2018 Proxy Statement is hereby incorporated by reference.
ITEM 14. Principal Accounting Fees and Services
Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2018 Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements and Schedules
See Index to Financial Statements and Supplemental Data on page 55.

(2)	Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Form 10-K of the Company for the fiscal year ended October 1, 2016
3.2	Bylaws of the Company	Exhibit 3.2 to the Current Report on Form 8-K of the Company filed December 2, 2016
4.1	Five-Year Credit Agreement dated as of March 14, 2014	Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed March 20, 2014
4.2	Five-Year Credit Agreement dated as of March 11, 2016	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 14, 2016
4.3	364 Day Credit Agreement dated as of March 10, 2017	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 13, 2017
4.4	Senior Debt Securities Indenture, dated as of September 24, 2001, between the Company and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed September 24, 2001
4.5	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request
10.1	Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Form 10-K of the Company for the fiscal year ended October 1, 2011
10.2	Amendment dated July 1, 2013 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed July 1, 2013
10.3	Amendment dated October 2, 2014 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed October 3, 2014
10.4	Amendment dated March 22, 2017 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 23, 2017
10.5	Employment Agreement, dated as of September 27, 2013 between the Company and Alan N. Braverman	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed October 2, 2013
10.6	Amendment dated February 4, 2015 to the Employment Agreement dated as of September 27, 2013 between the Company and Alan N. Braverman	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed February 5, 2015
10.7	Amendment dated August 15, 2017 to the Employment Agreement dated as of September 27, 2013 between the Company and Alan N. Braverman	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed August 17, 2017
10.8	Employment Agreement dated as of July 1, 2015 between the Company and Kevin A. Mayer	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed June 30, 2015
10.9	Amendment dated August 15, 2017 to the Employment Agreement dated as of July 1, 2015 between the Company and Kevin A. Mayer	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed August 17, 2017
10.10	Employment Agreement dated August 15, 2017 and effective between the Company and Jayne Parker	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed August 17, 2017
10.11	Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed June 30, 2015
10.12	Amendment dated August 15, 2017 to the Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed August 17, 2017

	Exhibit	Location
10.13	Voluntary Non-Qualified Deferred Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 23, 2014
10.14	Description of Directors Compensation	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended July 2, 2016
10.15	Form of Indemnification Agreement for certain officers and directors	Annex C to the Proxy Statement for the 1987 annual meeting of DEI
10.16	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995
10.17	Amended and Restated 2002 Executive Performance Plan	Annex A to the Proxy Statement for the 2013 Annual Meeting of the Registrant
10.18	Management Incentive Bonus Program
The portions of the tables labeled “Performance based Bonus” in the sections of the Proxy Statement for the 2017 annual meeting of the Company titled “2016 Total Direct Compensation” and “Compensation Process” and the section of the Proxy Statement titled “Performance Goals”

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
Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended March 28, 2015
10.24	Group Personal Excess Liability Insurance Plan	Exhibit 10(x) to the Form 10-K of the Company for the period ended September 30, 1997
10.25	Amended and Restated Severance Pay Plan	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended December 27, 2008
10.26	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting)	Exhibit 10(aa) to the Form 10-K of the Company for the period ended September 30, 2004
10.27	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement)	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.28	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/EPS Growth Tests/ Section 162(m) Vesting Requirement)	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 11, 2013
10.29	Form of Non-Qualified Stock Option Award Agreement	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.30	Disney Savings and Investment Plan as Amended and Restated Effective January 1, 2015	Filed herewith
10.31	First Amendment dated December 19, 2016 to the Disney Savings and Investment Plan as amended and restated effective January 1, 2015	Filed herewith
10.32	Second Amendment dated December 3, 2012 to the Disney Savings and Investment Plan	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended December 29, 2012
10.33	Third Amendment dated December 18, 2014 to the Disney Savings and Investment Plan	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended March 28, 2015
10.34	Fourth Amendment dated April 30, 2015 to the Disney Savings and Investment Plan	Exhibit 10.5 to the Form 10-Q of the Company for the quarter ended March 28, 2015

	Exhibit	Location
12.1	Ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of the Company	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes
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

THE WALT DISNEY COMPANY
(Registrant)
Date:	November 22, 2017	By:	/s/ ROBERT A. IGER
(Robert A. Iger,
Chairman and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ ROBERT A. IGER	Chairman and Chief Executive Officer	November 22, 2017
(Robert A. Iger)

Principal Financial and Accounting Officers
/s/ CHRISTINE M. MCCARTHY	Senior Executive Vice President and Chief Financial Officer	November 22, 2017
(Christine M. McCarthy)

/s/ BRENT A. WOODFORD	Executive Vice President-Controllership, Financial Planning and Tax	November 22, 2017
(Brent A. Woodford)

Directors
/s/ SUSAN E. ARNOLD	Director	November 22, 2017
(Susan E. Arnold)

/s/ MARY T. BARRA	Director	November 22, 2017
(Mary T. Barra)

/s/ JOHN S. CHEN	Director	November 22, 2017
(John S. Chen)

/s/ JACK DORSEY	Director	November 22, 2017
(Jack Dorsey)

/s/ ROBERT A. IGER	Chairman of the Board and Director	November 22, 2017
(Robert A. Iger)

/s/ MARIA ELENA LAGOMASINO	Director	November 22, 2017
(Maria Elena Lagomasino)

/s/ FRED H. LANGHAMMER	Director	November 22, 2017
(Fred H. Langhammer)

/s/ AYLWIN B. LEWIS	Director	November 22, 2017
(Aylwin B. Lewis)

/s/ ROBERT W. MATSCHULLAT	Director	November 22, 2017
(Robert W. Matschullat)

/s/ MARK G. PARKER	Director	November 22, 2017
(Mark G. Parker)

/s/ SHERYL SANDBERG	Director	November 22, 2017
(Sheryl Sandberg)

/s/ ORIN C. SMITH	Director	November 22, 2017
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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2017.
The effectiveness of our internal control over financial reporting as of September 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The Walt Disney Company
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the Company) as of September 30, 2017 and October 1, 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
November 22, 2017

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	2017	2016	2015
Revenues:
Services	$46,843	$47,130	$43,894
Products	8,294	8,502	8,571
Total revenues	55,137	55,632	52,465
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(25,320)	(24,653)	(23,191)
Cost of products (exclusive of depreciation and amortization)	(4,986)	(5,340)	(5,173)
Selling, general, administrative and other	(8,176)	(8,754)	(8,523)
Depreciation and amortization	(2,782)	(2,527)	(2,354)
Total costs and expenses	(41,264)	(41,274)	(39,241)
Restructuring and impairment charges	(98)	(156)	(53)
Other income, net	78	—	—
Interest expense, net	(385)	(260)	(117)
Equity in the income of investees	320	926	814
Income before income taxes	13,788	14,868	13,868
Income taxes	(4,422)	(5,078)	(5,016)
Net income	9,366	9,790	8,852
Less: Net income attributable to noncontrolling interests	(386)	(399)	(470)
Net income attributable to The Walt Disney Company (Disney)	$8,980	$9,391	$8,382

Earnings per share attributable to Disney:
Diluted	$5.69	$5.73	$4.90
Basic	$5.73	$5.76	$4.95

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,578	1,639	1,709
Basic	1,568	1,629	1,694

Dividends declared per share	$1.56	$1.42	$1.81
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2017	2016	2015
Net Income	$9,366	$9,790	$8,852
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	(18)	13	(87)
Market value adjustments for hedges	(37)	(359)	130
Pension and postretirement medical plan adjustments	584	(1,154)	(301)
Foreign currency translation and other	(103)	(156)	(272)
Other comprehensive income/(loss)	426	(1,656)	(530)
Comprehensive income	9,792	8,134	8,322
Net income attributable to noncontrolling interests	(386)	(399)	(470)
Other comprehensive loss attributable to noncontrolling interests	25	98	77
Comprehensive income attributable to Disney	$9,431	$7,833	$7,929
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2017	October 1, 2016
ASSETS
Current assets
Cash and cash equivalents	$4,017	$4,610
Receivables	8,633	9,065
Inventories	1,373	1,390
Television costs and advances	1,278	1,208
Other current assets	588	693
Total current assets	15,889	16,966
Film and television costs	7,481	6,339
Investments	3,202	4,280
Parks, resorts and other property
Attractions, buildings and equipment	54,043	50,270
Accumulated depreciation	(29,037)	(26,849)
	25,006	23,421
Projects in progress	2,145	2,684
Land	1,255	1,244
	28,406	27,349
Intangible assets, net	6,995	6,949
Goodwill	31,426	27,810
Other assets	2,390	2,340
Total assets	$95,789	$92,033
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$8,855	$9,130
Current portion of borrowings	6,172	3,687
Deferred revenue and other	4,568	4,025
Total current liabilities	19,595	16,842
Borrowings	19,119	16,483
Deferred income taxes	4,480	3,679
Other long-term liabilities	6,443	7,706
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	1,148	—
Equity
Preferred stock, $.01 par value Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value, Authorized – 4.6 billion shares, Issued – 2.9 billion shares	36,248	35,859
Retained earnings	72,606	66,088
Accumulated other comprehensive loss	(3,528)	(3,979)
	105,326	97,968
Treasury stock, at cost, 1.4 billion shares at September 30, 2017 and 1.3 billion shares at October 1, 2016	(64,011)	(54,703)
Total Disney Shareholders’ equity	41,315	43,265
Noncontrolling interests	3,689	4,058
Total equity	45,004	47,323
Total liabilities and equity	$95,789	$92,033
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2017	2016	2015
OPERATING ACTIVITIES
Net income	$9,366	$9,790	$8,852
Depreciation and amortization	2,782	2,527	2,354
Gains on acquisitions and sales of investments	(289)	(26)	(91)
Deferred income taxes	334	1,214	(102)
Equity in the income of investees	(320)	(926)	(814)
Cash distributions received from equity investees	788	799	752
Net change in film and television costs and advances	(1,075)	(101)	(922)
Equity-based compensation	364	393	410
Other	503	674	628
Changes in operating assets and liabilities:
Receivables	107	(393)	(211)
Inventories	(5)	186	1
Other assets	(52)	(443)	223
Accounts payable and other accrued liabilities	(368)	40	(49)
Income taxes	208	(598)	354
Cash provided by operations	12,343	13,136	11,385

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(3,623)	(4,773)	(4,265)
Acquisitions	(417)	(850)	—
Other	(71)	(135)	20
Cash used in investing activities	(4,111)	(5,758)	(4,245)

FINANCING ACTIVITIES
Commercial paper borrowings/(repayments), net	1,247	(920)	2,376
Borrowings	4,820	6,065	2,550
Reduction of borrowings	(2,364)	(2,205)	(2,221)
Dividends	(2,445)	(2,313)	(3,063)
Repurchases of common stock	(9,368)	(7,499)	(6,095)
Proceeds from exercise of stock options	276	259	329
Contributions from noncontrolling interest holders	17	—	1,012
Other	(1,142)	(607)	(689)
Cash used in financing activities	(8,959)	(7,220)	(5,801)

Impact of exchange rates on cash, cash equivalents and restricted cash	31	(123)	(302)

Change in cash, cash equivalents and restricted cash	(696)	35	1,037
Cash, cash equivalents and restricted cash, beginning of year	4,760	4,725	3,688
Total cash, cash equivalents and restricted cash	$4,064	$4,760	$4,725

Supplemental disclosure of cash flow information:
Interest paid	$466	$395	$314
Income taxes paid	$3,801	$4,133	$4,396
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests	Total Equity
Balance at September 27, 2014	1,707	$34,301	$53,734	$(1,968)	$(41,109)	$44,958	$3,220	$48,178
Comprehensive income	—	—	8,382	(453)	—	7,929	393	8,322
Equity compensation activity	14	828	—	—	—	828	—	828
Common stock repurchases	(60)	—	—	—	(6,095)	(6,095)	—	(6,095)
Dividends	—	24	(3,087)	—	—	(3,063)	—	(3,063)
Contributions	—	—	—	—	—	—	1,012	1,012
Distributions and other	—	(31)	(1)	—	—	(32)	(495)	(527)
Balance at October 3, 2015	1,661	$35,122	$59,028	$(2,421)	$(47,204)	$44,525	$4,130	$48,655
Comprehensive income	—	—	9,391	(1,558)	—	7,833	301	8,134
Equity compensation activity	10	726	—	—	—	726	—	726
Common stock repurchases	(74)	—	—	—	(7,499)	(7,499)	—	(7,499)
Dividends	—	15	(2,328)	—	—	(2,313)	—	(2,313)
Distributions and other	—	(4)	(3)	—	—	(7)	(373)	(380)
Balance at October 1, 2016	1,597	$35,859	$66,088	$(3,979)	$(54,703)	$43,265	$4,058	$47,323
Comprehensive income	—	—	8,980	451	—	9,431	361	9,792
Equity compensation activity	8	529	—	—	—	529	—	529
Common stock repurchases	(89)	—	—	—	(9,368)	(9,368)	—	(9,368)
Dividends	—	13	(2,458)	—	—	(2,445)	—	(2,445)
Distributions and other	1	(153)	(4)	—	60	(97)	(730)	(827)
Balance at September 30, 2017	1,517	$36,248	$72,606	$(3,528)	$(64,011)	$41,315	$3,689	$45,004
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1	Description of the Business and Segment Information
The Walt Disney Company, together with the subsidiaries through which businesses are conducted (the Company), is a diversified worldwide entertainment company with operations in the following business segments: Media Networks, Parks and Resorts, Studio Entertainment, and Consumer Products & Interactive Media.
The Company is preparing to launch two direct-to-consumer (DTC) streaming services, one in 2018 and one in late 2019. An ESPN-branded service distributing multi-sports content is planned for 2018 and a Disney-branded service distributing the Company’s film and television content is planned for 2019. BAMTech LLC (BAMTech), a streaming technology and content delivery business, is providing technical support for the launch and distribution of these services (see Note 3 for further discussion of the BAMTech transaction).
DESCRIPTION OF THE BUSINESS
Media Networks
The Company operates cable programming services branded ESPN, Disney and Freeform, broadcast businesses, which include the ABC TV Network and eight owned television stations, radio businesses consisting of the ESPN Radio network, including four owned ESPN radio stations, and Radio Disney. The ABC TV and ESPN Radio networks have affiliated stations providing coverage to consumers throughout the U.S. The Company also produces original live-action and animated television programming, which may be sold in network, first-run syndication and other television markets worldwide, to subscription video-on-demand services and in home entertainment formats (such as DVD, Blu-Ray and electric home video license). The Company has interests in media businesses that are accounted for under the equity method including A+E Television Networks LLC (A+E), CTV Specialty Television, Inc. (CTV), Hulu LLC (Hulu), Seven TV and Vice Group Holding, Inc. (Vice). Our Media Networks business also operates branded internet sites and apps. In September 2017, the Company acquired an incremental 42% interest in BAMTech bringing the Company’s aggregate ownership interest to 75%, and the Company now consolidates BAMTech. Prior to the September 2017 acquisition, BAMTech was accounted for under the equity method.
Parks and Resorts
The Company owns and operates the Walt Disney World Resort in Florida and the Disneyland Resort in California. The Walt Disney World Resort includes four theme parks (the Magic Kingdom, Epcot, Disney’s Hollywood Studios and Disney’s Animal Kingdom); 18 resort hotels; vacation club properties; a retail, dining and entertainment complex (Disney Springs); a sports complex; conference centers; campgrounds; water parks; and other recreational facilities. The Disneyland Resort includes two theme parks (Disneyland and Disney California Adventure), three resort hotels and a retail, dining and entertainment complex (Downtown Disney). Internationally, the Company owns and operates Disneyland Paris, which includes two theme parks (Disneyland Park and Walt Disney Studios Park); seven themed resort hotels; two convention centers; a shopping, dining and entertainment complex (Disney Village); a 27-hole golf facility; and a 50% interest in Villages Nature, a European eco-tourism resort. The Company manages and has a 47% ownership interest in Hong Kong Disneyland Resort, which includes one theme park and three themed resort hotels. The Company has a 43% ownership interest in Shanghai Disney Resort, which opened in June 2016 and includes one theme park; two themed resort hotels; a retail, dining and entertainment complex (Disneytown); and an outdoor recreational area. The Company also has a 70% ownership interest in the management company of Shanghai Disney Resort. The Company earns royalties on revenues generated by the Tokyo Disney Resort, which includes two theme parks (Tokyo Disneyland and Tokyo DisneySea) and four Disney-branded hotels and is owned and operated by an unrelated Japanese corporation. The Company manages and markets vacation club ownership interests through the Disney Vacation Club; operates the Disney Cruise Line; the Adventures by Disney guided group vacations business; and Aulani, a hotel and vacation club resort in Hawaii. The Company’s Walt Disney Imagineering unit designs and develops theme park concepts and attractions as well as resort properties.
Studio Entertainment
The Company produces and acquires live-action and animated motion pictures for worldwide distribution in the theatrical, home entertainment and television markets and to subscription video on demand services. The Company distributes these products through its own distribution and marketing companies in the U.S. and both directly and through independent companies and joint ventures in foreign markets primarily under the Walt Disney Pictures, Pixar, Marvel, Lucasfilm and Touchstone banners. The Company also produces stage plays and musical recordings, licenses and produces live entertainment events and provides visual and audio effects and other post-production services.

Consumer Products & Interactive Media
The Company licenses its trade names, characters and visual and literary properties to various manufacturers, game developers, publishers and retailers throughout the world. We also develop and publish mobile games. The Company’s operations include retail and online distribution of products through The Disney Store, shopDisney.com, shop.Marvel.com and wholesale distribution direct to retailers. We operate The Disney Store in North America, Western Europe, Japan and China. The Company publishes entertainment and educational books and magazines and comic books for children and families and operates English language learning centers in China. In addition, the segment’s operations include website management and design, primarily for other Company businesses. We distribute online video content and provide online marketing services through Disney Digital Network, which includes Maker Studios, a network and developer of online video content.
SEGMENT INFORMATION
The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.
Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, other expense, interest expense, income taxes and noncontrolling interests. Segment operating income includes equity in the income of investees. Corporate and unallocated shared expenses principally consist of corporate functions, executive management and certain unallocated administrative support functions.
Equity in the income of investees included in segment operating income is as follows:

	2017	2016	2015
Media Networks	$344	$597	$814
Parks and Resorts	(25)	(3)	—
Consumer Products & Interactive Media	1	—	—
Equity in the income of investees included in segment operating income	320	594	814
Vice Gain	—	332	—
Total equity in the income of investees	$320	$926	$814
During fiscal 2016, the Company recognized its share of a net gain (Vice Gain) recorded by A+E, a joint venture owned 50% by the Company, in connection with A+E’s acquisition of an interest in Vice. The Company’s $332 million share of the Vice Gain is recorded in “Equity in the income of investees” in the Consolidated Statement of Income but is not included in segment operating income. See Note 3 for further discussion of the transaction.
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

	2017	2016	2015
Revenues
Media Networks	$23,510	$23,689	$23,264
Parks and Resorts	18,415	16,974	16,162
Studio Entertainment
Third parties	7,887	8,701	6,838
Intersegment	492	740	528
	8,379	9,441	7,366
Consumer Products & Interactive Media
Third parties	5,325	6,268	6,201
Intersegment	(492)	(740)	(528)
	4,833	5,528	5,673

Total consolidated revenues	$55,137	$55,632	$52,465
Segment operating income
Media Networks	$6,902	$7,755	$7,793
Parks and Resorts	3,774	3,298	3,031
Studio Entertainment	2,355	2,703	1,973
Consumer Products & Interactive Media	1,744	1,965	1,884
Total segment operating income	$14,775	$15,721	$14,681
Reconciliation of segment operating income to income before income taxes
Segment operating income	$14,775	$15,721	$14,681
Corporate and unallocated shared expenses	(582)	(640)	(643)
Restructuring and impairment charges	(98)	(156)	(53)
Other income, net	78	—	—
Interest expense, net	(385)	(260)	(117)
Vice Gain	—	332	—
Infinity Charge(1)	—	(129)	—
Income before income taxes	$13,788	$14,868	$13,868
Capital expenditures
Media Networks
Cable Networks	$75	$86	$127
Broadcasting	64	80	71
Parks and Resorts
Domestic	2,375	2,180	1,457
International	816	2,035	2,147
Studio Entertainment	85	86	107
Consumer Products & Interactive Media	30	53	87
Corporate	178	253	269
Total capital expenditures	$3,623	$4,773	$4,265

	2017	2016	2015
Depreciation expense
Media Networks	$225	$237	$245
Parks and Resorts
Domestic	1,336	1,273	1,169
International	660	445	345
Studio Entertainment	50	51	55
Consumer Products & Interactive Media	63	63	69
Corporate	252	251	249
Total depreciation expense	$2,586	$2,320	$2,132
Amortization of intangible assets
Media Networks	$12	$18	$21
Parks and Resorts	3	3	3
Studio Entertainment	65	74	84
Consumer Products & Interactive Media	116	112	114
Total amortization of intangible assets	$196	$207	$222
Identifiable assets(2)
Media Networks	$32,475	$32,706
Parks and Resorts	29,492	28,275
Studio Entertainment	16,307	15,359
Consumer Products & Interactive Media	8,996	9,332
Corporate(3)	4,919	6,361
Unallocated Goodwill(4)	3,600	—
Total consolidated assets	$95,789	$92,033
Supplemental revenue data
Affiliate fees	$12,659	$12,259	$12,029
Advertising	8,237	8,649	8,499
Retail merchandise, food and beverage	6,433	6,116	5,986
Theme park admissions	6,502	5,900	5,483
Revenues
United States and Canada	$41,881	$42,616	$40,320
Europe	6,541	6,714	6,507
Asia Pacific	5,075	4,582	3,958
Latin America and Other	1,640	1,720	1,680
	$55,137	$55,632	$52,465
Segment operating income
United States and Canada	$10,962	$12,139	$10,820
Europe	1,812	1,815	1,964
Asia Pacific	1,626	1,324	1,365
Latin America and Other	375	443	532
	$14,775	$15,721	$14,681

	2017	2016
Long-lived assets(5)
United States and Canada	$61,215	$56,388
Europe	8,208	8,125
Asia Pacific	8,196	8,228
Latin America and Other	155	210
	$77,774	$72,951

(1)
In fiscal 2016, the Company discontinued its Infinity console game business, which is reported in the Consumer Products & Interactive Media segment, and recorded a charge (Infinity Charge) primarily to write down inventory. The charge also included severance and other asset impairments. The charge was reported in “Cost of products” in the Consolidated Statement of Income.

(2)	Identifiable assets include amounts associated with equity method investments, goodwill and intangible assets. Equity method investments by segment are as follows:

	2017	2016
Media Networks	$2,998	$4,032
Parks and Resorts	70	22
Studio Entertainment	1	3
Consumer Products & Interactive Media	—	—
Corporate	18	25
	$3,087	$4,082
Goodwill and intangible assets by segment are as follows:

	2017	2016
Media Networks	$18,346	$18,153
Parks and Resorts	391	373
Studio Entertainment	8,360	8,450
Consumer Products & Interactive Media	7,594	7,653
Corporate	130	130
Unallocated Goodwill	3,600	—
	$38,421	$34,759

(3)	Primarily fixed assets and cash and cash equivalents.

(4)	Unallocated Goodwill relates to the BAMTech acquisition (see Note 3 for further discussion of the transaction).

(5)	Long-lived assets are total assets less the following: current assets, long-term receivables, deferred taxes, financial investments and derivatives.

2	Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of The Walt Disney Company and its majority-owned and controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
The Company enters into relationships or investments with other entities that may be a variable interest entity (VIE). A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant (as defined by ASC 810-10-25-38) to the VIE. Hong Kong Disneyland Resort and Shanghai Disney Resort (collectively the Asia Theme Parks) are VIEs. Company subsidiaries (the Management Companies) have management agreements with the Asia Theme Parks, which provide the Management Companies, subject to certain protective rights of joint venture partners, with the ability to direct the day-to-day operating activities and the development of business strategies that we believe most significantly impact the economic performance of the Asia Theme Parks. In addition, the

Management Companies receive management fees under these arrangements that we believe could be significant to the Asia Theme Parks. Therefore, the Company has consolidated the Asia Theme Parks in its financial statements.
Reporting Period
The Company’s fiscal year ends on the Saturday closest to September 30 and consists of fifty-two weeks with the exception that approximately every six years, we have a fifty-three week year. When a fifty-three week year occurs, the Company reports the additional week in the fourth quarter. Fiscal 2017 and 2016 were fifty-two week years. Fiscal 2015 was a fifty-three week year.
Reclassifications
Certain reclassifications have been made in the fiscal 2016 and fiscal 2015 financial statements and notes to conform to the fiscal 2017 presentation.
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
Revenue Recognition
Television advertising revenues are recognized when commercials are aired. Affiliate fee revenue is recognized as services are provided based on per subscriber rates set out in agreements with Multi-channel Video Programming Distributors (MVPD) and the number of MVPD subscribers.

Revenues from advance theme park ticket sales are recognized when the tickets are used. Revenues from annual pass sales are recognized ratably over the period for which the pass is available for use.
Revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited. Revenues from home entertainment sales, net of anticipated returns and customer incentives, are recognized on the later of the delivery date or the date that the product can be sold by retailers. Revenues from the licensing of feature films and television programming are recorded when the content is available for telecast by the licensee and when certain other conditions are met. Revenues from the sale of electronic formats of feature films and television programming are recognized when the product is received by the consumer.
Merchandise licensing advances and guarantee royalty payments are recognized based on the contractual royalty rate when the licensed product is sold by the licensee. Non-refundable advances and minimum guarantee royalty payments in excess of royalties earned are generally recognized as revenue at the end of the contract period.
Revenues from our branded online and mobile operations are recognized as services are rendered. Advertising revenues at our internet operations or associated with the distribution of our video content online are recognized when advertisements are delivered online.
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
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense for fiscal years 2017, 2016 and 2015 was $2.6 billion, $2.9 billion and $2.6 billion, respectively.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.
Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash. The Company’s restricted cash balances are primarily made up of cash posted as collateral for certain derivative instruments.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	September 30, 2017	October 1, 2016	October 3, 2015
Cash and cash equivalents	$4,017	$4,610	$4,269
Restricted cash included in:
Other current assets	26	96	250
Other assets	21	54	206
Total cash, cash equivalents and restricted cash in the statement of cash flows	$4,064	$4,760	$4,725
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

Translation Policy
The U.S. dollar is the functional currency for the majority of our international operations. Significant businesses where the local currency is the functional currency include the Asia Theme Parks, Disneyland Paris and international locations of The Disney Stores.
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
Inventories
Inventory primarily includes vacation timeshare units, merchandise, food, materials and supplies. Carrying amounts of vacation ownership units are recorded at the lower of cost or net realizable value. Carrying amounts of merchandise, food, materials and supplies inventories are generally determined on a moving average cost basis and are recorded at the lower of cost or net realizable value.
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
Film and television production, participation and residual costs are expensed over the applicable product life cycle based upon the ratio of the current period’s revenues to estimated remaining total revenues (Ultimate Revenues) for each production. For film productions, Ultimate Revenues include revenues from all sources that will be earned within ten years from the date of the initial theatrical release. For television series, Ultimate Revenues include revenues that will be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later. For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition. Costs of film and television productions are subject to regular recoverability assessments, which compare the estimated fair values with the unamortized costs. The Company bases these fair value measurements on the Company’s assumptions about how market participants would price the assets at the balance sheet date, which may be different than the amounts ultimately realized in future periods. The amount by which the unamortized costs of film and television productions exceed their estimated fair values is written off. Film development costs for projects that have been abandoned. Projects that have not been set for production within three years are also written off unless management has committed to a plan to proceed with the project and is actively working on and funding the project.
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
Internal-Use Software Costs
The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project and it is probable that the project will be completed and the software will be used for the function intended. As of September 30, 2017 and October 1, 2016, capitalized software costs, net of accumulated depreciation, totaled $710 million and $714 million, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, ranging from 3-10 years.
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
Goodwill, Other Intangible Assets and Long-Lived Assets
The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and if current events or circumstances require, on an interim basis. Goodwill is allocated to various reporting units, which are an operating segment or one level below the operating segment. The Company compares the fair value of each reporting unit to its carrying amount, and to the extent the carrying amount exceeds the fair value, an impairment of goodwill is recognized for the excess up to the amount of goodwill allocated to the reporting unit.
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

The Company tested its goodwill and other indefinite-lived intangible assets, long-lived assets and investments for impairment and recorded non-cash impairment charges of $22 million, $7 million and $10 million in fiscal years 2017, 2016 and 2015, respectively. These impairment charges were recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income.
The Company expects its aggregate annual amortization expense for existing amortizable intangible assets for fiscal years 2018 through 2022 to be as follows:

2018	$258
2019	246
2020	220
2021	216
2022	214
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
A reconciliation of the weighted average number of common and common equivalent shares outstanding and the number of Awards excluded from the diluted earnings per share calculation, as they were anti-dilutive, are as follows:

	2017	2016	2015
Weighted average number of common and common equivalent shares outstanding (basic)	1,568	1,629	1,694
Weighted average dilutive impact of Awards	10	10	15
Weighted average number of common and common equivalent shares outstanding (diluted)	1,578	1,639	1,709
Awards excluded from diluted earnings per share	10	6	3

3	Acquisitions
BAMTech
On September 25, 2017, the Company acquired an additional 42% interest in BAMTech, a streaming technology and content delivery business, from an affiliate of Major League Baseball (MLB) for $1.6 billion due in January 2018. The acquisition increased our interest from 33% to 75%, and as a result, we began consolidating BAMTech. The Company paid $1.0 billion for its original 33% interest in BAMTech. The acquisition supports the Company’s strategy to launch DTC video streaming services.
Upon consolidation, the Company recognized a non-cash gain of $255 million ($162 million after tax) as a result of increasing the carrying value of the Company’s original 33% interest to $1.2 billion, its estimated fair value implied by the acquisition price of our additional 42% interest. The gain was recorded in “Other income, net” in the fiscal 2017 Consolidated Statement of Income.
The fair value of BAMTech (purchase price) is estimated to be $3.9 billion and represents the sum of (i) the $1.6 billion payment for our newly acquired 42% interest, (ii) the $1.2 billion estimated fair value of the Company’s original 33% interest, and (iii) the $1.1 billion estimated fair value of the remaining 25% noncontrolling interests.
Based on a preliminary purchase price allocation, $3.6 billion was allocated to goodwill (approximately half of which is deductible for tax purposes) with the remainder primarily allocated to identifiable intangible assets. Goodwill reflects the synergies expected from rationalization of the Company’s current digital distribution services, enhanced personalization of content and advertising from access to DTC user data, and the ability to leverage BAMTech’s platform expertise for the Company’s DTC services. Goodwill also includes technical knowhow associated with BAMTech’s assembled workforce. We are in the process of finalizing the valuation of the acquired assets, assumed liabilities, and noncontrolling interests.
BAMTech’s noncontrolling interest holders, MLB and the National Hockey League (NHL), have the right to sell their shares to the Company in the future. MLB can generally sell their shares to the Company starting five years from and ending ten years after the acquisition date at the greater of fair value or a guaranteed floor value ($563 million accreting at 8% annually for eight years). The NHL can sell their shares to the Company in fiscal 2020 for $300 million or in fiscal 2021 for $350 million.
Based on the terms of the noncontrolling interests, their acquisition date fair value of $1.1 billion was recorded as “Redeemable noncontrolling interests” in the Company’s Consolidated Balance Sheet. The fair values of the noncontrolling interests were calculated using an option pricing model. The MLB noncontrolling interest fair value generally reflects the net present value of MLB’s guaranteed floor value, while the NHL noncontrolling interest reflects their share of the $3.9 billion BAMTech value.
The Company has the right to purchase MLB’s interest in BAMTech starting five years from and ending ten years after the acquisition date at the greater of fair value or the guaranteed floor value. The Company has the right to acquire the NHL interest in fiscal years 2020 and 2021 for $500 million.
As a result of the MLB and NHL sale rights, the noncontrolling interests will generally not be allocated BAMTech losses. Prospectively, the Company will record the noncontrolling interests at the greater of (i) their acquisition date fair value adjusted for their share (if any) of earnings, losses, or dividends or (ii) an accreted value from the date of the acquisition to the earliest redemption date. The accretion of the MLB interest to the earliest redemption value in five years will be recorded using an interest method. As of September 30, 2017, the redeemable noncontrolling interest subject to accretion would have had a redemption amount of $563 million if it were currently redeemable. Adjustments to the carrying amount of redeemable noncontrolling interests will increase or decrease income available to Company shareholders through an adjustment to “Net income attributable to noncontrolling interests” on the Consolidated Statement of Income.
The Company is negotiating to provide the noncontrolling interest holder in ESPN a portion of the Company’s share of the BAMTech DTC sports business at a price that is consistent with the amount the Company invested. If such transaction is finalized, their investment would be recorded as a noncontrolling interest transaction when consummated.
The revenue and costs of BAMTech included in the Company’s Consolidated Statement of Income for fiscal 2017 were not material.
Vice
Vice is a media company targeting a millennial audience through news and pop culture content and creative brand integration. During fiscal 2016, A+E acquired an 8% interest in Vice in exchange for a 49.9% interest in one of A+E’s cable channels, H2, which has been rebranded as Viceland and programmed with Vice content. As a result of this exchange, A+E recognized a net non-cash gain based on the estimated fair value of H2. The Company’s $332 million share of the Vice Gain was recorded in “Equity in the income of investees” in the Consolidated Statement of Income in fiscal 2016. At September 30, 2017, A+E had an 18% interest in Vice.
During fiscal 2016, the Company acquired a direct interest in Vice for $400 million of cash, and at September 30, 2017 owned a 10% interest.
The Company accounts for its interest in Vice as an equity method investment.
Hulu
At the end of fiscal 2015, the Company had a 33% interest in Hulu, a joint venture owned one-third each by the Company, Twenty-First Century Fox, Inc. (Fox) and Comcast Corporation. In August 2016, Time Warner, Inc. (TW) acquired a 10% interest in the venture from Hulu for $583 million diluting the Company’s ownership interest to 30%. For not more than 36 months from August 2016, TW may put its shares to Hulu or Hulu may call the shares from TW under certain limited circumstances arising from regulatory review. The Company and Fox have agreed to make a capital contribution for up to approximately $300 million each if required to fund the repurchase of shares from TW. The August 2016 transaction resulted in a deemed sale by the Company of a portion of its interest in Hulu at a gain of approximately $175 million. The Company expects to recognize the gain if and when the put and call options expire.
In addition, the Company has guaranteed $113 million of Hulu’s $338 million term loan, which is due in August 2022.
The Company accounts for its interest in Hulu as an equity method investment.
Goodwill
The changes in the carrying amount of goodwill for the years ended September 30, 2017 and October 1, 2016 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products & Interactive Media	Unallocated (1)	Total
Balance at Oct. 3, 2015	$16,354	$291	$6,836	$4,345	$—	$27,826
Acquisitions	1	—	1	—	—	2
Dispositions	—	—	—	—	—	—
Other, net	(10)	—	(7)	(1)	—	(18)
Balance at Oct. 1, 2016	$16,345	$291	$6,830	$4,344	$—	$27,810
Acquisitions	—	—	—	—	3,600	3,600
Dispositions	—	—	—	—	—	—
Other, net	(20)	—	(13)	49	—	16
Balance at Sept. 30, 2017	$16,325	$291	$6,817	$4,393	$3,600	$31,426

(1)	Goodwill will be allocated to the segments once the BAMTech purchase price allocation is finalized.

4	Other Income, net
Other income, net is as follows:

	2017	2016	2015
Gain related to the acquisition of BAMTech	$255	$—	$—
Settlement of litigation	(177)	—	—
Other income, net	$78	$—	$—
Gain related to the acquisition of BAMTech
In fiscal 2017, the Company recorded a non-cash net gain of $255 million in connection with the acquisition of a controlling interest in BAMTech (see Note 3).
Settlement of litigation
In fiscal 2017, the Company recorded a charge of $177 million, net of committed insurance recoveries, in connection with the settlement of a litigation matter.

5	Investments
Investments consist of the following:

	September 30, 2017	October 1, 2016
Investments, equity basis (1)	$3,087	$4,082
Investments, other	115	198
	$3,202	$4,280

(1)
Prior to September 25, 2017, BAMTech was accounted for under the equity basis of accounting. At September 25, 2017, the Company acquired an additional interest and now consolidates BAMTech (see Note 3 for further discussion of the BAMTech transaction). Accordingly, equity basis investments decreased by approximately $1 billion.

Investments, Equity Basis
The Company’s significant equity investments primarily consist of media and parks and resorts investments and include A + E (50% ownership), CTV Specialty Television, Inc. (30% ownership), Hulu (30% ownership), Seven TV (20% ownership), Vice (19% effective ownership including A+E ownership) and Villages Nature (50% ownership). A summary of combined financial information for equity investments is as follows:

Results of Operations:	2017	2016	2015

Revenues	$8,122	$7,416	$6,561
Net income	857	1,855	1,912

Balance Sheet	September 30, 2017	October 1, 2016	October 3, 2015

Current assets	$4,623	$4,801	$3,676
Non-current assets	10,047	8,906	6,429
	$14,670	$13,707	$10,105
Current liabilities	$2,852	$2,018	$1,614
Non-current liabilities	5,056	4,531	4,128
Redeemable preferred stock	1,123	583	—
Shareholders’ equity	5,639	6,575	4,363
	$14,670	$13,707	$10,105
As of September 30, 2017, the book value of the Company’s equity method investments exceeded our share of the book value of the investees’ underlying net assets by approximately $0.7 billion, which represents amortizable intangible assets and goodwill arising from acquisitions.

The Company enters into transactions in the ordinary course of business with our equity investees, primarily related to the licensing of television and film programming. Revenues from these transactions were $0.5 billion, $0.5 billion and $0.4 billion in fiscal 2017, 2016 and 2015, respectively. The Company defers a portion of its profits from transactions with investees until the investee recognizes third-party revenue from the exploitation of the rights. The portion that is deferred reflects our ownership interest in the investee.
Investments, Other
As of September 30, 2017 and October 1, 2016, the Company held $36 million and $85 million, respectively, of securities classified as available-for-sale and $79 million and $91 million, respectively, of non-publicly traded cost-method investments. As of September 30, 2017, the Company held no significant investments in leveraged leases. As of October 1, 2016, the Company held $22 million of investments in leveraged leases.
In fiscal 2017 and 2015, the Company had realized gains of $15 million and $31 million, respectively, on available-for-sale securities. In fiscal 2016, the Company had no significant realized gains or losses on available-for-sale securities.
At September 30, 2017 and October 1, 2016, the Company held available-for-sale investments in unrecognized gain positions totaling $18 million and $49 million, respectively, and no investments in significant unrecognized loss positions.
In fiscal years 2017, 2016 and 2015, the Company had realized gains of $7 million, $23 million and $11 million, respectively, on non-publicly traded cost-method investments.
In fiscal years 2017, 2016 and 2015, the Company recorded non-cash charges of $8 million, $44 million and $14 million, respectively, to reflect other-than-temporary losses in value of investments.
Realized gains and losses on available-for-sale and non-publicly traded cost-method investments are reported in “Interest expense, net” in the Consolidated Statements of Income.

6	International Theme Parks
The Company has a 47% ownership interest in the operations of Hong Kong Disneyland Resort and a 43% ownership interest in the operations of Shanghai Disney Resort (together, the Asia Theme Parks), which are both VIEs consolidated in the Company’s financial statements. See Note 2 for the Company’s policy on consolidating VIEs. Disneyland Paris was also a consolidated VIE until the Company acquired 100% ownership of Disneyland Paris in June 2017. Given our
100% ownership, the Company will continue to consolidate Disneyland Paris’ financial results. The Asia Theme
Parks and Disneyland Paris are collectively referred to as the International Theme Parks.
The following table summarizes the carrying amounts of the International Theme Parks’ assets and liabilities included in the Company’s consolidated balance sheets as of September 30, 2017 and October 1, 2016:

	September 30, 2017	October 1, 2016
Cash and cash equivalents	$843	$1,008
Other current assets	376	331
Total current assets	1,219	1,339
Parks, resorts and other property	9,403	9,270
Other assets	111	88
Total assets (1)	$10,733	$10,697

Current liabilities	$1,163	$1,499
Borrowings - long-term	1,145	1,087
Other long-term liabilities	371	256
Total liabilities (1)	$2,679	$2,842

(1)
The total assets of the Asia Theme Parks were $8.1 billion and $8.2 billion at September 30, 2017 and October 1, 2016, respectively, and primarily consist of parks, resorts and other property of $7.3 billion at both September 30, 2017 and October 1, 2016. The total liabilities of the Asia Theme Parks were $2.1 billion and $2.2 billion at September 30, 2017 and October 1, 2016, respectively.

The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s consolidated statements of income as of September 30, 2017:

September 30, 2017
Revenues	$3,318
Costs and expenses	(3,265)
Equity in the loss of investees	(25)
International Theme Parks’ royalty and management fees of $166 million for fiscal 2017 are eliminated in consolidation but are considered in calculating earnings allocated to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s fiscal 2017 consolidated cash flow statement were $757 million generated from operating activities, $840 million used in investing activities and $225 million used in financing activities. The majority of cash flows used in investing activities were for the Asia Theme Parks.
Disneyland Paris
In February 2017, the Company increased its effective ownership percentage in Disneyland Paris from 81% to 88% by exchanging 1.36 million of the Company’s common shares for 70.5 million outstanding shares of Euro Disney S.C.A. (EDSCA), a publicly-traded French entity, which has an 82% interest in the Disneyland Paris operating company. The transaction was valued at €141 million ($150 million) based on the purchase price of €2 per share.
In the third quarter of fiscal 2017, the Company acquired the remaining outstanding shares of EDSCA at €2 per share, a total cost of €224 million ($250 million), and EDSCA was delisted from Euronext Paris.
During calendar 2015, Disneyland Paris completed a recapitalization, which included an equity rights offering and a conversion of Company loans to Disneyland Paris into equity. In addition, the Company completed a mandatory tender offer to the other Disneyland Paris shareholders. These transactions resulted in an increase from 51% to 81% effective ownership interest in Disneyland Paris.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have 53% and 47% equity interests in Hong Kong Disneyland Resort, respectively.
As part of financing the construction of a third hotel, which opened April 30, 2017, HKSAR converted $219 million of a loan to equity during fiscal 2016 and 2015, leaving a balance on the loan at September 30, 2017 of HK $0.4 billion ($46 million) (see Note 8 for further details of this loan). In addition, the Company and HKSAR have provided loans with outstanding balances of $138 million and $93 million, respectively, which bear interest at a rate of three month HIBOR plus 2% and mature in September 2025. The Company’s loan is eliminated in consolidation.
In August 2017, the Company and HKSAR entered into an agreement for a multi-year expansion of Hong Kong Disneyland that will add a number of new guest offerings, including two new themed areas, by 2023. Under the terms of the agreement, the HK $10.9 billion ($1.4 billion) expansion will be funded by equity contributions made by the Company and HKSAR on an equal basis.
HKSAR has the right to receive additional shares over time to the extent Hong Kong Disneyland Resort exceeds certain return on asset performance targets. The amount of additional shares HKSAR can receive is capped on both an annual and cumulative basis and could decrease the Company’s equity interest by up to an additional 7 percentage points over a period no shorter than 15 years. Assuming HK $10.9 billion is contributed in the expansion, the impact to the Company’s equity interest would be limited to 4 percentage points.
The Company has a revolving credit facility HK $2.1 billion ($269 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2023. There is no outstanding balance under the line of credit at September 30, 2017.
The net impact to HKSAR and the Company’s ownership shares of Hong Kong Disneyland Resort during fiscal 2017, 2016 and 2015 as a result of the above activities was not material.

Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, is responsible for operating Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with term loans totaling $782 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. In addition, the Company has an outstanding balance of $305 million due from Shanghai Disney Resort related to development costs, pre-opening expenses and royalties and management fees. The Company has also provided Shanghai Disney Resort with a $157 million line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at September 30, 2017. These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with term loans totaling 6.7 billion yuan (approximately $1.0 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $205 million) line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at September 30, 2017.

7	Film and Television Costs and Advances
Film and television costs and advances are as follows:

	September 30, 2017	October 1, 2016
Theatrical film costs
Released, less amortization	$1,658	$1,677
Completed, not released	—	—
In-process	3,200	2,179
In development or pre-production	306	336
	5,164	4,192
Television costs
Released, less amortization	1,152	1,015
Completed, not released	472	365
In-process	364	417
In development or pre-production	53	13
	2,041	1,810
Television programming rights and advances	1,554	1,545
	8,759	7,547
Less current portion	1,278	1,208
Non-current portion	$7,481	$6,339
Based on management’s total gross revenue estimates as of September 30, 2017, approximately 76% of unamortized film and television costs for released productions (excluding amounts allocated to acquired film and television libraries) are expected to be amortized during the next three years. By the end of fiscal 2021, we will have reached on a cumulative basis, 80% amortization of the September 30, 2017 balance of unamortized film and television costs. Approximately $1.0 billion of accrued participation and residual liabilities will be paid in fiscal year 2018. The Company expects to amortize, based on current estimates, approximately $1.3 billion in capitalized film and television production costs during fiscal 2018.
At September 30, 2017, acquired film and television libraries have remaining unamortized costs of $175 million, which are generally being amortized straight-line over a weighted-average remaining period of approximately 14 years.

8	Borrowings
The Company’s borrowings at September 30, 2017 and October 1, 2016, including the impact of interest rate and cross-currency swaps, are summarized below:

			2017
	2017	2016	Stated Interest Rate (1)	Pay Floating Interest rate and Cross- Currency Swaps (2)	Effective Interest Rate (3)	Swap Maturities
Commercial paper	$2,772	$1,521	—	$—	1.24%
U.S. and European medium-term notes (4)	19,721	16,827	2.73%	8,150	2.70%	2018-2027
BAMTech acquisition payable	1,581	—	1.27%	—	1.27%
Capital Cities/ABC debt	105	107	8.75%	—	6.00%
Foreign currency denominated debt	13	448	7.65%	—	7.65%
Other (5)	(46)	180		—
	24,146	19,083	2.35%	8,150	2.46%
Asia Theme Parks borrowings	1,145	1,087	1.24%	—	5.07%
Total borrowings	25,291	20,170	2.30%	8,150	2.58%
Less current portion	6,172	3,687	0.93%	1,550	1.44%
Total long-term borrowings	$19,119	$16,483		$6,600

(1)
The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are the rates in effect at September 30, 2017; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest rate and cross-currency swaps outstanding as of September 30, 2017.

(3)	The effective interest rate includes the impact of existing and terminated interest rate and cross-currency swaps, purchase accounting adjustments and debt issuance premiums, discounts and costs.

(4)	Includes net debt issuance premiums, discounts and costs totaling $138 million and $132 million at September 30, 2017 and October 1, 2016, respectively.

(5)
Includes market value adjustments for debt with qualifying hedges, which reduce borrowings by $73 million and increase borrowings by $146 million at September 30, 2017 and October 1, 2016, respectively.

Commercial Paper
The Company has bank facilities with a syndicate of lenders to support commercial paper borrowings as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2018	$2,500	$—	$2,500
Facility expiring March 2019	2,250	—	2,250
Facility expiring March 2021	2,250	—	2,250
Total	$7,000	$—	$7,000
All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. As of September 30, 2017, the Company has $181 million of outstanding letters of credit, of which none were issued under this facility. The facilities specifically exclude certain entities, including the International Theme Parks, from any representations, covenants, or events of default and contain only one financial covenant, relating to interest coverage, which the Company met on September 30, 2017 by a significant margin.

Commercial paper activity is as follows:

	Commercial paper with original maturities less than three months, net (1)	Commercial paper with original maturities greater than three months	Total
Balance at Oct. 3, 2015	$2,330	$100	$2,430
Additions	—	4,794	4,794
Payments	(1,559)	(4,155)	(5,714)
Other Activity	6	5	11
Balance at Oct. 1, 2016	$777	$744	$1,521
Additions	372	6,364	6,736
Payments	—	(5,489)	(5,489)
Other Activity	2	2	4
Balance at Sept. 30, 2017	$1,151	$1,621	$2,772
(1) Borrowings and reductions of borrowings are reported net.
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
U.S. Medium-Term Note Program
At September 30, 2017, the total debt outstanding under the U.S. medium-term note program was $19.2 billion with maturities ranging from 1 to 76 years. The debt outstanding includes $17.2 billion of fixed rate notes, which have stated interest rates that range from 0.88% to 7.55% and $2.0 billion of floating rate notes that bear interest at U.S. LIBOR plus or minus a spread. At September 30, 2017, the effective rate on floating rate notes was 1.66%.
European Medium-Term Note Program
The Company has a European medium-term note program, which allows the Company to issue various types of debt instruments such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes and index linked or dual currency notes. Capacity under the program is $4.0 billion, subject to market conditions and other factors impacting our borrowing capacity. Capacity under the program replenishes as outstanding debt under the program is repaid. At September 30, 2017, the total debt outstanding under the program was $496 million. The debt has a stated interest rate of 2.13% and matures in September 2022.
BAMTech Acquisition Payable
In September 2017, the Company acquired a 42% interest in BAMTech for $1.6 billion due in January 2018 (see Note 3).
Capital Cities/ABC Debt
In connection with the Capital Cities/ABC, Inc. acquisition in 1996, the Company assumed debt previously issued by Capital Cities/ABC, Inc. At September 30, 2017, the outstanding balance was $105 million, which includes unamortized fair value adjustments recorded in purchase accounting. The debt matures in 2021 and has a stated interest rate of 8.75%.
Foreign Currency Denominated Debt
The Company has short-term credit facilities of Indian rupee (INR) 10.8 billion ($165 million), which bear interest at rates determined at the time of drawdown and expire in 2018. At September 30, 2017, the outstanding balance was INR 840 million ($13 million), which bears interest at an average rate of 7.65%.
Asia Theme Parks Borrowings
As part of financing the construction of a third hotel at Hong Kong Disneyland Resort, HKSAR converted $219 million of a loan to equity during fiscal 2016 and 2015, leaving a balance at September 30, 2017 of HK$0.4 billion ($46 million). The interest rate on this loan is subject to biannual revisions and determined based on the Hong Kong prime rate less 0.875%, but is capped at an annual rate of 7.625% until March 2022. After March 2022, the interest rate is capped at an annual rate of 8.50%. As of September 30, 2017, the rate on the loan was 4.13%. Debt service payments will be made depending on sufficient available funds. Repayment is required by September 30, 2022; however, early repayment is permitted.

In addition, HKSAR provided Hong Kong Disneyland Resort with a loan facility totaling HK$0.8 billion ($104 million) that bears interest at a rate of three month HIBOR plus 2% and matures in 2025; however, earlier repayment is permitted. At September 30, 2017, Hong Kong Disneyland Resort had borrowed HK$0.7 billion ($93 million) under the loan facility, which bears interest at a rate of 2.78%.
Shendi has provided Shanghai Disney Resort with term loans totaling 6.7 billion yuan (approximately $1.0 billion) bearing interest at rates that increase to 8% and maturing in 2036; however, early repayment is permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $205 million) line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at September 30, 2017.
Credit facility for cruise ships
In October 2016, the Company entered into two credit facilities to finance two new cruise ships, which are expected to be delivered in 2021 and 2023. The financing may be used for up to 80% of the contract price of the cruise ships. Under the agreements, $1.0 billion in financing is available beginning in April 2021 and $1.1 billion is available beginning in April 2023. If utilized, the interest rates will be fixed at 3.48% and 3.74%, respectively, and payable semi-annually. The loans will be repaid in 24 equal installments over a 12-year period from the borrowing date. Early repayment is permitted subject to cancellation fees.
Subsequent Debt Issuance
On October 3, 2017, the Company issued Canadian $1.3 billion ($997 million) of fixed rate debt, which bears interest at 2.76% and matures in October 2024. The Company also entered into pay-float interest rate and cross currency swaps that effectively convert the borrowing to variable rate U.S. dollar denominated borrowing indexed to LIBOR.
Total borrowings, excluding market value adjustments and debt issuance premiums, discounts and costs, have the following scheduled maturities:

	Before Asia Theme Parks Consolidation	Asia Theme Parks	Total
2018	$6,169	$—	$6,169
2019	2,757	59	2,816
2020	3,000	—	3,000
2021	2,105	—	2,105
2022	1,900	46	1,946
Thereafter	8,426	1,040	9,466
	$24,357	$1,145	$25,502
The Company capitalizes interest on assets constructed for its parks and resorts and on certain film and television productions. In fiscal years 2017, 2016 and 2015, total interest capitalized was $87 million, $139 million and $110 million, respectively. Interest expense, net of capitalized interest, for fiscal years 2017, 2016 and 2015 was $507 million, $354 million and $265 million, respectively.

9	Income Taxes

Income Before Income Taxes	2017	2016	2015

Domestic (including U.S. exports)	$12,611	$14,018	$12,825
Foreign subsidiaries	1,177	850	1,043
	$13,788	$14,868	$13,868

Income Tax Expense/(Benefit)	2017	2016	2015

Current
Federal	$3,229	$3,146	$4,182
State	360	154	333
Foreign (1)	489	533	525
	4,078	3,833	5,040
Deferred
Federal	370	1,172	82
State	5	100	(52)
Foreign	(31)	(27)	(54)
	344	1,245	(24)
	$4,422	$5,078	$5,016
 (1) Includes foreign withholding taxes

Components of Deferred Tax Assets and Liabilities	September 30, 2017	October 1, 2016

Deferred tax assets
Accrued liabilities	$(2,422)	$(2,736)
Net operating losses and tax credit carryforwards	(1,705)	(1,567)
Other	(386)	(566)
Total deferred tax assets	(4,513)	(4,869)
Deferred tax liabilities
Depreciable, amortizable and other property	5,692	5,682
Foreign subsidiaries	518	348
Licensing revenues	476	480
Other	422	295
Total deferred tax liabilities	7,108	6,805
Net deferred tax liability before valuation allowance	2,595	1,936
Valuation allowance	1,716	1,602
Net deferred tax liability	$4,311	$3,538
At September 30, 2017 and October 1, 2016, the valuation allowance primarily relates to $1.3 billion and $1.2 billion, respectively, of deferred tax assets for International Theme Park net operating losses primarily in France and Hong Kong, and to a lesser extent, China. The noncontrolling interest share of the net operating losses were $0.2 billion and $0.4 billion at September 30, 2017 and October 1, 2016, respectively. The International Theme Park net operating losses have an indefinite carryforward period in France and Hong Kong and a five-year carryforward period in China.
As of September 30, 2017, the Company had undistributed earnings of foreign subsidiaries of approximately $4.7 billion for which deferred U.S. federal income taxes have not been provided. The Company intends to reinvest these earnings for the foreseeable future. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Assuming these foreign earnings were repatriated under laws and rates applicable at year end fiscal 2017, the incremental federal tax applicable to the earnings would be approximately $1.2 billion.

A reconciliation of the effective income tax rate to the federal rate is as follows:

	2017	2016	2015
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.7	1.8	1.9
Domestic production activity deduction	(2.1)	(1.6)	(1.9)
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(1.6)	(1.1)	(1.5)
Disneyland Paris recapitalization (1)	—	—	2.9
Other, including tax reserves and related interest (2)	(0.9)	0.1	(0.2)
	32.1%	34.2%	36.2%

(1)
At the beginning of fiscal 2015, the Company had a $399 million deferred income tax asset on the difference between the Company’s tax basis in its investment in Disneyland Paris and the Company’s financial statement carrying value of Disneyland Paris. As a result of the Disneyland Paris recapitalization and the increase in the Company’s ownership interest (see Note 6 for further discussion of this transaction), the deferred tax asset was written off to income tax expense in fiscal 2015.

(2)
In fiscal 2017, the Company adopted new accounting guidance, which resulted in $125 million of tax benefits related to employee share-based awards being credited to “Income taxes” in the Consolidated Statement of Income (see Note 18).

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

	2017	2016	2015
Balance at the beginning of the year	$844	$912	$803
Increases for current year tax positions	61	71	98
Increases for prior year tax positions	13	142	280
Decreases in prior year tax positions	(55)	(158)	(193)
Settlements with taxing authorities	(31)	(123)	(76)
Balance at the end of the year	$832	$844	$912
The fiscal year-end 2017, 2016 and 2015 balances include $444 million, $469 million and $501 million, respectively, that if recognized, would reduce our income tax expense and effective tax rate. These amounts are net of the offsetting benefits from other tax jurisdictions.
As of the end of fiscal 2017, 2016 and 2015, the Company had $234 million, $221 million and $231 million, respectively, in accrued interest and penalties related to unrecognized tax benefits. During fiscal years 2017, 2016 and 2015, the Company accrued additional interest and penalties of $43 million, $22 million and $68 million, respectively, and recorded reductions in accrued interest and penalties of $30 million, $32 million and $54 million, respectively, as a result of audit settlements and other prior-year adjustments. The Company’s policy is to report interest and penalties as a component of income tax expense.
The Company is no longer subject to U.S. federal examination for years prior to 2013 and is no longer subject to examination in any of its major state or foreign tax jurisdictions for years prior to 2008.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the resolution of certain tax matters, which could include payments on those tax matters. These resolutions and payments could reduce our unrecognized tax benefits by $163 million.
In fiscal years 2017, 2016 and 2015, income tax benefits attributable to equity-based compensation transactions exceeded the amounts recorded based on grant date fair value. In fiscal year 2017, $125 million of income tax benefit was credited to “Income taxes” in the Consolidated Statement of Income and in fiscal years 2016 and 2015, $207 million and $313 million, respectively, were credited to shareholders’ equity (see Note 18 for further discussion of the impact of new accounting pronouncements in fiscal 2017).

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
The following chart summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with the defined benefit pension and postretirement medical benefit plans:

	Pension Plans		Postretirement Medical Plans
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Projected benefit obligations
Beginning obligations	$(14,480)	$(12,379)	$(1,759)	$(1,590)
Service cost	(368)	(318)	(11)	(11)
Interest cost	(447)	(458)	(56)	(61)
Actuarial gain / (loss)	343	(1,769)	42	(142)
Plan amendments and other	(22)	8	(9)	(9)
Benefits paid	442	436	47	54
Ending obligations	$(14,532)	$(14,480)	$(1,746)	$(1,759)
Fair value of plans’ assets
Beginning fair value	$10,401	$9,415	$614	$568
Actual return on plan assets	1,056	624	61	34
Contributions	1,348	839	61	61
Benefits paid	(442)	(436)	(47)	(54)
Expenses and other	(38)	(41)	7	5
Ending fair value	$12,325	$10,401	$696	$614

Underfunded status of the plans	$(2,207)	$(4,079)	$(1,050)	$(1,145)
Amounts recognized in the balance sheet
Non-current assets	$70	$—	$—	$—
Current liabilities	(46)	(40)	—	—
Non-current liabilities	(2,231)	(4,039)	(1,050)	(1,145)
	$(2,207)	$(4,079)	$(1,050)	$(1,145)
The components of net periodic benefit cost are as follows:

	Pension Plans			Postretirement Medical Plans
	2017	2016	2015	2017	2016	2015
Service cost	$368	$318	$332	$11	$11	$14
Interest cost	447	458	521	56	61	68
Expected return on plan assets	(874)	(747)	(711)	(49)	(45)	(39)
Amortization of prior year service costs	12	14	16	—	(1)	(1)
Recognized net actuarial loss	405	242	247	17	8	10
Net periodic benefit cost	$358	$285	$405	$35	$34	$52

In fiscal 2018, we expect pension and postretirement medical costs to decrease by $63 million to $330 million driven by higher expected returns on plan assets as a result of higher asset values at the end of fiscal 2017.

Key assumptions are as follows:
	Pension Plans			Postretirement Medical Plans
	2017	2016	2015	2017	2016	2015
Discount rate used to determine the fiscal year end benefit obligation	3.88%	3.73%	4.47%	3.88%	3.73%	4.47%
Discount rate used to determine the interest cost component of net periodic benefit cost	3.18%	3.81%	4.40%	3.18%	3.81%	4.40%
Rate of return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Rate of salary increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	7.00%	7.00%	7.00%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.25%	4.25%	4.25%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2031	2030	2029
Assumed mortality is also a key assumption in determining benefit obligations.
AOCI, before tax, as of September 30, 2017 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans	Postretirement Medical Plans	Total
Prior service cost	$(65)	$—	$(65)
Net actuarial loss	(4,578)	(194)	(4,772)
Total amounts included in AOCI	(4,643)	(194)	(4,837)
Prepaid / (accrued) pension cost	2,436	(856)	1,580
Net balance sheet liability	$(2,207)	$(1,050)	$(3,257)
Amounts included in AOCI, before tax, as of September 30, 2017 that are expected to be recognized as components of net periodic benefit cost during fiscal 2018 are:

	Pension Plans	Postretirement Medical Plans	Total
Prior service cost	$(13)	$—	$(13)
Net actuarial loss	(347)	(14)	(361)
Total	$(360)	$(14)	$(374)
Plan Funded Status
The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $8.5 billion, $7.7 billion and $6.4 billion, respectively, as of September 30, 2017 and $13.4 billion, $12.4 billion and $9.5 billion, respectively, as of October 1, 2016.
For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and aggregate fair value of plan assets were $12.8 billion and $10.5 billion, respectively, as of September 30, 2017 and $14.5 billion and $10.4 billion respectively, as of October 1, 2016.
The Company’s total accumulated pension benefit obligations at September 30, 2017 and October 1, 2016 were $13.4 billion and $13.3 billion. Approximately 99% was vested as of both dates.
The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $1.7 billion and $0.7 billion, respectively, at September 30, 2017 and $1.8 billion and $0.6 billion, respectively, at October 1, 2016.

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
The primary investment objective for the assets within the master trust is the prudent and cost effective management of assets to satisfy benefit obligations to plan participants. Financial risks are managed through diversification of plan assets, selection of investment managers and through the investment guidelines incorporated in investment management agreements. Investments are monitored to assess whether returns are commensurate with risks taken.
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
Assets are generally managed by external investment managers pursuant to investment management agreements that establish permitted securities and risk controls commensurate with the account’s investment strategy. Some agreements permit the use of derivative securities (futures, options, interest rate swaps, credit default swaps) that enable investment managers to enhance returns and manage exposures within their accounts.
Fair Value Measurements of Plan Assets
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and is generally classified in one of the following categories of the fair value hierarchy:
Level 1 – Quoted prices for identical instruments in active markets
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable
During fiscal 2017, the Company adopted new accounting guidance that allows for investments that are measured at net asset value (NAV) (or its equivalent) as a practical expedient to be excluded from the fair value hierarchy disclosure. Prior year disclosures have been restated to conform to the current year presentation.
The following is a description of the valuation methodologies used for assets reported at fair value. The methodologies used at September 30, 2017 and October 1, 2016 are the same.
Level 1 investments are valued based on reported market prices on the last trading day of the fiscal year. Investments in common and preferred stocks are valued based on an exchange-listed price or a broker’s quote in an active market. Investments in U.S. Treasury securities are valued based on a broker’s quote in an active market.
Level 2 investments in government and federal agency bonds, corporate bonds and mortgage-backed securities (MBS) and asset-backed securities are valued using a broker’s quote in a non-active market or an evaluated price based on a compilation of reported market information, such as benchmark yield curves, credit spreads and estimated default rates. Derivative financial instruments are valued based on models that incorporate observable inputs for the underlying securities, such as interest rates or foreign currency exchange rates.

The Company’s defined benefit plan assets are summarized by level in the following tables:

	As of September 30, 2017
Description	Level 1	Level 2	Total	Plan Asset Mix

Cash	$88	$—	$88	1%
Common and preferred stocks(1)	2,974	—	2,974	23%
Mutual funds	771	—	771	6%
Government and federal agency bonds, notes and MBS	1,870	548	2,418	19%
Corporate bonds	—	579	579	4%
Mortgage- and asset-backed securities	—	99	99	1%
Derivatives and other, net	—	14	14	—%
Total investments in the fair value hierarchy	$5,703	$1,240	$6,943

Assets valued at NAV as a practical expedient:
Common collective funds			2,727	21%
Alternative investments			2,201	17%
Money market funds and other			1,150	9%
Total investments at fair value			$13,021	100%

	As of October 1, 2016
Description	Level 1	Level 2	Total	Plan Asset Mix

Cash	$115	$—	$115	1%
Common and preferred stocks(1)	2,238	—	2,238	20%
Mutual funds	720	—	720	7%
Government and federal agency bonds, notes and MBS	2,116	420	2,536	23%
Corporate bonds	—	469	469	4%
Mortgage- and asset-backed securities	—	86	86	1%
Derivatives and other, net	1	(7)	(6)	—%
Total investments in the fair value hierarchy	$5,190	$968	$6,158

Assets valued at NAV as a practical expedient:
Common collective funds			1,861	17%
Alternative investments			2,072	19%
Money market funds and other			924	8%
Total investments at fair value			$11,015	100%

(1)
Includes 2.9 million shares of Company common stock valued at $282 million (2% of total plan assets) and 2.8 million shares valued at $264 million (2% of total plan assets) at September 30, 2017 and October 1, 2016, respectively.

Uncalled Capital Commitments
Alternative investments held by the master trust include interests in funds that have rights to make capital calls to the investors. In such cases, the master trust would be contractually obligated to make a cash contribution at the time of the capital call. At September 30, 2017, the total committed capital still uncalled and unpaid was $788 million.
Plan Contributions
During fiscal 2017, the Company made contributions to its pension and postretirement medical plans totaling $1.4 billion. The Company currently does not expect to make material contributions in fiscal 2018. However, final minimum funding requirements for fiscal 2018 will be determined based on the January 1, 2018 funding actuarial valuation, which is expected to be received during the fourth quarter of fiscal 2018.
Estimated Future Benefit Payments
The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension Plans	Postretirement Medical Plans(1)
2018	$503	$49
2019	504	53
2020	536	58
2021	569	63
2022	607	67
2023 – 2027	3,569	405

(1)	Estimated future benefit payments are net of expected Medicare subsidy receipts of $79 million.
Assumptions
Assumptions, such as discount rates, long-term rate of return on plan assets and the healthcare cost trend rate, have a significant effect on the amounts reported for net periodic benefit cost as well as the related benefit obligations.
Discount Rate — The assumed discount rate for pension and postretirement medical plans reflects the market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering yield curves constructed of a large population of high-quality corporate bonds and reflects the matching of the plans’ liability cash flows to the yield curves. The Company measures service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows.
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

Equity Securities	7%	to	11%
Debt Securities	3%	to	5%
Alternative Investments	7%	to	12%
Healthcare cost trend rate — The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. The 2017 actuarial valuation assumed a 7.00% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over fourteen years until reaching 4.25%.
Sensitivity — A one percentage point (ppt) change in the key assumptions would have the following effects on the projected benefit obligations for pension and postretirement medical plans as of September 30, 2017 and on cost for fiscal 2018:

	Discount Rate		Expected Long-Term Rate of Return On Assets	Assumed Healthcare Cost Trend Rate
Increase/(decrease)	Benefit Expense	Projected Benefit Obligations	Benefit Expense	Net Periodic Postretirement Medical Cost	Projected Benefit Obligations
1 ppt decrease	$263	$2,778	$127	$(29)	$(239)
1 ppt increase	(242)	(2,349)	(127)	44	316
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
The following table sets forth our contributions to multiemployer pension and health and welfare benefit plans that were expensed during the fiscal years 2017, 2016 and 2015, respectively:

	2017	2016	2015
Pension plans	$127	$126	$128
Health & welfare plans	160	167	173
Total contributions	$287	$293	$301
Defined Contribution Plans
The Company has defined contribution retirement plans for domestic employees who began service after December 31, 2011 and are not eligible to participate in the defined benefit pension plans. In general, the Company contributes from 3% to 9% of an employee’s compensation depending on the employee’s age and years of service with the Company up to plan limits. The Company has savings and investment plans that allow eligible employees to contribute up to 50% of their salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s contribution up to plan limits. In fiscal years 2017, 2016 and 2015, the costs of these defined contribution plans were $143 million, $131 million and $110 million, respectively. The Company also has defined contribution retirement plans for employees in our international operations. The costs of these defined contribution plans were $20 million, $19 million and $19 million in 2017, 2016 and 2015, respectively.

11	Equity
The Company paid the following dividends in fiscal 2017, 2016 and 2015:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.78	$1.2 billion	Fourth Quarter of Fiscal 2017	First Half 2017
$0.78	$1.2 billion	Second Quarter of Fiscal 2017	Second Half 2016
$0.71	$1.1 billion	Fourth Quarter of Fiscal 2016	First Half 2016
$0.71	$1.2 billion	Second Quarter of Fiscal 2016	Second Half 2015
$0.66	$1.1 billion	Fourth Quarter of Fiscal 2015	First Half 2015
$1.15	$1.9 billion	Second Quarter of Fiscal 2015	2014
The Company repurchased its common stock in fiscal 2017, 2016 and 2015 as follows:

Fiscal year	Shares acquired	Total paid
2017	89 million	$9.4 billion
2016	74 million	$7.5 billion
2015	60 million	$6.1 billion
On January 30, 2015, the Company’s Board of Directors increased the amount of shares that can be repurchased to 400 million shares as of that date. As of September 30, 2017, the Company had remaining authorization in place to repurchase 192 million additional shares. The repurchase program does not have an expiration date.

The following table summarizes the changes in each component of AOCI including our proportional share of equity method investee amounts, net of 37% estimated tax:

	Market Value Adjustments		Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other(1)	AOCI
	Investments	Cash Flow Hedges
Balance at Sept. 27, 2014	$100	$204	$(2,196)	$(76)	$(1,968)
Unrealized gains (losses) arising during the period	(37)	421	(474)	(195)	(285)
Reclassifications of realized net (gains) losses to net income	(50)	(291)	173	—	(168)
Balance at Oct. 3, 2015	13	334	(2,497)	(271)	(2,421)
Unrealized gains (losses) arising during the period	13	(193)	(1,321)	(58)	(1,559)
Reclassifications of realized net (gains) losses to net income	—	(166)	167	—	1
Balance at Oct. 1, 2016	26	(25)	(3,651)	(329)	(3,979)
Unrealized gains (losses) arising during the period	(1)	85	312	(78)	318
Reclassifications of realized net (gains) losses to net income	(17)	(122)	272	—	133
Balance at Sept. 30, 2017	$8	$(62)	$(3,067)	$(407)	$(3,528)

(1)	Foreign Currency Translation and Other is net of an average 22% estimated tax at September 30, 2017 as the Company has not recognized deferred tax assets for some of our foreign entities.
Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Consolidated Statements of Income:	2017	2016	2015
Investments, net	Interest expense, net	$27	$—	$79
Estimated tax	Income taxes	(10)	—	(29)
		17	—	50

Cash flow hedges	Primarily revenue	194	264	462
Estimated tax	Income taxes	(72)	(98)	(171)
		122	166	291

Pension and postretirement medical expense	Cost and expenses	(432)	(265)	(274)
Estimated tax	Income taxes	160	98	101
		(272)	(167)	(173)

Total reclassifications for the period		$(133)	$(1)	$168

12	Equity-Based Compensation
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
Each share granted subject to a stock option award reduces the number of shares available under the Company’s stock incentive plans by one share while each share granted subject to a RSU award reduces the number of shares available by two shares. As of September 30, 2017, the maximum number of shares available for issuance under the Company’s stock incentive plans (assuming all the awards are in the form of stock options) was approximately 66 million shares and the number available for issuance assuming all awards are in the form of RSUs was approximately 33 million shares. The Company satisfies stock option exercises and vesting of RSUs with newly issued shares. Stock options and RSUs are generally forfeited by employees who terminate prior to vesting.
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
In fiscal years 2017, 2016 and 2015, the weighted average assumptions used in the option-valuation model were as follows:

	2017	2016	2015
Risk-free interest rate	2.6%	2.3%	2.1%
Expected volatility	22%	26%	24%
Dividend yield	1.58%	1.32%	1.37%
Termination rate	4.0%	4.0%	3.2%
Exercise multiple	1.62	1.62	1.48
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
The impact of stock options and RSUs on income and cash flows for fiscal years 2017, 2016 and 2015, was as follows:

	2017	2016	2015
Stock option	$90	$93	$102
RSUs	274	293	309
Total equity-based compensation expense (1)	364	386	411
Tax impact	(123)	(131)	(134)
Reduction in net income	$241	$255	$277
Equity-based compensation expense capitalized during the period	$78	$78	$57
Tax benefit reported in cash flow from financing activities (2)	n/a	$208	$313

(1)	Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.

(2)	The amount for fiscal 2017 is not applicable as the Company adopted new accounting guidance in fiscal 2017 (see Note 18).

The following table summarizes information about stock option transactions (shares in millions):

	2017
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	25	$66.91
Awards forfeited	(1)	99.40
Awards granted	5	105.20
Awards exercised	(5)	52.58
Outstanding at end of year	24	$76.68
Exercisable at end of year	14	$58.62
The following tables summarize information about stock options vested and expected to vest at September 30, 2017 (shares in millions):

			Vested
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$—	—	$35	1	$30.15	2.3
$36	—	$45	4	39.10	3.9
$46	—	$90	6	59.42	5.6
$91	—	$115	3	99.59	7.6
			14

			Expected to Vest
Range of Exercise Prices			Number of Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$—	—	$75	1	$72.56	6.2
$76	—	$95	2	92.12	7.3
$96	—	$115	7	107.98	8.9
			10

(1)	Number of options expected to vest is total unvested options less estimated forfeitures.
The following table summarizes information about RSU transactions (shares in millions):

	2017
	Units	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	10	$88.84
Granted (1)	4	105.66
Vested	(4)	77.15
Forfeited	(1)	97.85
Unvested at end of year (2)	9	$101.17
(1) Includes 0.2 million Performance RSUs.
(2) Includes 0.6 million Performance RSUs.

The weighted average grant-date fair values of options granted during fiscal 2017, 2016 and 2015 were $25.65, $30.93 and $22.65, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during fiscal 2017, 2016 and 2015 totaled $757 million, $981 million and $1,332 million, respectively. The aggregate intrinsic values of stock options vested and expected to vest at September 30, 2017 were $562 million and $42 million, respectively.
As of September 30, 2017, unrecognized compensation cost related to unvested stock options and RSUs was $133 million and $468 million, respectively. That cost is expected to be recognized over a weighted-average period of 1.7 years for stock options and 1.6 years for RSUs.
Cash received from option exercises for fiscal 2017, 2016 and 2015 was $276 million, $259 million and $329 million, respectively. Tax benefits realized from tax deductions associated with option exercises and RSUs vesting for fiscal 2017, 2016 and 2015 was $264 million, $342 million and $457 million, respectively.

13	Detail of Certain Balance Sheet Accounts

Current receivables	September 30, 2017	October 1, 2016

Accounts receivable	$8,013	$8,458
Other	807	760
Allowance for doubtful accounts	(187)	(153)
	$8,633	$9,065

Other current assets
Prepaid expenses	$445	$449
Other	143	244
	$588	$693

Parks, resorts and other property
Attractions, buildings and improvements	$28,644	$27,930
Leasehold improvements	898	830
Furniture, fixtures and equipment	18,908	16,912
Land improvements	5,593	4,598
	54,043	50,270
Accumulated depreciation	(29,037)	(26,849)
Projects in progress	2,145	2,684
Land	1,255	1,244
	$28,406	$27,349

Intangible assets
Character/franchise intangibles and copyrights	$5,829	$5,829
Other amortizable intangible assets	1,154	893
Accumulated amortization	(1,828)	(1,635)
Net amortizable intangible assets	5,155	5,087
FCC licenses	602	624
Trademarks	1,218	1,218
Other indefinite lived intangible assets	20	20
	$6,995	$6,949

Other non-current assets	September 30, 2017	October 1, 2016

Receivables	$1,688	$1,651
Prepaid expenses	233	229
Other	469	460
	$2,390	$2,340

Accounts payable and other accrued liabilities
Accounts payable	$6,490	$6,860
Payroll and employee benefits	1,819	1,747
Other	546	523
	$8,855	$9,130

Other long-term liabilities
Pension and postretirement medical plan liabilities	$3,281	$5,184
Other	3,162	2,522
	$6,443	$7,706

14	Commitments and Contingencies
Commitments
The Company has various contractual commitments for broadcast rights for sports, feature films and other programming, totaling approximately $47.5 billion, including approximately $0.4 billion for available programming as of September 30, 2017, and approximately $45.0 billion related to sports programming rights, primarily for college football (including bowl games and the College Football Playoff) and basketball, NBA, NFL, MLB, US Open Tennis, various soccer rights, NHL, the Wimbledon Championships and the Masters golf tournament.
The Company has entered into operating leases for various real estate and equipment needs, including retail outlets and distribution centers for consumer products, broadcast equipment and office space for general and administrative purposes. Rental expense for operating leases during fiscal years 2017, 2016 and 2015, including common-area maintenance and contingent rentals, was $868 million, $847 million and $859 million, respectively.
The Company also has contractual commitments for the construction of three new cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives.
Contractual commitments for broadcast programming rights, future minimum lease payments under non-cancelable operating leases, cruise ships, creative talent and other commitments totaled $58.3 billion at September 30, 2017, payable as follows:

	Broadcast Programming	Operating Leases	Other	Total
2018	$6,662	$580	$1,825	$9,067
2019	6,868	472	998	8,338
2020	6,844	401	777	8,022
2021	6,694	324	384	7,402
2022	4,779	244	1,005	6,028
Thereafter	15,701	1,327	2,424	19,452
	$47,548	$3,348	$7,413	$58,309
Certain contractual commitments, principally broadcast programming rights and operating leases, have payments that are variable based primarily on revenues and are not included in the table above.
The Company has non-cancelable capital leases, primarily for land and broadcast equipment, which had gross carrying values of $466 million and $464 million at September 30, 2017 and October 1, 2016, respectively. Accumulated amortization related to these capital leases totaled $233 million and $216 million at September 30, 2017 and October 1, 2016, respectively. Future payments under these leases as of September 30, 2017 are as follows:

2018	$25
2019	17
2020	15
2021	15
2022	15
Thereafter	446
Total minimum obligations	533
Less amount representing interest	(392)
Present value of net minimum obligations	141
Less current portion	(12)
Long-term portion	$129
Legal Matters
The Company, together with, in some instances, certain of its directors and officers, is a defendant or codefendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not believe that the Company has incurred a probable material loss by reason of any of the above actions.
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of September 30, 2017, the remaining debt service obligation guaranteed by the Company was $306 million, of which $48 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for the Anaheim bonds.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of television program rights and vacation ownership units. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.9 billion as of September 30, 2017. Fiscal 2017 activity related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was $0.7 billion as of September 30, 2017. Fiscal 2017 activity related to the allowance for credit losses was not material.

15	Fair Value Measurement
The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level. See Note 10 for definitions of fair value measures and the Levels within the fair value hierarchy.

	Fair Value Measurement at September 30, 2017
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$36	$—	$—	$36
Derivatives
Interest rate	—	10	—	10
Foreign exchange	—	403	—	403
Other	—	8	—	8
Liabilities
Derivatives
Interest rate	—	(122)	—	(122)
Foreign exchange	—	(427)	—	(427)
Total recorded at fair value	$36	$(128)	$—	$(92)
Fair value of borrowings	$—	$23,110	$2,764	$25,874

	Fair Value Measurement at October 1, 2016
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$85	$—	$—	$85
Derivatives
Interest rate	—	132	—	132
Foreign exchange	—	596	—	596
Other	—	6	—	6
Liabilities
Derivatives
Interest rate	—	(13)	—	(13)
Foreign exchange	—	(510)	—	(510)
Other	—	(4)	—	(4)
Total recorded at fair value	$85	$207	$—	$292
Fair value of borrowings	$—	$19,500	$1,579	$21,079
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
Level 3 borrowings, which include Asia Theme Park borrowings and other foreign currency denominated borrowings, are generally valued based on historical market transactions, prevailing market interest rates and the Company’s current borrowing cost and credit risk.
The Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values.
The Company also has assets that are required to be recorded at fair value on a non-recurring basis when the estimated future cash flows provide indicators that the asset may be impaired. During fiscal 2017 and 2016, the Company recorded film production cost impairment charges of $115 million and $102 million, respectively. At September 30, 2017 and October 1,

2016, the aggregate carrying value of the films for which we prepared the fair value analyses in fiscal 2017 and 2016 was $143 million and $297 million, respectively. The fiscal 2017 and the majority of fiscal 2016 impairment charges are reported in “Cost of services” in the Consolidated Statements of Income. The balance of the fiscal 2016 charges related to the shutdown of certain international film production operations and are reported in “Restructuring and impairment charges” in the Consolidated Statements of Income. The film impairment charges reflected the excess of the unamortized cost of the impaired films over their estimated fair value using discounted cash flows, which is a Level 3 valuation technique.
Credit Concentrations
The Company monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments on an ongoing basis and does not currently anticipate nonperformance by the counterparties.
The Company does not expect that it would realize a material loss, based on the fair value of its derivative financial instruments as of September 30, 2017, in the event of nonperformance by any single derivative counterparty. The Company generally enters into derivative transactions only with counterparties that have a credit rating of A- or better and requires collateral in the event credit ratings fall below A- or aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.
The Company does not have material cash and cash equivalent balances with financial institutions that have below investment grade credit ratings. As of September 30, 2017, the Company’s balances with individual financial institutions that exceeded 10% of the Company’s total cash and cash equivalents were 25% of total cash and cash equivalents compared to 34% as of October 1, 2016.
The Company’s trade receivables and financial investments do not represent a significant concentration of credit risk at September 30, 2017 due to the wide variety of customers and markets in which the Company’s products are sold, the dispersion of our customers across geographic areas and the diversification of the Company’s portfolio among financial institutions.

16	Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of September 30, 2017
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$175	$190	$(192)	$(170)
Interest rate	—	10	(106)	—
Other	6	2	—	—
Derivatives not designated as hedges
Foreign exchange	38	—	(46)	(19)
Interest Rate	—	—	—	(16)
Gross fair value of derivatives	219	202	(344)	(205)
Counterparty netting	(142)	(190)	188	144
Cash collateral (received)/paid	(20)	(7)	19	—
Net derivative positions	$57	$5	$(137)	$(61)

	As of October 1, 2016
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$278	$191	$(209)	$(163)
Interest rate	—	132	(13)	—
Other	3	3	(4)	—
Derivatives not designated as hedges
Foreign exchange	125	2	(133)	(5)
Gross fair value of derivatives	406	328	(359)	(168)
Counterparty netting	(241)	(199)	316	124
Cash collateral (received)/paid	(77)	(44)	7	—
Net derivative positions	$88	$85	$(36)	$(44)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of September 30, 2017 and October 1, 2016, the total notional amount of the Company’s pay-floating interest rate swaps was $8.2 billion and $8.3 billion, respectively. The following table summarizes adjustments related to fair value hedges included in “Interest expense, net” in the Consolidated Statements of Income.

	2017	2016	2015
Gain (loss) on interest rate swaps	$(211)	$18	$60
Gain (loss) on hedged borrowings	211	(18)	(60)
In addition, the Company realized net benefits of $35 million, $94 million and $97 million for fiscal years 2017, 2016 and 2015, respectively, in “Interest expense, net” related to pay-floating interest rate swaps.
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at September 30, 2017 or at October 1, 2016, and gains and losses related to pay-fixed swaps recognized in earnings for fiscal years 2017, 2016 and 2015 were not material.
To facilitate its interest rate risk management activities, the Company sold an option in November 2016 to enter into a future pay-floating interest rate swap indexed to LIBOR for $0.5 billion in future borrowings. The fair value of this contract as of September 30, 2017 was not material. In October 2017, the Company sold an additional option for $0.5 billion in future borrowings with the same terms. The options are not designated as hedges and do not qualify for hedge accounting, accordingly, changes in value are recorded in earnings.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of September 30, 2017 and October 1, 2016, the notional amounts of the Company’s net foreign exchange cash flow hedges were $6.3 billion and $5.6 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for fiscal years 2017, 2016 and 2015 were not material. Net deferred losses recorded in AOCI that will be reclassified to earnings in the next twelve months totaled $56 million.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at September 30, 2017 and October 1, 2016 were $3.6 billion and $3.3 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities for fiscal years 2017, 2016 and 2015 by corresponding line item in which they are recorded in the Consolidated Statements of Income:

	Costs and Expenses			Interest expense, net			Income Tax Expense
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net gains (losses) on foreign currency denominated assets and liabilities	$105	$2	$(574)	$(13)	$(2)	$42	$3	$49	$40
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(120)	(65)	558	11	—	(43)	24	(24)	—
Net gains (losses)	$(15)	$(63)	$(16)	$(2)	$(2)	$(1)	$27	$25	$40
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices, and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount and fair value of these commodity forward contracts at September 30, 2017 and October 1, 2016 were not material. The related gains and losses recognized in earnings were not material for fiscal years 2017, 2016 and 2015.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount and fair value of these contracts at September 30, 2017 and October 1, 2016 were not material. The related gains and losses recognized in earnings were not material for fiscal years 2017, 2016 and 2015.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $217 million and $86 million at September 30, 2017 and October 1, 2016, respectively.

17	Restructuring and Impairment Charges
The Company recorded $98 million, $156 million and $53 million of restructuring and impairment charges in fiscal years 2017, 2016 and 2015, respectively. Charges in fiscal 2017 were due to severance costs and asset impairments. Charges in fiscal 2016 were due to asset impairments and severance and contract termination costs. Charges in fiscal 2015 were primarily due to a contract termination and severance.

18	New Accounting Pronouncements
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the Financial Accounting Standards Board (FASB) issued guidance to improve certain aspects of the hedge accounting model including making more risk management strategies eligible for hedge accounting and simplifying the assessment of hedge effectiveness. The Company is assessing the potential impact this guidance will have on its financial statements. The new guidance is effective beginning with the Company’s 2020 fiscal year (with early adoption permitted in any interim period) and requires prospective adoption with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption for existing hedging relationships.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued guidance that requires presentation of all components of net periodic pension and postretirement benefit costs, other than service costs, in an income statement line item outside of a subtotal of income from operations. The service cost component will continue to be presented in the same line items as other employee compensation costs. In addition, the guidance allows only service costs to be eligible for capitalization, for example, as part of a self-constructed fixed asset or a film production. The new guidance is effective beginning with the first quarter of the Company’s 2019 fiscal year (with early adoption permitted as of the beginning of an annual period). The guidance is required to be adopted retrospectively with respect to the income statement presentation requirement and prospectively for the capitalization requirement. We do not expect the change in capitalization requirement to have a material impact on our financial statements. See Note 10 for the amount of each component of net periodic pension and postretirement benefit costs we have reported historically. These amounts of net periodic pension and postretirement benefit costs are not necessarily indicative of future amounts that may arise in years following implementation of the new accounting pronouncement.
Restricted Cash
In November 2016, the FASB issued guidance that requires restricted cash to be presented with cash and cash equivalents in the statement of cash flows. Restricted cash is recorded in other assets in the consolidated balance sheets. However, the increases or decreases in restricted cash are no longer reported as a change in operating assets. The Company adopted the new guidance in fiscal 2017, which required retrospective adoption. Upon adoption, operating activities in the Consolidated Statements of Cash Flows for fiscal 2016 were reduced by $0.3 billion and for fiscal 2015 were increased by $0.2 billion. A reconciliation of cash and cash equivalents presented in the Consolidated Balance Sheets to cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows has been provided in Note 2.
Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued guidance that requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs instead of when the asset is sold to an outside party. The new guidance is effective beginning with the first quarter of the Company’s 2019 fiscal year (with early adoption permitted as of the beginning of an annual period). The guidance requires prospective adoption with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is assessing the potential impact this guidance will have on its financial statements.
Improvements to Employee Share-based Payment Accounting
In March 2016, the FASB issued guidance to amend certain aspects of accounting for employee share-based awards, including accounting for income taxes related to those transactions. This guidance requires that excess tax benefits and deficiencies (that result from an increase or decrease in the fair value of an award from grant date to the vesting date or exercise date) on share-based compensation arrangements are recorded in the tax provision, instead of in equity as under the prior guidance. These amounts will also be classified as an operating activity in the statement of cash flows, instead of as a financing activity. In addition, cash paid for shares withheld to satisfy employee taxes is to be classified as a financing activity, instead of as an operating activity.

The Company adopted the new guidance in fiscal 2017, and the impact was as follows:

•
During fiscal 2017, excess tax benefits of $0.1 billion, were recognized as a benefit in “Income taxes” in the Consolidated Statement of Income and classified as a source in operating activities in the Consolidated Statement of Cash Flows. The guidance required prospective adoption for the statement of income and allowed for either prospective or retrospective adoption for the statement of cash flows. The Company elected to prospectively adopt the effect to the statement of cash flows and accordingly, did not restate the Consolidated Statements of Cash Flows for fiscal 2016 or 2015, which had excess tax benefits of approximately $0.2 billion and $0.3 billion, respectively.

•
During fiscal 2017, cash paid for shares withheld to satisfy employee taxes of $0.2 billion was classified as a use in financing activities in the Consolidated Statement of Cash Flows. The guidance required retrospective adoption; accordingly, for fiscal 2016 and 2015, uses of $0.2 billion and $0.3 billion, respectively, were reclassified from operating activities to financing activities in the Consolidated Statements of Cash Flows.

Leases
In February 2016, the FASB issued a new lease accounting standard, which requires the present value of future operating lease payments to be recorded as right-of-use lease assets and lease liabilities on the balance sheet. As of September 30, 2017 and October 1, 2016, the Company had an estimated $3.3 billion and $3.1 billion, respectively, in undiscounted future minimum lease commitments. The Company is currently assessing the impact of the new guidance on its financial statements. The guidance is required to be adopted retrospectively, and is effective beginning in the first quarter of the Company’s 2020 fiscal year (with early adoption permitted).
Revenue from Contracts with Customers
In May 2014, the FASB issued guidance that replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model, eliminating industry-specific accounting rules. The core principle is to recognize revenue upon the transfer of control of goods or services to customers at an amount that reflects the consideration expected to be received. Since its issuance, the FASB has amended several aspects of the new guidance, including provisions that address revenue recognition associated with the licensing of intellectual property (IP). The new guidance, including the amendments, is effective at the beginning of the Company’s 2019 fiscal year.
We have reviewed our significant revenue streams and identified the required changes to our revenue recognition policies. Based on our existing customer contracts and relationships, we do not expect the implementation of the new guidance will have a material impact on our consolidated financial statements upon adoption. The Company’s evaluation of the impact could change if we enter into new revenue arrangements in the future or interpretations of the new guidance further evolve.
While not expected to be material, the more significant changes to the Company’s revenue recognition policies are in the following areas:

•	For television and film content licensing agreements with multiple availability windows with the same licensee, the Company will defer more revenues to future windows than is currently deferred.

•
For licenses of character images, brands and trademarks subject to minimum guaranteed license fees, we currently recognize the difference between the minimum guaranteed amount and actual royalties earned from licensee merchandise sales (“shortfalls”) at the end of the contract period. Under the new guidance, projected guarantee shortfalls will be recognized straight-line over the license period remaining once an expected shortfall is identified.

•
For licenses that include multiple television and film titles subject to minimum guaranteed license fees, the Company will recognize an allocation of the minimum guaranteed license fee as each title is made available to the customer. Under current guidance, guarantee shortfalls for licenses of multiple titles are deferred to the end of the contract period.

•
For renewals or extensions of license agreements for television and film content, we will recognize revenue when the licensed content becomes available under the renewal or extension, instead of when the agreement is renewed or extended.

We are continuing our assessment of potential changes to our disclosures under the new guidance.
The guidance may be adopted either by restating all years presented in the Company’s financial statements for fiscal 2019, 2018 and 2017 (full retrospective method) or by recording the impact of adoption as an adjustment to retained earnings at the beginning of fiscal 2019 (modified retrospective method). The Company currently expects to adopt the standard using the modified retrospective method.
The Company’s equity method investees are considered private companies for purposes of applying the new guidance and are not required to adopt the new standard until fiscal years beginning after December 15, 2018. We have not yet assessed the impact of the new rules on our equity investees.

QUARTERLY FINANCIAL SUMMARY
(in millions, except per share data)

(unaudited)	Q1		Q2		Q3		Q4
2017
Revenues	$14,784		$13,336		$14,238		$12,779
Segment operating income (5)	3,956		3,996		4,011		2,812
Net income	2,488		2,539		2,474		1,865
Net income attributable to Disney	2,479		2,388		2,366		1,747
Earnings per share:
Diluted	$1.55		$1.50		$1.51	(3)	$1.13	(4)
Basic	1.56		1.51		1.51		1.14
2016
Revenues	$15,244		$12,969		$14,277		$13,142
Segment operating income (5)	4,267		3,822		4,456		3,176
Net income	2,910		2,276		2,712		1,892
Net income attributable to Disney	2,880		2,143		2,597		1,771
Earnings per share:
Diluted	$1.73	(1)	$1.30	(2)	$1.59	(3)	$1.10	(4)
Basic	1.74		1.31		1.60		$1.10

(1)
Results for the first quarter of fiscal 2016 included the Vice Gain, which had a favorable impact of $0.13 on earnings per diluted share (see Note 1 to the Consolidated Financial Statements), partially offset by restructuring and impairment charges, which had an adverse impact of $0.03 on diluted earnings per share.

(2)	Results for the second quarter of fiscal 2016 included the Infinity Charge, which had an adverse impact of $0.06 on diluted earnings per share (See Note 1 to the Consolidated Financial Statements).

(3)
Results for the third quarter of fiscal 2017 included a charge, net of committed insurance recoveries, incurred in connection with the settlement of litigation, which had an adverse impact of $0.07 on diluted earnings per share. Results for the third quarter of fiscal 2016 included restructuring and impairment charges, which had an adverse impact of $0.03 on diluted earnings per share.

(4)
Results for the fourth quarter of fiscal 2017 included a non-cash net gain in connection with the acquisition of a controlling interest in BAMTech, which had a favorable impact of $0.10 per diluted earnings per share (see Note 3 to the Consolidated Financial Statements), partially offset by restructuring and impairment charges, which had an adverse impact of $0.04 per diluted earnings per share. Results for the fourth quarter of fiscal 2016 included an adjustment to the Infinity Charge taken in the second quarter, which had a favorable impact of $0.01 per diluted earnings per share, partially offset by restructuring and impairment charges, which had an adverse impact of $0.01 per diluted earnings per share.

(5)
Segment operating results reflect earnings before the Infinity Charge, corporate and unallocated shared expenses, restructuring and impairment charges, other expense, interest income/(expense), income taxes and noncontrolling interests. Segment operating income includes equity in the income of investees except for the Vice Gain.