Form 10-Q
period 2017-12-30
WALT DISNEY CO/
filed 2018-02-06
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
December 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,503,675,479 shares of common stock outstanding as of January 31, 2018.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended
	December 30, 2017	December 31, 2016
Revenues:
Services	$12,984	$12,406
Products	2,367	2,378
Total revenues	15,351	14,784
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(7,334)	(7,020)
Cost of products (exclusive of depreciation and amortization)	(1,403)	(1,386)
Selling, general, administrative and other	(2,079)	(1,985)
Depreciation and amortization	(742)	(687)
Total costs and expenses	(11,558)	(11,078)
Restructuring and impairment charges	(15)	—
Other income, net	53	—
Interest expense, net	(129)	(99)
Equity in the income of investees	43	118
Income before income taxes	3,745	3,725
Income taxes	728	(1,237)
Net income	4,473	2,488
Less: Net income attributable to noncontrolling interests	(50)	(9)
Net income attributable to The Walt Disney Company (Disney)	$4,423	$2,479

Earnings per share attributable to Disney:
Diluted	$2.91	$1.55

Basic	$2.93	$1.56

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,521	1,603

Basic	1,512	1,592

Dividends declared per share	$0.84	$0.78
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended
	December 30, 2017	December 31, 2016
Net income	$4,473	$2,488
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	(1)	(11)
Market value adjustments for hedges	18	280
Pension and postretirement medical plan adjustments	61	46
Foreign currency translation and other	87	(290)
Other comprehensive income	165	25
Comprehensive income	4,638	2,513
Net income attributable to noncontrolling interests, including redeemable noncontrolling interests	(50)	(9)
Other comprehensive (income)/loss attributable to noncontrolling interests	(41)	99
Comprehensive income attributable to Disney	$4,547	$2,603
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	December 30, 2017	September 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$4,677	$4,017
Receivables	9,886	8,633
Inventories	1,307	1,373
Television costs and advances	846	1,278
Other current assets	558	588
Total current assets	17,274	15,889
Film and television costs	7,937	7,481
Investments	3,206	3,202
Parks, resorts and other property
Attractions, buildings and equipment	54,617	54,043
Accumulated depreciation	(29,647)	(29,037)
	24,970	25,006
Projects in progress	2,355	2,145
Land	1,259	1,255
	28,584	28,406
Intangible assets, net	6,930	6,995
Goodwill	31,430	31,426
Other assets	2,373	2,390
Total assets	$97,734	$95,789

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$9,574	$8,855
Current portion of borrowings	6,009	6,172
Deferred revenue and other	4,292	4,568
Total current liabilities	19,875	19,595
Borrowings	20,082	19,119
Deferred income taxes	2,826	4,480
Other long-term liabilities	6,726	6,443
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	1,142	1,148
Equity
Preferred stock, $0.01 par value, Authorized – 100 million shares, Issued – none	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 2.9 billion shares	36,254	36,248
Retained earnings	75,763	72,606
Accumulated other comprehensive loss	(3,404)	(3,528)
	108,613	105,326
Treasury stock, at cost, 1.4 billion shares	(65,324)	(64,011)
Total Disney Shareholders’ equity	43,289	41,315
Noncontrolling interests	3,794	3,689
Total equity	47,083	45,004
Total liabilities and equity	$97,734	$95,789
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Quarter Ended
	December 30, 2017	December 31, 2016
OPERATING ACTIVITIES
Net income	$4,473	$2,488
Depreciation and amortization	742	687
Deferred income taxes	(1,726)	(76)
Equity in the income of investees	(43)	(118)
Cash distributions received from equity investees	170	203
Net change in film and television costs and advances	34	440
Equity-based compensation	94	97
Other	139	187
Changes in operating assets and liabilities:
Receivables	(1,378)	(1,160)
Inventories	65	102
Other assets	(29)	311
Accounts payable and other accrued liabilities	(1,160)	(2,763)
Income taxes	856	1,047
Cash provided by operations	2,237	1,445

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(981)	(1,040)
Other	(62)	5
Cash used in investing activities	(1,043)	(1,035)

FINANCING ACTIVITIES
Commercial paper borrowings, net	1,140	732
Borrowings	1,025	42
Reduction of borrowings	(1,330)	(194)
Repurchases of common stock	(1,313)	(1,465)
Proceeds from exercise of stock options	50	65
Other	(156)	(167)
Cash used in financing activities	(584)	(987)

Impact of exchange rates on cash, cash equivalents and restricted cash	21	(112)

Change in cash, cash equivalents and restricted cash	631	(689)
Cash, cash equivalents and restricted cash, beginning of period	4,064	4,760
Cash, cash equivalents and restricted cash, end of period	$4,695	$4,071
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	December 30, 2017			December 31, 2016
	Disney Shareholders	Non- controlling Interests (1)	Total Equity	Disney Shareholders	Non- controlling Interests (1)	Total Equity
Beginning balance	$41,315	$3,689	$45,004	$43,265	$4,058	$47,323
Comprehensive income/(loss)	4,547	97	4,644	2,603	(90)	2,513
Equity compensation activity	6	—	6	48	—	48
Dividends	(1,266)	—	(1,266)	(1,237)	—	(1,237)
Common stock repurchases	(1,313)	—	(1,313)	(1,465)	—	(1,465)
Distributions and other	—	8	8	(4)	(1)	(5)
Ending balance	$43,289	$3,794	$47,083	$43,210	$3,967	$47,177

(1)	Excludes redeemable noncontrolling interest

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the quarter ended December 30, 2017 are not necessarily indicative of the results that may be expected for the year ending September 29, 2018. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation.
These financial statements should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K.
The Company enters into relationships or investments with other entities that may be a variable interest entity (VIE). A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant (as defined by ASC 810-10-25-38) to the VIE. Hong Kong Disneyland Resort and Shanghai Disney Resort (collectively the Asia Theme Parks) are VIEs in which the Company has less than 50% equity ownership. Company subsidiaries (the Management Companies) have management agreements with the Asia Theme Parks, which provide the Management Companies, subject to certain protective rights of joint venture partners, with the ability to direct the day-to-day operating activities and the development of business strategies that we believe most significantly impact the economic performance of the Asia Theme Parks. In addition, the Management Companies receive management fees under these arrangements that we believe could be significant to the Asia Theme Parks. Therefore, the Company has consolidated the Asia Theme Parks in its financial statements.
The terms “Company,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.

2.	Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheet to the total of the amounts reported in the Condensed Consolidated Statement of Cash Flows.

	December 30, 2017	September 30, 2017
Cash and cash equivalents	$4,677	$4,017
Restricted cash included in:
Other current assets	13	26
Other assets	5	21
Total cash, cash equivalents and restricted cash in the statement of cash flows	$4,695	$4,064

3.	Segment Information
The operating segments reported below are the segments of the Company for which separate financial information is available and for which results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.
Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, other income, interest expense, income taxes and noncontrolling interests. Segment operating income includes equity in the income of investees. Corporate and unallocated shared expenses principally consist of corporate functions, executive management and certain unallocated administrative support functions.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended
	December 30, 2017	December 31, 2016
Media Networks	$50	$119
Parks and Resorts	(7)	(2)
Consumer Products & Interactive Media	—	1
Equity in the income of investees included in segment operating income	$43	$118
Segment revenues and segment operating income are as follows:

	Quarter Ended
	December 30, 2017	December 31, 2016
Revenues (1):
Media Networks	$6,243	$6,233
Parks and Resorts	5,154	4,555
Studio Entertainment	2,504	2,520
Consumer Products & Interactive Media	1,450	1,476
	$15,351	$14,784
Segment operating income (1):
Media Networks	$1,193	$1,362
Parks and Resorts	1,347	1,110
Studio Entertainment	829	842
Consumer Products & Interactive Media	617	642
	$3,986	$3,956

(1)
Studio Entertainment revenues and operating income include an allocation of Consumer Products & Interactive Media revenues, which is meant to reflect royalties on sales of merchandise based on film properties. The increase to Studio Entertainment revenues and operating income and corresponding decrease to Consumer Products & Interactive Media revenues and operating income was $171 million and $181 million for the quarters ended December 30, 2017 and December 31, 2016, respectively.

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended
	December 30, 2017	December 31, 2016
Segment operating income	$3,986	$3,956
Corporate and unallocated shared expenses	(150)	(132)
Restructuring and impairment charges	(15)	—
Other income, net	53	—
Interest expense, net	(129)	(99)
Income before income taxes	$3,745	$3,725

4.	Acquisitions
BAMTech
On September 25, 2017, the Company acquired an additional 42% interest in BAMTech, a streaming technology and content delivery business, from an affiliate of Major League Baseball (MLB) for $1.6 billion (paid in January 2018). The acquisition increased our interest from 33% to 75%, and as a result, we began consolidating BAMTech during the fourth quarter of fiscal 2017. The estimated acquisition date fair value of BAMTech is $3.9 billion.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

BAMTech’s noncontrolling interest holders, MLB and the National Hockey League (NHL), have the right to sell their shares to the Company in the future. MLB can generally sell their shares to the Company starting five years from and ending ten years after the September 25, 2017 acquisition date at the greater of fair value or a guaranteed floor value ($563 million accreting at 8% annually for eight years). The NHL can sell their shares to the Company in fiscal 2020 for $300 million or in fiscal 2021 for $350 million. Accordingly, these interests are recorded as “Redeemable noncontrolling interests” in the Company’s Condensed Consolidated Balance Sheet.
The Company has the right to purchase MLB’s interest in BAMTech starting five years from and ending ten years after the acquisition date at the greater of fair value or the guaranteed floor value. The Company has the right to acquire the NHL interest in fiscal years 2020 and 2021 for $500 million.
The acquisition date fair value of the noncontrolling interests was estimated at $1.1 billion and calculated using an option pricing model. The MLB noncontrolling interest fair value generally reflects the net present value of MLB’s guaranteed floor value, while the NHL noncontrolling interest reflects their share of the $3.9 billion BAMTech value.
As a result of the MLB and NHL sale rights, the noncontrolling interests will generally not be allocated BAMTech losses. Prospectively, the Company will record the noncontrolling interests at the greater of (i) their acquisition date fair value adjusted for their share (if any) of earnings, losses, or dividends or (ii) an accreted value from the date of the acquisition to the earliest redemption date. The accretion of the MLB interest to the earliest redemption value in five years after the acquisition date will be recorded using an interest method. As of December 30, 2017, the redeemable noncontrolling interest subject to accretion would have had a redemption amount of $574 million if it were redeemed at that time. Adjustments to the carrying amount of redeemable noncontrolling interests will increase or decrease income available to Company shareholders through an adjustment to “Net income attributable to noncontrolling interests” on the Condensed Consolidated Statement of Income.
The Company is negotiating to provide the noncontrolling interest holder in ESPN a portion of the Company’s share of the BAMTech direct-to-consumer sports business at a price that is consistent with the amount the Company invested. If such transaction is finalized, their investment would be recorded as a noncontrolling interest transaction when consummated.
We have preliminarily allocated $3.6 billion of the purchase price to goodwill (approximately half of which is deductible for tax purposes) with the remainder primarily allocated to identifiable intangible assets. We are in the process of finalizing the valuation of the acquired assets, assumed liabilities, and noncontrolling interests.
The revenue and costs of BAMTech included in the Company’s Condensed Consolidated Statement of Income for the quarter ended December 30, 2017 were both approximately $0.1 billion.
Twenty-First Century Fox
On December 14, 2017, the Company and Twenty-First Century Fox, Inc. (“21CF”) announced a definitive agreement (the “Merger Agreement”) for the Company to acquire 21CF. Prior to the acquisition, 21CF will separate certain of its businesses, most notably, the FOX Broadcasting network and stations, FOX News Channel, FOX Business Network, FS1, FS2 and Big Ten Network into a newly listed company (“New Fox”) that will be spun off to 21CF shareholders. Prior to the spin-off, New Fox will pay a dividend to 21CF in the amount of $8.5 billion. Following the spin-off, the significant remaining businesses will include the 21CF film and television studios, certain cable networks (including FX and National Geographic) and 21CF’s international TV businesses.
Under the terms of the Merger Agreement, shareholders of 21CF will receive 0.2745 of a Company share for each 21CF share they hold subject to a two-way adjustment based on an estimate at closing of certain tax liabilities arising from the spin-off and certain other transactions contemplated by the Merger Agreement. In the event that the final estimate of tax liabilities is lower than the estimate used to set the exchange ratio, the first $2.0 billion of that adjustment will be made by a net reduction in the amount of cash dividend to 21CF from New Fox. Based upon 21CF shares outstanding as of September 30, 2017, the Company would be required to issue approximately 515 million new shares, a value of approximately $52.4 billion at the time the exchange ratio was agreed. The value at which the Company will record the equity consideration will be based upon the stock price on the date the transaction closes. In addition, the Company will assume 21CF’s net debt, which was approximately $13.7 billion as of September 30, 2017 (approximately $20.0 billion of debt less approximately $6.3 billion in cash).
The Boards of Directors of the Company and 21CF have approved the transaction, which is also subject to approval by 21CF and the Company’s shareholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act, a number of other non-United States merger and other regulatory reviews, the receipt of a tax ruling from the Australian Taxation Office and certain tax opinions with respect to the treatment of the transaction under U.S. and Australian tax laws, and other customary closing conditions.
Under the terms of the Merger Agreement, Disney will pay 21CF $2.5 billion if the merger is not consummated under certain circumstances relating to the failure to obtain approvals, or if there is a final, non-appealable order preventing the

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

transaction, in each case, relating to antitrust laws, communications laws or foreign regulatory laws. If the Merger Agreement is terminated under certain other circumstances relating to changes in board recommendations and/or alternative transactions, the Company or 21CF may be required to pay the other party approximately $1.5 billion.
Goodwill
The changes in the carrying amount of goodwill for the quarter ended December 30, 2017 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products & Interactive Media	Unallocated (1)	Total
Balance at Sept. 30, 2017	$16,325	$291	$6,817	$4,393	$3,600	$31,426
Acquisitions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Other, net	7	—	7	2	(12)	4
Balance at Dec. 30, 2017	$16,332	$291	$6,824	$4,395	$3,588	$31,430

(1)	Goodwill will be allocated to the segments once the BAMTech purchase price allocation is finalized.

5.	Borrowings
During the quarter ended December 30, 2017, the Company’s borrowing activity was as follows:

	September 30, 2017	Borrowings	Payments	Other Activity	December 30, 2017
Commercial paper with original maturities less than three months(1)	$1,151	$2,047	$—	$—	$3,198
Commercial paper with original maturities greater than three months	1,621	712	(1,619)	(1)	713
U.S. and European medium-term notes	19,721	—	(1,300)	6	18,427
BAMTech acquisition payable	1,581	—	—	—	1,581
Asia Theme Parks borrowings	1,145	—	—	30	1,175
Foreign currency denominated debt and other(2)	72	1,025	(30)	(70)	997
Total	$25,291	$3,784	$(2,949)	$(35)	$26,091

(1)	Borrowings and payments are reported net.

(2)	The other activity is primarily market value adjustments for debt with qualifying hedges.
The Company has bank facilities with a syndicate of lenders to support commercial paper borrowings as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2018	$2,500	$—	$2,500
Facility expiring March 2019	2,250	—	2,250
Facility expiring March 2021	2,250	—	2,250
Total	$7,000	$—	$7,000
All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.23% to 1.63%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in March 2019, which if utilized, reduces available borrowings under this facility. As of December 30, 2017, the Company has $190 million of outstanding letters of credit, of which none were issued under this facility. The facilities specifically exclude certain entities, including the Asia Theme Parks and Disneyland Paris, from any representations, covenants, or events of default and contain only one financial covenant relating to interest coverage, which the Company met on December 30, 2017 by a significant margin.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Cruise Ship Credit Facilities
In October 2016 and December 2017 the Company entered into credit facilities to finance three new cruise ships, which are expected to be delivered in 2021, 2022 and 2023. The financings may be used for up to 80% of the contract price of the cruise ships. Under the agreements, $1.0 billion in financing is available beginning in April 2021, $1.1 billion is available beginning in May 2022 and $1.1 billion is available beginning in April 2023. If utilized, the interest rates will be fixed at 3.48%, 3.72% and 3.74%, respectively, and the loan and interest will be payable semi-annually over a 12-year period from the borrowing date. Early repayment is permitted subject to cancellation fees.
Interest expense, net
Interest and investment income and interest expense are reported net in the Condensed Consolidated Statements of Income and consist of the following (net of capitalized interest):

	Quarter Ended
	December 30, 2017	December 31, 2016
Interest expense	$(146)	$(121)
Interest and investment income	17	22
Interest expense, net	$(129)	$(99)
Interest and investment income includes gains and losses on the sale of publicly and non-publicly traded investments, investment impairments and interest earned on cash and cash equivalents and certain receivables.

6.	International Theme Parks
The Company has a 47% ownership interest in the operations of Hong Kong Disneyland Resort and a 43% ownership interest in the operations of Shanghai Disney Resort (together, the Asia Theme Parks with Disneyland Paris are collectively referred to as the International Theme Parks).
The following table summarizes the carrying amounts of the International Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets as of December 30, 2017 and September 30, 2017:

	December 30, 2017	September 30, 2017
Cash and cash equivalents	$844	$843
Other current assets	397	376
Total current assets	1,241	1,219
Parks, resorts and other property	9,449	9,403
Other assets	110	111
Total assets (1)	$10,800	$10,733

Current liabilities	$1,061	$1,163
Borrowings - long-term	1,175	1,145
Other long-term liabilities	390	371
Total liabilities (1)	$2,626	$2,679

(1)
At December 30, 2017 and September 30, 2017, total assets of the Asia Theme Parks were $8.1 billion and primarily consist of parks, resorts and other property of $7.3 billion. At December 30, 2017 and September 30, 2017, total liabilities of the Asia Theme Parks were $2.1 billion.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statement of Income for the quarter ended December 30, 2017:

December 30, 2017
Revenues	$905
Costs and expenses	(870)
Equity in the loss of investees	(7)
Asia Theme Parks’ royalty and management fees of $40 million for the quarter ended December 30, 2017 are eliminated in consolidation but are considered in calculating earnings allocated to noncontrolling interests.
International Theme Parks’ cash flows for the quarter ended December 30, 2017 included in the Company’s Condensed Consolidated Statement of Cash Flows were $167 million generated from operating activities, $158 million used in investing activities and $8 million generated from financing activities. The majority of cash flows used in investing activities were for the Asia Theme Parks.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have 53% and 47% equity interests in Hong Kong Disneyland Resort, respectively.
As part of financing the construction of a third hotel, which opened April 30, 2017, the Company and HKSAR have provided loans with outstanding balances of $139 million and $93 million, respectively, which bear interest at a rate of three month HIBOR plus 2% and mature in September 2025. The Company’s loan is eliminated upon consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.1 billion ($269 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2023. There is no outstanding balance under the line of credit at December 30, 2017.
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
The Company has provided Shanghai Disney Resort with loans totaling $789 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. In addition, the Company has an outstanding balance of $322 million due from Shanghai Disney Resort related to development costs, pre-opening expense and royalties and management fees. The Company has also provided Shanghai Disney Resort with a $157 million line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at December 30, 2017. These balances are eliminated upon consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 6.8 billion yuan (approximately $1.0 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $209 million) line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at December 30, 2017.

7.	Income Taxes
On December 22, 2017, new federal income tax legislation, the “Tax Cuts and Jobs Act” (Tax Act), was signed into law. The most significant impacts on the Company are as follows:

•
Effective January 1, 2018, the U.S. corporate federal statutory income tax rate was reduced from 35.0% to 21.0%. Because of our fiscal year end, the Company’s fiscal 2018 statutory federal tax rate is 24.5%, which is applicable to each quarter of the fiscal year, and will be 21.0% thereafter.

•
The Company remeasured its existing U.S. federal deferred tax assets and liabilities at the rate that the Company expects to be in effect when those deferred taxes will be realized (either 24.5% if in 2018 or 21.0% thereafter). The

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Company recognized a one-time benefit from the deferred tax remeasurement of approximately $1.9 billion in the first quarter of fiscal 2018.

•
A one-time tax is due on certain accumulated foreign earnings (Deemed Repatriation Tax), which is payable over eight years. The tax rate is generally 15.5% on the portion of the earnings held in cash and cash equivalents and 8% on the remainder. The Company recognized a charge for the Deemed Repatriation Tax of approximately $0.3 billion in the first quarter of fiscal 2018. Generally there will no longer be a U.S. federal income tax cost arising from the repatriation of foreign earnings.

•
The Company will be eligible to claim an immediate deduction for investments in qualified fixed assets and film and television productions placed in service in fiscal 2018 through fiscal 2022. This provision phases out through fiscal 2027.

•	The domestic production activity deduction was eliminated effective for the Company’s fiscal 2019.

•
Certain foreign derived income will be taxed in the U.S. at an effective rate of approximately 13% (which increases to approximately 16% in 2025) rather than the general statutory rate of 21%. This will be effective for the Company in fiscal 2019.

•	Certain foreign earnings will be taxed at a minimum effective rate of approximately 13%. This will be effective for the Company in fiscal 2019.
The amounts that the Company has recorded are provisional estimates of the impact the Tax Act will have on the Company’s financial statements in fiscal 2018. Additional information and analysis is required to finalize the impact that the Tax Act will have on our full year financial results including the following:

•	Filing the fiscal 2017 U.S. federal income tax return, which could impact our estimated foreign earnings and deferred income tax assets and liabilities,

•	Finalizing the determination of foreign cash and cash equivalents at the end of fiscal 2018, which is required to calculate the Deemed Repatriation Tax, and

•	Receiving additional information with respect to the income tax attributes of our equity method investments.
Although the Company does not anticipate material adjustments to the provisional amounts, final results could vary from these provisional amounts.
Additionally, potential further guidance may be forthcoming from the Financial Accounting Standards Board and the Securities and Exchange Commission, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts.
During the quarter ended December 30, 2017, the Company increased its gross unrecognized tax benefits by $0.1 billion to $0.9 billion. In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters. These resolutions would reduce our unrecognized tax benefits by approximately $258 million, of which $100 million would reduce our income tax expense and effective tax rate if recognized.

8.	Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Medical Plans
	Quarter Ended		Quarter Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Service costs	$88	$91	$3	$3
Interest costs	123	112	15	14
Expected return on plan assets	(225)	(219)	(13)	(12)
Amortization of prior-year service costs	3	3	—	—
Recognized net actuarial loss	87	101	3	4
Net periodic benefit cost	$76	$88	$8	$9
During the quarter ended December 30, 2017, the Company did not make any material contributions to its pension and postretirement medical plans and currently does not expect to make any material contributions to its pension and postretirement medical plans during the remainder of fiscal 2018. However, final funding amounts for fiscal 2018 will be assessed based on our January 1, 2018 funding actuarial valuation, which will be available by the end of the fourth quarter of fiscal 2018.

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

	Quarter Ended
	December 30, 2017	December 31, 2016
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,512	1,592
Weighted average dilutive impact of Awards	9	11
Weighted average number of common and common equivalent shares outstanding (diluted)	1,521	1,603
Awards excluded from diluted earnings per share	16	16

10.	Equity
The Company paid the following dividends in fiscal 2018 and 2017:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.84	$1.3 billion	Second Quarter of Fiscal 2018	Second Half 2017
$0.78	$1.2 billion	Fourth Quarter of Fiscal 2017	First Half 2017
$0.78	$1.2 billion	Second Quarter of Fiscal 2017	Second Half 2016
During the quarter ended December 30, 2017, the Company repurchased 13 million shares of its common stock for $1.3 billion. As of December 30, 2017, the Company had remaining authorization in place to repurchase approximately 179 million additional shares. The repurchase program does not have an expiration date.
The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
AOCI, before tax	Investments	Cash Flow Hedges
Balance at September 30, 2017	$15	$(108)	$(4,906)	$(523)	$(5,522)
Quarter Ended December 30, 2017:
Unrealized gains (losses) arising during the period	(1)	19	—	62	80
Reclassifications of realized net (gains) losses to net income	—	20	96	—	116
Balance at December 30, 2017	$14	$(69)	$(4,810)	$(461)	$(5,326)

Balance at October 1, 2016	$44	$(38)	$(5,859)	$(521)	$(6,374)
Quarter Ended December 31, 2016:
Unrealized gains (losses) arising during the period	(18)	506	—	(141)	347
Reclassifications of realized net (gains) losses to net income	—	(70)	108	—	38
Balance at December 31, 2016	$26	$398	$(5,751)	$(662)	$(5,989)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
Tax on AOCI	Investments	Cash Flow Hedges
Balance at September 30, 2017	$(7)	$46	$1,839	$116	$1,994
Quarter Ended December 30, 2017:
Unrealized gains (losses) arising during the period	—	(13)	—	(16)	(29)
Reclassifications of realized net (gains) losses to net income	—	(8)	(35)	—	(43)
Balance at December 30, 2017	$(7)	$25	$1,804	$100	$1,922

Balance at October 1, 2016	$(18)	$13	$2,208	$192	$2,395
Quarter Ended December 31, 2016:
Unrealized gains (losses) arising during the period	7	(182)	(22)	(50)	(247)
Reclassifications of realized net (gains) losses to net income	—	26	(40)	—	(14)
Balance at December 31, 2016	$(11)	$(143)	$2,146	$142	$2,134

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
AOCI, after tax	Investments	Cash Flow Hedges
Balance at September 30, 2017	$8	$(62)	$(3,067)	$(407)	$(3,528)
Quarter Ended December 30, 2017:
Unrealized gains (losses) arising during the period	(1)	6	—	46	51
Reclassifications of realized net (gains) losses to net income	—	12	61	—	73
Balance at December 30, 2017	$7	$(44)	$(3,006)	$(361)	$(3,404)

Balance at October 1, 2016	$26	$(25)	$(3,651)	$(329)	$(3,979)
Quarter Ended December 31, 2016:
Unrealized gains (losses) arising during the period	(11)	324	(22)	(191)	100
Reclassifications of realized net (gains) losses to net income	—	(44)	68	—	24
Balance at December 31, 2016	$15	$255	$(3,605)	$(520)	$(3,855)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended
		December 30, 2017	December 31, 2016
Cash flow hedges	Primarily revenue	$(20)	$70
Estimated tax	Income taxes	8	(26)
		(12)	44

Pension and postretirement medical expense	Costs and expenses	(96)	(108)
Estimated tax	Income taxes	35	40
		(61)	(68)

Total reclassifications for the period		$(73)	$(24)
At December 30, 2017 and September 30, 2017, unrealized gains and losses on available-for-sale investments were not material.

11.	Equity-Based Compensation
Compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended
	December 30, 2017	December 31, 2016
Stock options	$23	$20
RSUs	71	77
Total equity-based compensation expense (1)	$94	$97
Equity-based compensation expense capitalized during the period	$19	$21

(1)	Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $222 million and $858 million, respectively, as of December 30, 2017.
The weighted average grant date fair values of options granted during the quarter ended December 30, 2017 and December 31, 2016 were $28.01 and $25.78, respectively.
During the quarter ended December 30, 2017, the Company made equity compensation grants consisting of 4.0 million stock options and 4.1 million RSUs.

12.	Commitments and Contingencies
Legal Matters
The Company, together with, in some instances, certain of its directors and officers, is a defendant or codefendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not believe that the Company has incurred a probable material loss by reason of any of those actions.
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of December 30, 2017, the remaining debt service obligation guaranteed by the Company was $306 million, of which $48 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company has guaranteed $113 million of Hulu LLC’s $338 million term loan, which expires in August 2022, and is committed to make a capital contribution of approximately $450 million to Hulu in calendar 2018. Hulu is a joint venture in which the Company has a 30% ownership interest.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of television program rights and vacation ownership units. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.8 billion as of December 30, 2017. The activity in the current period related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was approximately $0.7 billion as of December 30, 2017. The activity in the current period related to the allowance for credit losses was not material.

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
Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable
The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level:

	Fair Value Measurement at December 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Investments	$32	$—	$—	$32
Derivatives
Foreign exchange	—	416	—	416
Other	—	13	—	13
Liabilities
Derivatives
Interest rate	—	(188)	—	(188)
Foreign exchange	—	(459)	—	(459)
Total recorded at fair value	$32	$(218)	$—	$(186)
Fair value of borrowings	$—	$23,935	$2,793	$26,728

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Fair Value Measurement at September 30, 2017
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
Level 3 borrowings include the Asia Theme Park borrowings and the Company’s other foreign currency denominated borrowings, and generally are valued based on the current borrowing cost and credit risk of the Asia Theme Parks and the Company, respectively, as well as historical market transactions and prevailing market interest rates.
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
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of December 30, 2017
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$152	$237	$(187)	$(184)
Interest rate	—	—	(161)	—
Other	11	2	—	—
Derivatives not designated as hedges
Foreign exchange	24	3	(64)	(25)
Interest rate	—	—	—	(27)
Gross fair value of derivatives	187	242	(412)	(236)
Counterparty netting	(141)	(238)	204	175
Cash collateral (received)/paid	(12)	(1)	35	—
Net derivative positions	$34	$3	$(173)	$(61)

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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of December 30, 2017 and September 30, 2017, the total notional amount of the Company’s pay-floating interest rate swaps was $7.8 billion and $8.2 billion, respectively. The following table summarizes adjustments related to fair value hedges included in “Interest expense, net” in the Condensed Consolidated Statements of Income.

	Quarter Ended
	December 30, 2017	December 31, 2016
Gain (loss) on interest rate swaps	$(64)	$(232)
Gain (loss) on hedged borrowings	64	232
In addition, the Company realized net benefits of $7 million and $12 million for the quarters ended December 30, 2017 and December 31, 2016, respectively, in “Interest expense, net” related to pay-floating interest rate swaps.
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at December 30, 2017 or at September 30, 2017 and gains and losses related to pay-fixed swaps recognized in earnings for the quarters ended December 30, 2017 and December 31, 2016 were not material.
To facilitate its interest rate risk management activities, the Company sold an option in November 2016 to enter into a future pay-floating interest rate swap indexed to LIBOR for $0.5 billion in future borrowings. The fair value of this contract as of December 30, 2017 was not material. In October 2017, the Company sold an additional option for $0.5 billion in future borrowings with the same terms. The options are not designated as hedges and do not qualify for hedge accounting; accordingly, changes in their fair value are recorded in earnings.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of December 30, 2017 and September 30, 2017, the notional amounts of the Company’s net foreign exchange cash flow hedges were $6.7 billion and $6.3 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the quarters ended December 30, 2017 and December 31, 2016 were not material. Net deferred losses recorded in AOCI for contracts that will mature in the next twelve months totaled $64 million.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at December 30, 2017 and September 30, 2017 were $2.9 billion and $3.6 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities for the quarters ended December 30, 2017 and December 31, 2016 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income:

	Costs and Expenses		Interest expense, net		Income Tax expense
Quarter Ended:	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Net gains (losses) on foreign currency denominated assets and liabilities	$17	$(233)	$3	$7	$3	$23
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(14)	221	(1)	(7)	(1)	(31)
Net gains (losses)	$3	$(12)	$2	$—	$2	$(8)
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at December 30, 2017 and September 30, 2017 and related gains or losses recognized in earnings for the quarters ended December 30, 2017 and December 31, 2016 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount and fair value of these contracts at December 30, 2017 and September 30, 2017 were not material. The related gains or losses recognized in earnings for the quarters ended December 30, 2017 and December 31, 2016 were not material.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

liability position by counterparty were $269 million and $217 million on December 30, 2017 and September 30, 2017, respectively.

15.	Restructuring and Impairment Charges and Other Income
The Company recorded $15 million of restructuring and impairment charges in the current quarter primarily consisting of severance costs.
The Company recorded a $53 million gain in the current quarter on the sale of property rights.

16.	New Accounting Pronouncements
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the Financial Accounting Standards Board (FASB) issued guidance to improve certain aspects of the hedge accounting model including making more risk management strategies eligible for hedge accounting and simplifying the assessment of hedge effectiveness. We do not expect the adoption of the new standard will have a material impact on our consolidated financial statements as our historical hedging ineffectiveness has been immaterial. The new guidance is effective beginning with the Company’s 2020 fiscal year (with early adoption permitted in any interim period) and requires prospective adoption with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption for existing hedging relationships.
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued guidance that requires presentation of all components of net periodic pension and postretirement benefit costs, other than service costs, in an income statement line item outside of a subtotal of income from operations. The service cost component will continue to be presented in the same line items as other employee compensation costs. In addition, the guidance allows only service costs to be eligible for capitalization, for example, as part of a self-constructed fixed asset or a film production. The new guidance is effective beginning with the first quarter of the Company’s 2019 fiscal year. The guidance is required to be adopted retrospectively with respect to income statement presentation and prospectively for the capitalization requirement. We do not expect the change in capitalization requirement to have a material impact on our financial statements. See Note 8 of this filing and Note 10 to the Consolidated Financial Statements in the 2017 Annual Report on Form 10-K for the amount of each component of net periodic pension and postretirement benefit costs we have reported historically. These amounts of net periodic pension and postretirement benefit costs are not necessarily indicative of future amounts that may arise in years following implementation of the new accounting pronouncement.
Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued guidance that requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs instead of when the asset is sold to an outside party. The new guidance is effective beginning with the first quarter of the Company’s 2019 fiscal year. The guidance requires prospective adoption with a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. We do not expect the adoption to have a material impact on our financial statements. We currently estimate that we will record approximately $0.1 billion as an increase to retained earnings upon adoption. Our assessment may change if we enter into new transactions between now and the date of adoption.
Leases
In February 2016, the FASB issued a new lease accounting standard, which requires the present value of committed operating lease payments to be recorded as right-of-use lease assets and lease liabilities on the balance sheet. As of September 30, 2017, the Company had an estimated $3.3 billion in undiscounted future minimum lease commitments. The Company is currently assessing the impact of the new guidance on its financial statements. The guidance is required to be adopted retrospectively, and is effective beginning in the first quarter of the Company’s 2020 fiscal year (with early adoption permitted). The FASB has recently proposed guidance that would allow adoption of the standard as of the effective date without restating prior periods.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

We have reviewed our significant revenue streams and identified required changes to our revenue recognition policies. Based on our existing customer contracts and relationships, we do not expect the implementation of the new guidance will have a material impact on our consolidated financial statements upon adoption. The Company’s evaluation of the impact could change if we enter into new revenue arrangements in the future or interpretations of the new guidance further evolve.
While not expected to be material, the more significant changes to the Company’s revenue recognition policies are in the following areas:

•	For television and film content licensing agreements with multiple availability windows with the same licensee, the Company will defer more revenues to future windows than is currently deferred.

•
For licenses of character images, brands and trademarks subject to minimum guaranteed license fees, we currently recognize the difference between the minimum guaranteed amount and actual royalties earned from licensee merchandise sales (“shortfalls”) at the end of the contract period. Under the new guidance, projected guarantee shortfalls will be recognized straight-line over the remaining license period once an expected shortfall is identified.

•
For licenses that include multiple television and film titles subject to minimum guaranteed license fees that are recoupable against the licensee’s aggregate underlying sales from all titles, the Company will allocate the minimum guaranteed license fee to each title and recognize the allocated license fee as revenue when the title is made available to the customer. License fees in excess of the allocated by-title minimum guarantee are deferred until the aggregate contractual minimum guarantee has been exceeded and thereafter recognized as earned based on the licensee’s underlying sales. Under current guidance, an upfront allocation of the minimum guarantee is not required as license fees are recognized as earned based on the licensee’s underlying sales with any shortfalls recognized at the end of the contract period.

•
For renewals or extensions of license agreements for television and film content, we will recognize revenue when the licensed content becomes available under the renewal or extension, instead of when the agreement is renewed or extended.

We are continuing our assessment of potential changes to our disclosures and internal controls under the new guidance.
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
Business Segment Results
Impact of U.S. tax reform
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
Our summary consolidated results are presented below:

	Quarter Ended		% Change
(in millions, except per share data)	December 30, 2017	December 31, 2016	Better/ (Worse)
Revenues:
Services	$12,984	$12,406	5%
Products	2,367	2,378	—%
Total revenues	15,351	14,784	4%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(7,334)	(7,020)	(4)%
Cost of products (exclusive of depreciation and amortization)	(1,403)	(1,386)	(1)%
Selling, general, administrative and other	(2,079)	(1,985)	(5)%
Depreciation and amortization	(742)	(687)	(8)%
Total costs and expenses	(11,558)	(11,078)	(4)%
Restructuring and impairment charges	(15)	—	nm
Other income, net	53	—	nm
Interest expense, net	(129)	(99)	(30)%
Equity in the income of investees	43	118	(64)%
Income before income taxes	3,745	3,725	1%
Income taxes	728	(1,237)	nm
Net income	4,473	2,488	80%
Less: Net income attributable to noncontrolling interests	(50)	(9)	>(100)%
Net income attributable to Disney	$4,423	$2,479	78%

Diluted earnings per share attributable to Disney	$2.91	$1.55	88%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Quarter Results
Revenues for the quarter increased 4%, or $0.6 billion, to $15.4 billion; net income attributable to Disney increased 78%, or $1.9 billion, to $4.4 billion; and diluted earnings per share attributable to Disney (EPS) increased 88% from $1.55 to $2.91. The net income and EPS increase for the quarter was due to the benefit of new federal income tax legislation, the “Tax Cuts and Jobs Act” (Tax Act) (See Note 7 to the Condensed Consolidated Financial Statements). EPS for the quarter also benefited from a decrease in weighted average shares outstanding as a result of our share repurchase program. Segment operating income in the current quarter was comparable to the prior-year quarter, as growth at our Parks and Resorts segment was largely offset by lower results at our Media Networks segment.
Revenues
Service revenues for the quarter increased 5%, or $578 million, to $13.0 billion due to higher guest spending and attendance at our parks and resorts, higher theatrical distribution revenue, an increase in affiliate fees and revenue from BAMTech, which is now consolidated. These increases were partially offset by lower advertising revenue.
Product revenues for the quarter were flat at $2.4 billion as higher guest spending and attendance at our parks and resorts were offset by lower volumes at our home entertainment business.
Costs and expenses
Cost of services for the quarter increased 4%, or $314 million, to $7.3 billion primarily due to higher costs at our parks and resorts, increased production cost write-downs and higher film cost amortization due to higher theatrical revenue. The increase at parks and resorts was driven by cost inflation, higher volumes and new guest offerings.
Cost of products for the quarter increased 1%, or $17 million, to $1.4 billion driven by higher volumes and inflation at our parks and resorts, partially offset by lower home entertainment volumes.
Selling, general, administrative and other costs increased 5%, or $94 million, to $2.1 billion due to the consolidation of BAMTech, costs incurred in connection with our agreement to acquire Twenty-First Century Fox, Inc. and higher marketing spend.
Depreciation and amortization increased 8%, or $55 million, to $0.7 billion, primarily due to depreciation of new attractions at our domestic parks and resorts and the consolidation of BAMTech.
Restructuring and impairment charges
The Company recorded $15 million of restructuring and impairment charges in the quarter primarily consisting of severance costs.
Other income, net
The Company recorded a $53 million gain in the quarter on the sale of property rights.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	December 30, 2017	December 31, 2016	% Change Better/(Worse)
Interest expense	$(146)	$(121)	(21)%
Interest and investment income	17	22	(23)%
Interest expense, net	$(129)	$(99)	(30)%
The increase in interest expense was due to higher average debt balances and an increase in average interest rates. The decrease in interest and investment income was due to an investment write-down in the current quarter.
Equity in the income of investees
Equity in the income of investees decreased $75 million to $43 million for the quarter due to higher losses from our investment in Hulu and lower operating results from A+E Television Networks (A+E), partially offset by the absence of equity losses from BAMTech, which is now consolidated and reported in the Media Networks segment. The decrease at Hulu was due to higher programming and labor costs, partially offset by subscription and advertising revenue growth. The decrease at A+E was due to lower advertising revenue, higher marketing costs and increased programming costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Effective Income Tax Rate

	Quarter Ended
	December 30, 2017	December 31, 2016	Change Better/(Worse)
Effective income tax rate (benefit) / expense	(19.4)%	33.2%	52.6	ppt
For the current quarter, we recognized an income tax benefit compared to expense in the prior-year quarter. The 52.6 percentage point change in our effective tax rate compared to the prior-year quarter reflected two significant impacts of the Tax Act:

•
A one-time net benefit of approximately $1.6 billion, which reflected an approximate $1.9 billion benefit from remeasuring our deferred tax balances to the new statutory rate, partially offset by a charge of approximately $0.3 billion from accruing a Deemed Repatriation Tax. This net benefit had an impact of approximately 41.8 percentage points on the effective income tax rate.

•
A reduction in the Company’s fiscal 2018 U.S. statutory federal income tax rate to 24.5% from 35.0% in the prior year. Net of state tax and other effects, the reduction in the statutory rate had an impact of approximately 9.2 percentage points on the effective income tax rate.

Refer to Note 7 of the Condensed Consolidated Financial Statements for further information on the impacts of the Tax Act on the Company.
Noncontrolling Interests

	Quarter Ended
(in millions)	December 30, 2017	December 31, 2016	% Change Better/(Worse)
Net income attributable to noncontrolling interests	$50	$9	>(100)%
The increase in net income attributable to noncontrolling interests was driven by lower tax expense at ESPN, largely due to the one-time benefit from the Tax Act.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes.

SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 30, 2017 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change
(in millions)	December 30, 2017	December 31, 2016	Better/ (Worse)
Revenues:
Media Networks	$6,243	$6,233	—%
Parks and Resorts	5,154	4,555	13%
Studio Entertainment	2,504	2,520	(1)%
Consumer Products & Interactive Media	1,450	1,476	(2)%
	$15,351	$14,784	4%
Segment operating income:
Media Networks	$1,193	$1,362	(12)%
Parks and Resorts	1,347	1,110	21%
Studio Entertainment	829	842	(2)%
Consumer Products & Interactive Media	617	642	(4)%
	$3,986	$3,956	1%
 The following table reconciles segment operating income to income before income taxes:

	Quarter Ended		% Change
(in millions)	December 30, 2017	December 31, 2016	Better/ (Worse)
Segment operating income	$3,986	$3,956	1%
Corporate and unallocated shared expenses	(150)	(132)	(14)%
Restructuring and impairment charges	(15)	—	nm
Other income, net	53	—	nm
Interest expense, net	(129)	(99)	(30)%
Income before income taxes	$3,745	$3,725	1%
Depreciation expense is as follows:

	Quarter Ended		% Change
(in millions)	December 30, 2017	December 31, 2016	Better/ (Worse)
Media Networks
Cable Networks	$39	$36	(8)%
Broadcasting	24	21	(14)%
Total Media Networks	63	57	(11)%
Parks and Resorts
Domestic	357	328	(9)%
International	177	156	(13)%
Total Parks and Resorts	534	484	(10)%
Studio Entertainment	13	12	(8)%
Consumer Products & Interactive Media	13	15	13%
Corporate	54	68	21%
Total depreciation expense	$677	$636	(6)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Amortization of intangible assets is as follows:

	Quarter Ended		% Change
(in millions)	December 30, 2017	December 31, 2016	Better/ (Worse)
Media Networks	$20	$2	>(100)%
Parks and Resorts	—	1	—%
Studio Entertainment	17	16	(6)%
Consumer Products & Interactive Media	28	32	13%
Total amortization of intangible assets	$65	$51	(27)%

Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	December 30, 2017	December 31, 2016	Better/ (Worse)
Revenues
Affiliate fees	$3,205	$3,075	4%
Advertising	2,320	2,529	(8)%
TV/SVOD distribution and other	718	629	14%
Total revenues	6,243	6,233	—%
Operating expenses	(4,370)	(4,298)	(2)%
Selling, general, administrative and other	(647)	(633)	(2)%
Depreciation and amortization	(83)	(59)	(41)%
Equity in the income of investees	50	119	(58)%
Operating Income	$1,193	$1,362	(12)%
Revenues
The increase in affiliate fees was due to growth of approximately 7% from higher contractual rates, partially offset by an approximately 3% decrease from fewer subscribers.
The decrease in advertising revenues was due to a decrease of $124 million at Cable Networks, from $1,407 million to $1,283 million and a decrease of $85 million at Broadcasting, from $1,122 million to $1,037 million. The decrease at Cable Networks was due to decreases of 8% from lower average viewership and 1% from lower rates, both of which were negatively impacted by the shift of College Football Playoff (CFP) bowl games between the first and second fiscal quarters. The current quarter included three “host” bowl games, whereas the prior-year quarter included one host game and two semi-final games. Semi-final games generally generate more advertising revenue than host games. Broadcasting advertising revenues reflected decreases of 8% from lower network impressions and 5% from the owned television stations, partially offset by an increase of 6% from higher network rates. The decrease in network impressions was due to lower average viewership, partially offset by an increase in units delivered. The decrease at the owned television stations was due to lower political advertising.
TV/SVOD distribution and other revenue increased $89 million due to the consolidation of BAMTech and, to a lesser extent, higher sales of Freeform programs. On September 25, 2017, the Company increased its ownership in BAMTech and began consolidating their results. The Company’s share of BAMTech’s results was previously reported in equity in the income of investees.
Costs and Expenses
Operating expenses include programming and production costs, which increased $47 million, from $4,011 million to $4,058 million. At Broadcasting, programming and production costs increased $36 million due to higher cost write-downs. At Cable Networks, programming and production costs increased $11 million due to the consolidation of BAMTech, partially offset by lower sports programming costs at ESPN. Lower sports programming costs reflected the shift of CFP games as host games generally have lower costs than semi-final games. This decrease was partially offset by contractual rate increases for college sports and NFL programming.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Selling, general, administrative and other costs increased $14 million, from $633 million to $647 million due to the consolidation of BAMTech, partially offset by lower marketing costs at the Disney Channels and Freeform.
Depreciation and amortization increased $24 million, from $59 million to $83 million due to the consolidation of BAMTech.
Equity in the Income of Investees
Income from equity investees decreased $69 million, from $119 million to $50 million due to higher losses from our investment in Hulu and lower operating results from A+E, partially offset by the absence of equity losses from BAMTech, which is now consolidated. The decrease at Hulu was due to higher programming and labor costs, partially offset by subscription and advertising revenue growth. The decrease at A+E was due to lower advertising revenue, higher marketing costs and increased programming costs.
 Segment Operating Income
Segment operating income decreased $169 million, to $1,193 million due to lower income from equity investees, a decrease at the owned television stations, the consolidation of BAMTech, lower income from ABC program sales and decreases at ESPN and the ABC Network. These decreases were partially offset by increases at the Disney Channels and Freeform.
The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	December 30, 2017	December 31, 2016	Better/ (Worse)
Revenues
Cable Networks(1)	$4,493	$4,428	1%
Broadcasting	1,750	1,805	(3)%
	$6,243	$6,233	—%
Segment operating income
Cable Networks(1)	$858	$864	(1)%
Broadcasting	285	379	(25)%
Equity in the income of investees(1)	50	119	(58)%
	$1,193	$1,362	(12)%

(1)
Cable Networks results in the current quarter include the consolidated results of BAMTech, whereas in the prior-year quarter the Company’s share of BAMTech’s results was reported in equity in the income of investees.

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change
(in millions)	December 30, 2017	December 31, 2016	Better/ (Worse)
Revenues
Domestic	$4,169	$3,740	11%
International	985	815	21%
Total revenues	5,154	4,555	13%
Operating expenses	(2,811)	(2,547)	(10)%
Selling, general, administrative and other	(455)	(411)	(11)%
Depreciation and amortization	(534)	(485)	(10)%
Equity in the loss of investees	(7)	(2)	>(100)%
Operating Income	$1,347	$1,110	21%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Revenues
Parks and Resorts revenues increased 13%, or $599 million, to $5.2 billion due to increases of $429 million at our domestic operations and $170 million at our international operations. Domestic revenue growth benefited from the comparison to the impact of Hurricane Matthew, which occurred in the prior-year quarter.
Revenue growth at our domestic operations was due to increases of 6% from higher average guest spending and 4% from higher volumes. Guest spending growth was primarily due to higher average ticket prices at our theme parks, increased food, beverage and merchandise spending and an increase in average daily hotel room rates. Higher volumes were due to attendance growth, an increase in passenger cruise ship days and higher vacation club unit sales, partially offset by lower occupied hotel room nights. Higher passenger cruise ship days reflected the impact of the Disney Wonder dry-dock in the prior-year quarter. The increase in vacation club unit sales was driven by sales at Copper Creek Villas & Cabins. At Walt Disney World Resort, available room nights decreased due to conversions to vacation club units.
Revenue growth at our international operations was due to increases of 9% from higher volumes, 6% from higher average guest spending and 6% from a favorable foreign currency impact. The increase in volumes was due to higher attendance and occupied room nights at Disneyland Paris and Hong Kong Disneyland Resort. Guest spending growth was driven by higher average ticket prices and increased food, beverage and merchandise spending at Disneyland Paris. The increases at Disneyland Paris reflected the benefit of the 25th Anniversary celebration.
The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Dec. 30, 2017	Dec. 31, 2016	Dec. 30, 2017	Dec. 31, 2016	Dec. 30, 2017	Dec. 31, 2016
Parks
Increase/(decrease)
Attendance	6%	(5)%	10%	50%	7%	6%
Per Capita Guest Spending	7%	7%	9%	(3)%	7%	2%
Hotels (1)
Occupancy	91%	91%	84%	79%	89%	88%
Available Room Nights (in thousands)	2,516	2,569	799	731	3,315	3,300
Per Room Guest Spending	$344	$324	$293	$286	$332	$316

(1)	Per room guest spending consists of the average daily hotel room rate, as well as food, beverage and merchandise sales at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)	Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2017 first quarter average foreign exchange rate.
Costs and Expenses
Operating expenses include operating labor, which increased $112 million, from $1,202 million to $1,314 million, infrastructure costs, which increased $50 million, from $462 million to $512 million, and cost of sales, which increased $40 million, from $419 million to $459 million. The increase in operating labor was driven by inflation, higher volumes and an unfavorable foreign currency impact. Higher infrastructure costs were primarily due to increased technology spending, higher maintenance expense and inflation. The increase in cost of sales was due to higher volumes and inflation. Other operating expenses, which include costs for such items as supplies, commissions, and entertainment offerings, increased primarily due to new guest offerings, volume growth and inflation.
Selling, general, administrative and other costs increased $44 million, from $411 million to $455 million primarily due to higher marketing spend and inflation.
The increase in depreciation and amortization was driven by new attractions at our domestic parks and resorts.
Equity in the Loss of Investees
Loss from equity investees increased $5 million to $7 million due to a higher operating loss from Villages Nature, in which Disneyland Paris has a 50% interest.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Segment Operating Income
Segment operating income increased 21%, or $237 million, to $1,347 million due to growth at our domestic and international operations.

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	December 30, 2017	December 31, 2016	Better/ (Worse)
Revenues
Theatrical distribution	$1,169	$961	22%
Home entertainment	390	547	(29)%
TV/SVOD distribution and other	945	1,012	(7)%
Total revenues	2,504	2,520	(1)%
Operating expenses	(996)	(1,007)	1%
Selling, general, administrative and other	(649)	(643)	(1)%
Depreciation and amortization	(30)	(28)	(7)%
Operating Income	$829	$842	(2)%
Revenues
The increase in theatrical distribution revenue was due to the performance of Star Wars: The Last Jedi and Thor: Ragnarok in the current quarter compared to Rogue One: A Star Wars Story and Doctor Strange in the prior-year quarter. Other significant releases in the current quarter included Coco, while the prior-year quarter included Moana.
Lower home entertainment revenue was due to decreases of 23% from lower unit sales and 3% from lower average net effective pricing, which reflected the performance of Cars 3 in the current quarter compared to Finding Dory in the prior-year quarter. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.
The decrease in TV/SVOD distribution and other revenue was due to decreases of 5% from TV/SVOD distribution and 1% from lower revenue share with the Consumer Products & Interactive Media segment. The decrease from TV/SVOD distribution was primarily due to a decrease at our pay television business driven by the domestic availability of two key titles in the prior-year quarter compared to one key title in the current quarter. The prior-year quarter included Captain America: Civil War and Jungle Book, while the current quarter included Guardians of the Galaxy Vol. 2.
Costs and Expenses
Operating expenses include an increase of $10 million in film cost amortization, from $666 million to $676 million as the impact of higher theatrical revenues was largely offset by the impact of lower home entertainment revenues. Operating expenses also include cost of goods sold and distribution costs, which decreased $21 million, from $341 million to $320 million due to lower home entertainment unit sales.
Segment Operating Income
Segment operating income decreased 2%, or $13 million, to $829 million as an increase in theatrical distribution results was more than offset by decreases in home entertainment and TV/SVOD distribution results and lower income from Consumer Products & Interactive Media segment revenue share.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Consumer Products & Interactive Media
Operating results for the Consumer Products & Interactive Media segment are as follows:

	Quarter Ended		% Change
(in millions)	December 30, 2017	December 31, 2016	Better/ (Worse)
Revenues
Licensing, publishing and games	$904	$936	(3)%
Retail and other	546	540	1%
Total revenues	1,450	1,476	(2)%
Operating expenses	(560)	(554)	(1)%
Selling, general, administrative and other	(232)	(234)	1%
Depreciation and amortization	(41)	(47)	13%
Equity in the income of investees	—	1	—%
Operating Income	$617	$642	(4)%
Revenues
Lower licensing, publishing and games revenue was driven by a decrease of 3% from our merchandise licensing business, partially offset by a 1% increase from our games business. The decrease at merchandise licensing was due to unfavorable timing of minimum guarantee shortfall recognition and lower licensing revenues from merchandise based on Frozen and Finding Nemo/Dory, partially offset by increases from merchandise based on Cars and Star Wars. Star Wars licensing revenue included the recognition of revenue from merchandise based on Star Wars: The Last Jedi that was deferred in the fourth quarter of fiscal 2017. Higher revenue at our games business was due to licensing revenue from Star Wars Battlefront II, which was released in the current quarter, whereas there was no comparable release in the prior-year quarter. Minimum guarantee shortfalls are generally recognized at the end of the contract period. For contracts that ended on December 31, minimum guarantee shortfalls were recognized in the prior-year first quarter compared to the second quarter of the current year.
Costs and Expenses
Operating expenses include a $6 million increase in cost of goods sold and distribution costs, from $342 million to $348 million, a $9 million increase in other operating expenses, from $151 million to $160 million and a $9 million decrease in product development expense, from $61 million to $52 million. The increase in cost of goods sold and distribution costs was due to an unfavorable foreign currency impact at our retail business. The increase in other operating expenses, which include occupancy costs, labor at our retail stores and other direct costs, was driven by an unfavorable foreign currency impact. The decrease in product development expense was driven by fewer games in development.
Segment Operating Income
Segment operating income decreased 4%, or $25 million, to $617 million, due to decreases at our merchandise licensing and retail businesses, partially offset by higher results at our games business.

CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change
(in millions)	December 30, 2017	December 31, 2016	Better/ (Worse)
Corporate and unallocated shared expenses	$(150)	$(132)	(14)%
Corporate and unallocated shared expenses increased $18 million to $150 million for the quarter due to costs incurred in connection with our agreement to acquire Twenty-First Century Fox, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

IMPACT OF U.S. FEDERAL INCOME TAX REFORM
As discussed in Note 7 to the Condensed Consolidated Financial Statements, the Tax Act resulted in the following impacts to the Company (the amounts recorded in the quarter are provisional and will be refined during fiscal 2018):

•	The Company’s federal statutory income tax rate was reduced from 35.0% to 24.5% for fiscal 2018 and to 21.0% in following years.

•
The current quarter includes a one-time net benefit of approximately $1.6 billion, which reflected an approximate $1.9 billion benefit from remeasuring our deferred tax balances to the new statutory rate, partially offset by a charge of approximately $0.3 billion from accruing a Deemed Repatriation Tax.

•	Generally, there will no longer be a U.S. federal income tax cost on the repatriation of foreign earnings.

•
The Company will be eligible to claim an immediate deduction for investments in qualified fixed assets and film and television productions placed in service during fiscal 2018 through fiscal 2022. This provision phases out through fiscal 2027.

•	Certain provisions of the Act are not effective for the Company until fiscal 2019 including:

•	The elimination of the domestic production activities deduction.

•	The taxation of certain foreign derived income in the U.S. at an effective rate of approximately 13% (which increases to approximately 16% in 2025) rather than the general statutory rate of 21%.

•	A minimum effective tax on certain foreign earnings of approximately 13%.
We are continuing to assess the impacts of these provisions, but do not currently anticipate that the net impact will be material to our fiscal 2019 effective income tax rate.

•
We expect a cash tax benefit similar to the reduction in the statutory rate, as well as a benefit from the immediate deduction for investments in qualified fixed assets and film and television productions.

FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	December 30, 2017	December 31, 2016
Cash provided by operations	$2,237	$1,445	55%
Cash used in investing activities	(1,043)	(1,035)	(1)%
Cash used in financing activities	(584)	(987)	41%
Impact of exchange rates on cash, cash equivalents and restricted cash	21	(112)	nm
Change in cash, cash equivalents and restricted cash	$631	$(689)	nm
Operating Activities
Cash provided by operating activities increased 55% to $2.2 billion for the current quarter compared to $1.4 billion in the prior-year quarter due to a decrease in pension plan contributions and higher operating cash flow at Parks and Resorts partially offset by lower operating cash flow at Studio Entertainment and Media Networks. Parks and Resorts cash flow reflected higher operating cash receipts due to increased revenues, partially offset by higher labor and other costs. Lower operating cash flow at Studio Entertainment and Media Networks was due to higher film and television spending.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The Company’s film and television production and programming activity for the quarter ended December 30, 2017 and December 31, 2016 are as follows:

	Quarter Ended
(in millions)	December 30, 2017	December 31, 2016
Beginning balances:
Production and programming assets	$8,759	$7,547
Programming liabilities	(1,108)	(1,063)
	7,651	6,484
Spending:
Television program licenses and rights	2,114	2,031
Film and television production	1,687	1,275
	3,801	3,306
Amortization:
Television program licenses and rights	(2,728)	(2,728)
Film and television production	(1,107)	(1,018)
	(3,835)	(3,746)

Change in film and television production and programming costs	(34)	(440)
Other non-cash activity	(143)	(36)
Ending balances:
Production and programming assets	8,783	7,393
Programming liabilities	(1,309)	(1,385)
	$7,474	$6,008

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the quarters ended December 30, 2017 and December 31, 2016 are as follows:

	Quarter Ended
(in millions)	December 30, 2017	December 31, 2016
Media Networks
Cable Networks	$81	$46
Broadcasting	36	22
Total Media Networks	117	68
Parks and Resorts
Domestic	641	609
International	147	291
Total Parks and Resorts	788	900
Studio Entertainment	22	27
Consumer Products & Interactive Media	7	6
Corporate	47	39
	$981	$1,040
Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The decrease at our international parks and resorts was due to lower spending for Shanghai Disney Resort and Hong Kong Disneyland Resort. The increase at our domestic parks and resorts was due to higher spending on new attractions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities. The increase at Cable Networks was due to technology spending at BAMTech.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology infrastructure and equipment.
The Company currently expects its fiscal 2018 capital expenditures will be approximately $1 billion higher than fiscal 2017 capital expenditures of $3.6 billion due to increased investments at our domestic parks and resorts.

Financing Activities
Cash used in financing activities was $0.6 billion in the current quarter which reflected repurchases of common stock of $1.3 billion, partially offset by net cash inflows from borrowings of $0.8 billion.
Cash used in financing activities of $0.6 billion was $0.4 billion lower than the $1.0 billion used in the prior-year quarter. The decrease from the prior-year quarter was due to higher borrowings in the current quarter compared to the prior-year quarter ($0.8 billion vs. $0.6 billion, respectively) and lower repurchases of common stock ($1.3 billion vs. $1.5 billion, respectively).
See Note 5 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the quarter ended December 30, 2017 and information regarding the Company’s bank facilities. The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
See Note 10 to the Condensed Consolidated Financial Statements for a summary of the Company’s dividends in fiscal 2018 and 2017 and share repurchases during the quarter ended December 30, 2017.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of December 30, 2017, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively, with stable outlook. On December 14, 2017, Standard & Poor’s placed the Company’s long-term and short-term debt ratings of A+ and A-1+, respectively, on Creditwatch with negative implications. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on December 30, 2017 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the International Theme Parks, from any representations, covenants or events of default.

COMMITMENTS AND CONTINGENCIES
Legal Matters
As disclosed in Note 12 to the Condensed Consolidated Financial Statements, the Company has exposure for certain legal matters.
Guarantees
See Note 12 to the Condensed Consolidated Financial Statements for information regarding the Company’s guarantees.
Tax Matters
As disclosed in Note 9 to the Consolidated Financial Statements in the 2017 Annual Report on Form 10-K, the Company has exposure for certain tax matters.
Contractual Commitments
See Note 14 to the Consolidated Financial Statements in the 2017 Annual Report on Form 10-K for information regarding the Company’s contractual commitments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

OTHER MATTERS
Accounting Policies and Estimates
We believe that the application of the following accounting policies, which are important to our financial position and results of operations require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2017 Annual Report on Form 10-K.
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
Pension and Postretirement Medical Plan Actuarial Assumptions
The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement, which we evaluate annually. Refer to the 2017 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.
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
Goodwill, Other Intangible Assets, Long-Lived Assets and Investments
The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and if current events or circumstances require, on an interim basis. Goodwill is allocated to various reporting units, which are an operating segment or one level below the operating segment. The Company compares the fair value of each reporting unit to its carrying amount, and to the extent the carrying amount exceeds the fair value, an impairment of goodwill is recognized for the excess up to the goodwill allocated to the reporting unit.
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
Contingencies and Litigation
We are currently involved in certain legal proceedings and, as required, have accrued estimates of the probable and estimable losses for the resolution of these proceedings. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies, and have been developed in consultation with outside counsel as appropriate. From time to time, we may also be involved in other contingent matters for which we have accrued estimates for a probable and estimable loss. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to legal proceedings or our assumptions regarding other contingent matters. See Note 12 to the Condensed Consolidated Financial Statements for more detailed information on litigation exposure.
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
New Accounting Pronouncements
See Note 16 to the Condensed Consolidated Financial Statements for information regarding new accounting pronouncements.
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
Based on their evaluation as of December 30, 2017, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
There have been no changes in our internal controls over financial reporting during the first quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As disclosed in Note 12 to the Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 12 relating to certain legal matters is incorporated herein by reference.

ITEM 1A. Risk Factors
The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward-looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: changes in domestic and global economic conditions, competitive conditions and consumer preferences; adverse weather conditions or natural disasters; health concerns; international, political or military developments; and technological developments. Such developments may affect entertainment, travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, demand for our products and services, expenses of providing medical and pension benefits and performance of some or all company businesses either directly or through their impact on those who distribute our products. Additional factors are discussed in the 2017 Annual Report on Form 10-K under the Item 1A, “Risk Factors.”
Risk Factors Related to the Acquisition of Twenty-First Century Fox (“21CF”)
The proposed Acquisition of 21CF may cause disruption in our business.
The merger agreement related to the acquisition of 21CF (the “Acquisition”) restricts us from taking certain specified actions without 21CF’s consent until the Acquisition is completed or the merger agreement is terminated, including making certain acquisitions and paying dividends in excess of certain thresholds. These restrictions may affect our ability to execute our business strategies and attain our financial and other goals and may impact our financial condition, results of operations and cash flows.
The proposed Acquisition could cause disruptions to our business or business relationships, which could have an adverse impact on results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
The pursuit of the Acquisition and the preparation for the integration of 21CF may place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.
We have incurred and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Acquisition. We may also incur unanticipated costs in the integration of the businesses of 21CF and Disney. The substantial majority of these costs will be non-recurring expenses relating to the Acquisition, and many of these costs are payable regardless of whether or not the Acquisition is consummated. We also could be subject to litigation related to the proposed Acquisition, which could result in significant costs and expenses.
Failure to complete the Acquisition in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our financial condition, results of operations and cash flows.
We currently anticipate the Acquisition will be completed within 12 to 18 months after December 13, 2017, but we cannot be certain when or if the conditions for the Acquisition will be satisfied or (if permissible under applicable law) waived. The Acquisition cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived, including (i) the adoption of the merger agreement by the requisite vote of the 21CF stockholders and the approval of the stock issuance by the requisite vote of Disney stockholders, (ii) receipt of certain required governmental approvals and consents, (iii) receipt by 21CF of a surplus and solvency opinion with respect to the separation of the 21CF assets and liabilities that we are not acquiring in the Acquisition, referred to as the separation, and the cash dividend in connection with the Acquisition, (iv) effectiveness of registration statements with respect to the issuance of Disney shares in connection with the Acquisition and the registration of the common stock of a newly formed subsidiary of 21CF, referred to as New Fox, that is contemplated to own the 21CF assets and liabilities that we are not acquiring in the Acquisition and which will be spun off to 21CF stockholders, (v) authorization of Disney and New Fox shares for listing on NYSE or NASDAQ, as applicable, (vi) the consummation of the separation and spin off of New Fox to 21CF stockholders, (vii) receipt by Disney of a tax ruling from the Australian Taxation Office, (viii) receipt of certain tax opinions by each of 21CF and Disney, including a tax opinion regarding the tax-free treatment of the Acquisition to the 21CF stockholders for U.S. federal income tax purposes, and (ix) the accuracy of the representations and warranties made by 21CF or Disney, as applicable, in the merger agreement. Our obligation to complete the Acquisition is also subject to, among other conditions, the absence of regulatory authorities requiring certain actions on our part.
The satisfaction of the required conditions could delay the completion of the Acquisition for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the Acquisition will be satisfied or waived or that the Acquisition will be completed.
If the Acquisition is not completed in a timely manner or at all, our ongoing business may be adversely affected as follows:

•
we may experience negative reactions from the financial markets, and our stock price could decline to the extent that the current market price reflects an assumption that the transaction will be completed;

•	we may experience negative reactions from employees, customers, suppliers or other third parties;

•	management’s focus may have been diverted from pursuing other opportunities that could have been beneficial to Disney; and

•	our costs of pursuing the Acquisition may be higher than anticipated.
In addition to the above risks, we may be required, under certain circumstances, to pay 21CF a termination fee equal to $1.525 billion, or in connection with a termination under certain specified circumstances in connection with the failure to obtain regulatory approvals, $2.5 billion. If the Acquisition is not consummated, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, financial conditions, results of operations or cash flows.
The Acquisition may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.
We currently expect the Acquisition to be accretive to our earnings per share, excluding the impact of purchase accounting, for the second fiscal year after closing. This expectation, however, is based on preliminary estimates that may materially change. In addition, we could fail to realize all of the benefits anticipated in the Acquisition or experience delays or inefficiencies in realizing such benefits. Such factors could, combined with the issuance of 0.2745 shares of our common stock for each share of the common stock of 21CF, subject to adjustment for certain tax liabilities, result in the Acquisition being dilutive to our earnings per share, which could negatively affect the market price of our common stock.
In order to complete the Acquisition, Disney and 21CF must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, completion of the Acquisition may be jeopardized or the anticipated benefits of the Acquisition could be reduced.
Although Disney and 21CF have agreed to use reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the required governmental approvals or expiration or earlier termination of relevant waiting periods, as the case may be, there can be no assurance that the relevant waiting periods will expire or be terminated or that the relevant approvals will be obtained. As a condition to approving the Acquisition, these governmental authorities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of our business after completion of the Acquisition. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying or preventing completion of the Acquisition or imposing additional material costs on or materially limiting the revenues of the combined company following the Acquisition, or otherwise adversely affecting, including to a material extent, our businesses and results of operations after completion of the Acquisition. If we or 21CF are required to divest assets or businesses, there can be no assurance that we or 21CF will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures. We can provide no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the Acquisition.
Although we expect that the Acquisition will result in synergies and other benefits to us, we may not realize those benefits because of difficulties related to integration, the achievement of synergies, and other challenges.
Disney and 21CF have operated and, until completion of the Acquisition, will continue to operate, independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. If we are not able to successfully integrate 21CF’s businesses with ours or pursue our direct-to-consumer strategy successfully, the anticipated benefits and cost savings of the Acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be loss of key Disney or 21CF employees, loss of customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining the operations of Disney and 21CF in order to realize the anticipated benefits of the Acquisition so the combined company performs as the parties hope:

•	combining the companies’ corporate functions;

•
combining the businesses of Disney and 21CF in a manner that permits us to achieve the synergies anticipated to result from the Acquisition, the failure of which would result in the anticipated benefits of the Acquisition not being realized in the time frame currently anticipated or at all;

•
maintaining existing agreements with customers, distributors, providers, talent and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers, talent and vendors;

•	determining whether and how to address possible differences in corporate cultures and management philosophies;

•	integrating the companies’ administrative and information technology infrastructure;

•	developing products and technology that allow value to be unlocked in the future; and

•	effecting potential actions that may be required in connection with obtaining regulatory approvals.
In addition, at times the attention of certain members of our management and resources may be focused on completion of the Acquisition and integration planning of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our ongoing business and the business of the combined company.
Consummation of the Acquisition will increase our exposure to the risks of operating internationally.
We are a diversified entertainment company that offers entertainment, travel and consumer products worldwide. Although many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside of the U.S., the combination with 21CF will increase the importance of international operations to our future operations, growth and prospects. The risks of operating internationally that we already face may therefore be exacerbated upon completion of the Acquisition.
Our consolidated indebtedness will increase substantially following completion of the Acquisition. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility.
Our consolidated indebtedness as of September 30, 2017 was approximately $25 billion. Upon completion of the Acquisition, we will assume an estimated $20 billion of additional outstanding debt of 21CF if the Sky acquisition is completed. The increased indebtedness could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. In addition, the amount of cash required to pay interest on our increased indebtedness levels will increase following completion of the Acquisition, and thus the demands on our cash resources will be greater than prior to the Acquisition. The increased levels of indebtedness following completion of the Acquisition could also reduce funds available for capital expenditures, share repurchases and dividends, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. Our funds on hand will be further constrained by the issuance of shares of our common stock in the acquisition, because of dividend payments on our common stock, which, as of the date of this filing, were $0.84 per share of our common stock on a semi-annual basis.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 30, 2017:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2017 - October 31, 2017	4,847,957	$98.82	4,820,000	187 million
November 1, 2017 - November 30, 2017	4,308,205	101.77	4,283,745	183 million
December 1, 2017 - December 30, 2017	3,733,222	107.99	3,707,600	179 million
Total	12,889,384	102.46	12,811,345	179 million

(1)
78,039 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
Christine M. McCarthy, Senior Executive Vice President and Chief Financial Officer
February 6, 2018
Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

2.1	Agreement and Plan of Merger, dated as of December 13, 2017, among Twenty-First Century Fox Inc., The Walt Disney Company, TWC Merger Enterprises 2 Corp. and TWC Merger Enterprises 1, LLC	Exhibit 2.1 to the Current Report on Form 8-K/A of the Company filed December 14, 2017

3.1	Amended and Restated Bylaws of The Walt Disney Company as of December 13, 2017	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed December 14, 2017

10.1	Voting Agreement, dated as of December 13, 2017, among The Walt Disney Company, Murdoch Family Trust and Cruden Financial Services LLC	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 14, 2017

10.2	Amendment dated December 13, 2017 to Amended and Restated Employment Agreement with Robert A. Iger, dated as of October 6, 2011	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed December 14, 2017

10.3	Performance-Based Stock Unit Award (Four-Year Vesting subject to Total Shareholder Return Test/Section 162(m) Vesting Requirements) for Robert A. Iger dated as of December 13, 2017	Filed herewith

10.4	Performance-Based Stock Unit Award (Section 162(m) Vesting Requirement) for Robert A. Iger dated as of December 13, 2017	Filed herewith

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes
Filed

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.