Form 10-Q
period 2018-03-31
WALT DISNEY CO/
filed 2018-05-08
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,490,523,320 shares of common stock outstanding as of May 2, 2018.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Revenues:
Services	$12,520	$11,487	$25,504	$23,893
Products	2,028	1,849	4,395	4,227
Total revenues	14,548	13,336	29,899	28,120
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(6,304)	(5,839)	(13,638)	(12,859)
Cost of products (exclusive of depreciation and amortization)	(1,229)	(1,130)	(2,632)	(2,516)
Selling, general, administrative and other	(2,247)	(1,941)	(4,326)	(3,926)
Depreciation and amortization	(731)	(676)	(1,473)	(1,363)
Total costs and expenses	(10,511)	(9,586)	(22,069)	(20,664)
Restructuring and impairment charges	(13)	—	(28)	—
Other income, net	41	—	94	—
Interest expense, net	(143)	(84)	(272)	(183)
Equity in the income of investees	6	85	49	203
Income before income taxes	3,928	3,751	7,673	7,476
Income taxes	(813)	(1,212)	(85)	(2,449)
Net income	3,115	2,539	7,588	5,027
Less: Net income attributable to noncontrolling interests	(178)	(151)	(228)	(160)
Net income attributable to The Walt Disney Company (Disney)	$2,937	$2,388	$7,360	$4,867

Earnings per share attributable to Disney:
Diluted	$1.95	$1.50	$4.86	$3.05

Basic	$1.95	$1.51	$4.88	$3.07

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,510	1,591	1,515	1,597

Basic	1,503	1,580	1,507	1,586

Dividends declared per share	$—	$—	$0.84	$0.78
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net income	$3,115	$2,539	$7,588	$5,027
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	7	1	6	(10)
Market value adjustments for hedges	(112)	(164)	(94)	116
Pension and postretirement medical plan adjustments	94	80	155	126
Foreign currency translation and other	144	67	231	(223)
Other comprehensive income/(loss)	133	(16)	298	9
Comprehensive income	3,248	2,523	7,886	5,036
Net income attributable to noncontrolling interests, including redeemable noncontrolling interests	(178)	(151)	(228)	(160)
Other comprehensive (income)/loss attributable to noncontrolling interests	(74)	(9)	(115)	90
Comprehensive income attributable to Disney	$2,996	$2,363	$7,543	$4,966
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	March 31, 2018	September 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$4,179	$4,017
Receivables	9,678	8,633
Inventories	1,301	1,373
Television costs and advances	1,114	1,278
Other current assets	536	588
Total current assets	16,808	15,889
Film and television costs	8,074	7,481
Investments	3,148	3,202
Parks, resorts and other property
Attractions, buildings and equipment	55,317	54,043
Accumulated depreciation	(30,435)	(29,037)
	24,882	25,006
Projects in progress	3,056	2,145
Land	1,262	1,255
	29,200	28,406
Intangible assets, net	6,962	6,995
Goodwill	31,350	31,426
Other assets	2,401	2,390
Total assets	$97,943	$95,789

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$9,022	$8,855
Current portion of borrowings	5,918	6,172
Deferred revenue and other	4,788	4,568
Total current liabilities	19,728	19,595
Borrowings	18,766	19,119
Deferred income taxes	2,949	4,480
Other long-term liabilities	6,699	6,443
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	1,150	1,148
Equity
Preferred stock, $0.01 par value, Authorized – 100 million shares, Issued – none	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 2.9 billion shares	36,411	36,248
Retained earnings	78,704	72,606
Accumulated other comprehensive loss	(3,345)	(3,528)
	111,770	105,326
Treasury stock, at cost, 1.4 billion shares	(66,619)	(64,011)
Total Disney Shareholders’ equity	45,151	41,315
Noncontrolling interests	3,500	3,689
Total equity	48,651	45,004
Total liabilities and equity	$97,943	$95,789
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended
	March 31, 2018	April 1, 2017
OPERATING ACTIVITIES
Net income	$7,588	$5,027
Depreciation and amortization	1,473	1,363
Deferred income taxes	(1,623)	126
Equity in the income of investees	(49)	(203)
Cash distributions received from equity investees	389	397
Net change in film and television costs and advances	(490)	(428)
Equity-based compensation	194	189
Other	155	261
Changes in operating assets and liabilities:
Receivables	(1,004)	(284)
Inventories	64	90
Other assets	(248)	78
Accounts payable and other accrued liabilities	(92)	(1,934)
Income taxes	406	(9)
Cash provided by operations	6,763	4,673

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(2,044)	(1,923)
Acquisitions	(1,581)	(557)
Other	(180)	90
Cash used in investing activities	(3,805)	(2,390)

FINANCING ACTIVITIES
Commercial paper borrowings, net	1,372	914
Borrowings	1,048	2,053
Reduction of borrowings	(1,350)	(1,233)
Dividends	(1,266)	(1,237)
Repurchases of common stock	(2,608)	(3,500)
Proceeds from exercise of stock options	91	186
Other	(169)	(232)
Cash used in financing activities	(2,882)	(3,049)

Impact of exchange rates on cash, cash equivalents and restricted cash	55	(69)

Change in cash, cash equivalents and restricted cash	131	(835)
Cash, cash equivalents and restricted cash, beginning of period	4,064	4,760
Cash, cash equivalents and restricted cash, end of period	$4,195	$3,925
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	March 31, 2018			April 1, 2017
	Disney Shareholders	Non- controlling Interests (1)	Total Equity	Disney Shareholders	Non- controlling Interests (1)	Total Equity
Beginning balance	$43,289	$3,794	$47,083	$43,210	$3,967	$47,177
Comprehensive income	2,996	251	3,247	2,363	160	2,523
Equity compensation activity	157	—	157	182	—	182
Common stock repurchases	(1,295)	—	(1,295)	(2,035)	—	(2,035)
Distributions and other	4	(545)	(541)	64	(644)	(580)
Ending balance	$45,151	$3,500	$48,651	$43,784	$3,483	$47,267

(1)	Excludes redeemable noncontrolling interest
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Six Months Ended
	March 31, 2018			April 1, 2017
	Disney Shareholders	Non- controlling Interests (1)	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$41,315	$3,689	$45,004	$43,265	$4,058	$47,323
Comprehensive income	7,543	348	7,891	4,966	70	5,036
Equity compensation activity	163	—	163	230	—	230
Dividends	(1,266)	—	(1,266)	(1,237)	—	(1,237)
Common stock repurchases	(2,608)	—	(2,608)	(3,500)	—	(3,500)
Distributions and other	4	(537)	(533)	60	(645)	(585)
Ending balance	$45,151	$3,500	$48,651	$43,784	$3,483	$47,267

(1)	Excludes redeemable noncontrolling interest
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 29, 2018. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation.
These financial statements should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K.
The Company enters into relationships or investments with other entities that may be variable interest entities (VIE). A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant (as defined by ASC 810-10-25-38) to the VIE. Hong Kong Disneyland Resort and Shanghai Disney Resort (collectively the Asia Theme Parks) are VIEs in which the Company has less than 50% equity ownership. Company subsidiaries (the Management Companies) have management agreements with the Asia Theme Parks, which provide the Management Companies, subject to certain protective rights of joint venture partners, with the ability to direct the day-to-day operating activities and the development of business strategies that we believe most significantly impact the economic performance of the Asia Theme Parks. In addition, the Management Companies receive management fees under these arrangements that we believe could be significant to the Asia Theme Parks. Therefore, the Company has consolidated the Asia Theme Parks in its financial statements.
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

	March 31, 2018	September 30, 2017
Cash and cash equivalents	$4,179	$4,017
Restricted cash included in:
Other current assets	11	26
Other assets	5	21
Total cash, cash equivalents and restricted cash in the statement of cash flows	$4,195	$4,064

3.	Segment Information
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Media Networks	$13	$88	$63	$207
Parks and Resorts	(7)	(3)	(14)	(5)
Consumer Products & Interactive Media	—	—	—	1
Equity in the income of investees included in segment operating income	$6	$85	$49	$203
Segment revenues and segment operating income are as follows:

	Quarter Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Revenues (1):
Media Networks	$6,138	$5,946	$12,381	$12,179
Parks and Resorts	4,879	4,299	10,033	8,854
Studio Entertainment	2,454	2,034	4,958	4,554
Consumer Products & Interactive Media	1,077	1,057	2,527	2,533
	$14,548	$13,336	$29,899	$28,120
Segment operating income (1):
Media Networks	$2,082	$2,223	$3,275	$3,585
Parks and Resorts	954	750	2,301	1,860
Studio Entertainment	847	656	1,676	1,498
Consumer Products & Interactive Media	354	367	971	1,009
	$4,237	$3,996	$8,223	$7,952

(1)
Studio Entertainment revenues and operating income include an allocation of Consumer Products & Interactive Media revenues, which is meant to reflect royalties on sales of merchandise based on film properties. The increase to Studio Entertainment revenues and operating income and corresponding decrease to Consumer Products & Interactive Media revenues and operating income was $136 million and $107 million for the quarters ended March 31, 2018 and April 1, 2017, respectively, and $307 million and $288 million for the six months ended March 31, 2018 and April 1, 2017, respectively.

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Segment operating income	$4,237	$3,996	$8,223	$7,952
Corporate and unallocated shared expenses	(194)	(161)	(344)	(293)
Restructuring and impairment charges	(13)	—	(28)	—
Other income, net	41	—	94	—
Interest expense, net	(143)	(84)	(272)	(183)
Income before income taxes	$3,928	$3,751	$7,673	$7,476
In March, the Company announced a strategic reorganization of its businesses into four operating segments: the newly-formed Direct-to-Consumer and International; the combined Parks, Experiences and Consumer Products; Media Networks; and Studio Entertainment. The Company is in the process of modifying internal and external reporting processes and systems to accommodate the new structure and expects to transition to the new segment reporting structure by the beginning of fiscal 2019. We continue to report operating results to our chief operating decision maker using our current operating segments.

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
The Company has the right to purchase MLB’s interest in BAMTech starting five years from and ending ten years after the acquisition date at the greater of fair value or the guaranteed floor value. The Company has the right to acquire the NHL interest in fiscal years 2020 or 2021 for $500 million.
The acquisition date fair value of the noncontrolling interests was estimated at $1.1 billion, which was calculated using an option pricing model and generally reflects the net present value of the expected future redemption amount.
As a result of the MLB and NHL sale rights, the noncontrolling interests will generally not be allocated BAMTech losses. Prospectively, the Company will record the noncontrolling interests at the greater of (i) their acquisition date fair value adjusted for their share (if any) of earnings, losses, or dividends or (ii) an accreted value from the date of the acquisition to the earliest redemption date. The accretion of the MLB interest to the earliest redemption value in five years after the acquisition date will be recorded using an interest method. As of March 31, 2018, the redeemable noncontrolling interest subject to accretion would have had a redemption amount of $586 million if it were redeemed at that time. Adjustments to the carrying amount of redeemable noncontrolling interests increase or decrease income available to Company shareholders through an adjustment to “Net income attributable to noncontrolling interests” on the Condensed Consolidated Statement of Income.
The Company is negotiating to provide the noncontrolling interest holder in ESPN a portion of the Company’s share of the BAMTech direct-to-consumer sports business at a price that is consistent with the amount the Company invested. If such transaction is finalized, the ESPN noncontrolling interest holder’s investment would be recorded as a noncontrolling interest transaction when consummated.
We have allocated $3.5 billion of the purchase price to goodwill (approximately half of which is deductible for tax purposes) with the remainder primarily allocated to identifiable intangible assets. We are in the process of finalizing the valuation of the acquired assets, assumed liabilities and noncontrolling interests.
The revenue and costs of BAMTech included in the Company’s Condensed Consolidated Statement of Income for the six months ended March 31, 2018 were approximately $0.2 billion and $0.3 billion, respectively.
Twenty-First Century Fox
On December 14, 2017, the Company and Twenty-First Century Fox, Inc. (“21CF”) announced a definitive agreement (the “Merger Agreement”) for the Company to acquire 21CF. Prior to the acquisition, 21CF will transfer a portfolio of its news, sports and broadcast businesses, including the Fox News Channel, Fox Business Network, Fox Broadcasting Company, Fox Sports, Fox Television Stations Group, FS1, FS2, Fox Deportes and Big Ten Network and certain other assets and liabilities into a newly formed subsidiary (“New Fox”) (the “New Fox Separation”) and distribute all of the issued and outstanding common stock of New Fox to shareholders of 21CF (other than holders that are subsidiaries of 21CF (shares held by such holders, the “Hook Stock”)) on a pro rata basis (the “New Fox Distribution”). Prior to the New Fox Distribution, New Fox will pay 21CF a dividend in the amount of $8.5 billion. As the New Fox Separation and the New Fox Distribution will be taxable to 21CF at the corporate level, the dividend is intended to fund the taxes resulting from the New Fox Separation and New Fox Distribution and certain other transactions contemplated by the Merger Agreement (the “Transaction Tax”). 21CF will retain all assets and liabilities not transferred to New Fox, which will include the 21CF film and television studios, certain cable networks (including FX and National Geographic) and 21CF’s international television businesses. Following the New Fox Separation and the New Fox Distribution, TWC Merger Enterprises 2 Corp., a wholly owned subsidiary of the Company (“Merger Sub”) will merge with and into 21CF (the “Initial Merger”), with 21CF surviving (the “Surviving Corporation”). Immediately after the effective time of the Initial Merger, the Surviving Corporation will merge with and into TWC Merger Enterprises 1, LLC, a wholly owned subsidiary of the Company (“Merger LLC”), with Merger LLC to be the surviving entity (the “Subsequent

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Merger,” and together with the Initial Merger, the “Mergers”). As a result of the Mergers, 21CF will become a wholly owned subsidiary of the Company.
The Boards of Directors of the Company and 21CF have approved the transaction. In order to seek approval from 21CF and the Company’s shareholders, the Company filed a preliminary Form S-4 Registration Statement (“S-4”) with the U.S. Securities and Exchange Commission (“SEC”) on April 18, 2018, which S-4, once effective, will constitute a prospectus for the registration of Company common stock to be delivered to 21CF shareholders pursuant to the Merger Agreement as well as a joint proxy statement of the Company and 21CF. The consummation of the transaction is subject to various conditions, including, among others, (i) customary conditions relating to the adoption of the Merger Agreement by the requisite vote of shareholders of 21CF and the approval of the stock issuance by the requisite vote of the Company’s shareholders, (ii) the consummation of the New Fox Separation, (iii) the receipt of a tax ruling from the Australian Taxation Office and certain tax opinions with respect to the treatment of the transaction under U.S. and Australian tax laws, and (iv) the receipt of certain regulatory approvals and governmental consents.
Upon consummation of the transaction, each issued and outstanding share of 21CF common stock (other than Hook Stock) will be exchanged automatically for 0.2745 shares of Company common stock. The exchange ratio may be subject to an adjustment based on the final estimate of the Transaction Tax and other transactions contemplated by the Merger Agreement. The initial exchange ratio in the Merger Agreement of 0.2745 shares of Company common stock for each share of 21CF common stock (other than Hook Stock) was set based on an estimate of $8.5 billion for the Transaction Tax and will be adjusted immediately prior to consummation of the transaction if the final estimate of the Transaction Tax at closing is more than $8.5 billion or less than $6.5 billion. Such adjustment could increase or decrease the exchange ratio, depending on whether the final estimate is lower or higher, respectively, than $6.5 billion or $8.5 billion. Additionally, if the final estimate of the Transaction Tax is lower than $8.5 billion, the Company will make a cash payment to New Fox reflecting the difference between such amount and $8.5 billion, up to a maximum cash payment of $2.0 billion. As included in the S-4 filing, based on the number of shares of 21CF common stock outstanding as of April 11, 2018 and the closing price for the Company’s common stock on April 11, 2018 of $100.80, the Company would be required to issue approximately 512 million new shares of Company common stock, a value of approximately $51.6 billion. The value at which the Company will record the equity consideration will be based upon the Company’s stock price on the date the transaction closes. In addition, the Company will assume 21CF’s net debt, which was approximately $14.6 billion as of December 30, 2017 (approximately $19.8 billion of debt less approximately $5.2 billion in cash).
Under the terms of the Merger Agreement, Disney will pay 21CF $2.5 billion if the merger is not consummated under certain circumstances relating to the failure to obtain approvals, or if there is a final, non-appealable order preventing the transaction, in each case, relating to antitrust laws, communications laws or foreign regulatory laws. If the Merger Agreement is terminated under certain other circumstances relating to changes in board recommendations and/or alternative transactions, the Company or 21CF may be required to pay the other party approximately $1.5 billion.
21CF currently has an approximately 39% interest in Sky. In December 2016, 21CF issued an announcement disclosing the terms of a firm offer to acquire the fully diluted share capital of Sky which 21CF and its affiliates do not already own at a price of £10.75 per share, payable in cash, subject to certain payments of dividends (the “Sky Acquisition”). The Sky Acquisition remains subject to certain customary closing conditions, including approval by the UK Secretary of State for Digital, Culture, Media and Sport and the requisite approval by Sky shareholders unaffiliated with 21CF. On April 12, 2018, the U.K. Takeover Panel ruled that, if the closing occurs under the Merger Agreement, and if 21CF has not previously completed its acquisition of the remaining interests in Sky and if no third party has acquired more than 50% of the ordinary shares in Sky prior to such time, then Disney will be obliged to make a mandatory offer for all the ordinary shares in Sky not already owned by 21CF in accordance with Note 8 of Rule 9.1 of the U.K. Takeover Code within 28 days of the closing under the Merger Agreement. The U.K. Takeover Panel further ruled that any such offer would be required to be made in cash and at a price of £10.75 for each ordinary share in Sky.
In connection with 21CF’s efforts to obtain U.K. regulatory approval for the Sky Acquisition, 21CF offered to sell, and Disney has advised 21CF that it is prepared to acquire, the Sky News business for a nominal amount if the Sky Acquisition is completed. Under the terms of the proposal, the Company would be committed to operate the Sky News business at its current cost structure for 10 years and 21CF has agreed to fund the anticipated costs of the Sky News business, based on the current cost structure (plus inflation), for 10 years.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Goodwill
The changes in the carrying amount of goodwill for the six months ended March 31, 2018 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products & Interactive Media	Unallocated (1)	Total
Balance at Sept. 30, 2017	$16,325	$291	$6,817	$4,393	$3,600	$31,426
Acquisitions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Other, net	3	—	2	1	(82)	(76)
Balance at Mar. 31, 2018	$16,328	$291	$6,819	$4,394	$3,518	$31,350

(1)
Unallocated amount will be allocated to the segments once the BAMTech purchase price allocation is finalized. Other, net represents the impact on goodwill of updates to our initial estimated fair value of intangible assets related to BAMTech.

5.	Borrowings
During the six months ended March 31, 2018, the Company’s borrowing activity was as follows:

	September 30, 2017	Borrowings	Payments	Other Activity	March 31, 2018
Commercial paper with original maturities less than three months(1)	$1,151	$—	$(764)	$(2)	$385
Commercial paper with original maturities greater than three months	1,621	4,467	(2,331)	9	3,766
U.S. and European medium-term notes	19,721	—	(1,300)	12	18,433
BAMTech acquisition payable	1,581	—	(1,581)	—	—
Asia Theme Parks borrowings(2)	1,145	—	—	81	1,226
Foreign currency denominated debt and other(3)	72	1,048	(50)	(196)	874
Total	$25,291	$5,515	$(6,026)	$(96)	$24,684

(1)	Borrowings and payments are reported net.

(2)	The other activity is primarily the U.S. dollar weakening against the Chinese Renminbi.

(3)	The other activity is primarily market value adjustments for debt with qualifying hedges.
The Company has bank facilities with a syndicate of lenders to support commercial paper borrowings as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2019	$6,000	$—	$6,000
Facility expiring March 2021	2,250	—	2,250
Facility expiring March 2023	4,000	—	4,000
Total	$12,250	$—	$12,250
The Company had bank facilities totaling $2.5 billion and $2.25 billion expiring in March 2018 and March 2019, respectively. These facilities were refinanced increasing the borrowing capacity to $6.0 billion and $4.0 billion and extending the maturity dates to March 2019 and March 2023, respectively. All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.18% to 1.63%. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2023, which if utilized, reduces available borrowings under this facility. As of March 31, 2018, the Company has $196 million of outstanding letters of credit, of which none were issued under this facility. The facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants, or

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

events of default and contain only one financial covenant relating to interest coverage, which the Company met on March 31, 2018 by a significant margin.
Cruise Ship Credit Facilities
In October 2016 and December 2017, the Company entered into credit facilities to finance three new cruise ships, which are expected to be delivered in 2021, 2022 and 2023. The financings may be used for up to 80% of the contract price of the cruise ships. Under the agreements, $1.0 billion in financing is available beginning in April 2021, $1.1 billion is available beginning in May 2022 and $1.1 billion is available beginning in April 2023. If utilized, the interest rates will be fixed at 3.48%, 3.72% and 3.74%, respectively, and the loan and interest will be payable semi-annually over a 12-year period from the borrowing date. Early repayment is permitted subject to cancellation fees.
Interest expense, net
Interest and investment income and interest expense are reported net in the Condensed Consolidated Statements of Income and consist of the following (net of capitalized interest):

	Quarter Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Interest expense	$(172)	$(115)	$(318)	$(236)
Interest and investment income	29	31	46	53
Interest expense, net	$(143)	$(84)	$(272)	$(183)
Interest and investment income includes gains and losses on the sale of publicly and non-publicly traded investments, investment impairments and interest earned on cash and cash equivalents and certain receivables.

6.	International Theme Parks
The Company has a 47% ownership interest in the operations of Hong Kong Disneyland Resort and a 43% ownership interest in the operations of Shanghai Disney Resort (the Asia Theme Parks together with Disneyland Paris are collectively referred to as the International Theme Parks).
The following table summarizes the carrying amounts of the International Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
Cash and cash equivalents	$780	$843
Other current assets	450	376
Total current assets	1,230	1,219
Parks, resorts and other property	9,640	9,403
Other assets	94	111
Total assets (1)	$10,964	$10,733

Current liabilities	$1,075	$1,163
Borrowings - long-term	1,226	1,145
Other long-term liabilities	386	371
Total liabilities (1)	$2,687	$2,679

(1)
Total assets of the Asia Theme Parks were $8 billion at March 31, 2018 and September 30, 2017, which primarily consist of parks, resorts and other property of $7 billion at March 31, 2018 and September 30, 2017. Total liabilities of the Asia Theme Parks were $2 billion at March 31, 2018 and September 30, 2017.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statement of Income for the six months ended March 31, 2018:

March 31, 2018
Revenues	$1,749
Costs and expenses	(1,752)
Equity in the loss of investees	(14)
Asia Theme Parks’ royalty and management fees of $83 million for the six months ended March 31, 2018 are eliminated in consolidation but are considered in calculating earnings allocated to noncontrolling interests.
International Theme Parks’ cash flows for the six months ended March 31, 2018 included in the Company’s Condensed Consolidated Statement of Cash Flows were $272 million generated from operating activities, $319 million used in investing activities and $8 million generated from financing activities. The majority of cash flows used in investing activities were for the Asia Theme Parks.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have 53% and 47% equity interests in Hong Kong Disneyland Resort, respectively.
As part of financing the construction of a third hotel, which opened in April 2017, the Company and HKSAR have provided loans with outstanding balances of $140 million and $93 million, respectively, which bear interest at a rate of three month HIBOR plus 2% and mature in September 2025. The Company’s loan is eliminated upon consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.1 billion ($269 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2023. There is no outstanding balance under the line of credit at March 31, 2018.
In August 2017, the Company and HKSAR entered into an agreement for a multi-year expansion of Hong Kong Disneyland that will add a number of new guest offerings, including two new themed areas, by 2023. Under the terms of the agreement, the HK $10.9 billion ($1.4 billion) expansion will be funded by equity contributions from the Company and HKSAR on an equal basis.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, is responsible for operating Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $788 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. In addition, the Company has an outstanding balance of $320 million due from Shanghai Disney Resort related to development costs, pre-opening expense and royalties and management fees. The Company has also provided Shanghai Disney Resort with a $157 million line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at March 31, 2018. These balances are eliminated upon consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 6.8 billion yuan (approximately $1.1 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $217 million) line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at March 31, 2018.

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

•
The Company remeasured its U.S. federal deferred tax assets and liabilities at the rate that the Company expects to be in effect when those deferred taxes will be realized (either 24.5% if in 2018 or 21.0% thereafter). The Company

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

recognized a benefit from the deferred tax remeasurement of approximately $2.0 billion in the six months ended March 31, 2018.

•
A one-time tax is due on certain accumulated foreign earnings (Deemed Repatriation Tax), which is payable over eight years. The effective tax rate is generally 15.5% on the portion of the earnings held in cash and cash equivalents and 8% on the remainder. The Company recognized a charge for the Deemed Repatriation Tax of approximately $350 million in the six months ended March 31, 2018. Generally there will no longer be a U.S. federal income tax cost arising from the repatriation of foreign earnings.

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
The amounts that the Company has recorded are provisional estimates of the impact the Tax Act will have on the Company’s financial statements in fiscal 2018. Additional information and analysis is required to finalize the impact that the Tax Act will have on our full year financial results including the following:

•	Filing the fiscal 2017 U.S. federal income tax return, which could impact our estimated foreign earnings and deferred income tax assets and liabilities, and

•	Finalizing the determination of foreign cash and cash equivalents at the end of fiscal 2018, which is required to calculate the Deemed Repatriation Tax.
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
During the six months ended March 31, 2018, the Company increased its gross unrecognized tax benefits by $0.1 billion to $0.9 billion. In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters. These resolutions would reduce our unrecognized tax benefits by approximately $296 million, of which $131 million would reduce our income tax expense and effective tax rate if recognized.

8.	Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Service costs	$87	$92	$175	$183	$2	$3	$5	$6
Interest costs	122	111	245	223	15	14	30	28
Expected return on plan assets	(227)	(218)	(452)	(437)	(13)	(12)	(26)	(24)
Amortization of prior-year service costs	5	2	8	5	—	—	—	—
Recognized net actuarial loss	88	101	175	202	4	4	7	8
Net periodic benefit cost	$75	$88	$151	$176	$8	$9	$16	$18

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

During the six months ended March 31, 2018, the Company did not make any material contributions to its pension and postretirement medical plans. The Company is assessing whether it will make any material contributions in the remainder of fiscal 2018. Final funding amounts for fiscal 2018 will be assessed based on our January 1, 2018 funding actuarial valuation, which will be available by the end of the fourth quarter of fiscal 2018.

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

	Quarter Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,503	1,580	1,507	1,586
Weighted average dilutive impact of Awards	7	11	8	11
Weighted average number of common and common equivalent shares outstanding (diluted)	1,510	1,591	1,515	1,597
Awards excluded from diluted earnings per share	12	8	13	12

10.	Equity
The Company paid the following dividends in fiscal 2018 and 2017:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.84	$1.3 billion	Second Quarter of Fiscal 2018	Second Half 2017
$0.78	$1.2 billion	Fourth Quarter of Fiscal 2017	First Half 2017
$0.78	$1.2 billion	Second Quarter of Fiscal 2017	Second Half 2016
During the six months ended March 31, 2018, the Company repurchased 25 million shares of its common stock for $2.6 billion. As of March 31, 2018, the Company had remaining authorization in place to repurchase approximately 167 million additional shares. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
AOCI, before tax	Investments	Cash Flow Hedges
Balance at December 30, 2017	$14	$(69)	$(4,810)	$(461)	$(5,326)
Quarter Ended March 31, 2018:
Unrealized gains (losses) arising during the period	10	(165)	24	103	(28)
Reclassifications of realized net (gains) losses to net income	—	37	96	—	133
Balance at March 31, 2018	$24	$(197)	$(4,690)	$(358)	$(5,221)

Balance at December 31, 2016	$26	$398	$(5,751)	$(662)	$(5,989)
Quarter Ended April 1, 2017:
Unrealized gains (losses) arising during the period	8	(206)	5	63	(130)
Reclassifications of realized net (gains) losses to net income	(6)	(51)	108	—	51
Balance at April 1, 2017	$28	$141	$(5,638)	$(599)	$(6,068)

Balance at September 30, 2017	$15	$(108)	$(4,906)	$(523)	$(5,522)
Six Months Ended March 31, 2018:
Unrealized gains (losses) arising during the period	9	(146)	24	165	52
Reclassifications of net (gains) losses to net income	—	57	192	—	249
Balance at March 31, 2018	$24	$(197)	$(4,690)	$(358)	$(5,221)

Balance at October 1, 2016	$44	$(38)	$(5,859)	$(521)	$(6,374)
Six Months Ended April 1, 2017:
Unrealized gains (losses) arising during the period	(10)	300	5	(78)	217
Reclassifications of net (gains) losses to net income	(6)	(121)	216	—	89
Balance at April 1, 2017	$28	$141	$(5,638)	$(599)	$(6,068)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
Tax on AOCI	Investments	Cash Flow Hedges
Balance at December 30, 2017	$(7)	$25	$1,804	$100	$1,922
Quarter Ended March 31, 2018:
Unrealized gains (losses) arising during the period	(3)	25	(3)	(33)	(14)
Reclassifications of realized net (gains) losses to net income	—	(9)	(23)	—	(32)
Balance at March 31, 2018	$(10)	$41	$1,778	$67	$1,876

Balance at December 31, 2016	$(11)	$(143)	$2,146	$142	$2,134
Quarter Ended April 1, 2017:
Unrealized gains (losses) arising during the period	(3)	74	7	(5)	73
Reclassifications of realized net (gains) losses to net income	2	19	(40)	—	(19)
Balance at April 1, 2017	$(12)	$(50)	$2,113	$137	$2,188

Balance at September 30, 2017	$(7)	$46	$1,839	$116	$1,994
Six Months Ended March 31, 2018:
Unrealized gains (losses) arising during the period	(3)	12	(3)	(49)	(43)
Reclassifications of net (gains) losses to net income	—	(17)	(58)	—	(75)
Balance at March 31, 2018	$(10)	$41	$1,778	$67	$1,876

Balance at October 1, 2016	$(18)	$13	$2,208	$192	$2,395
Six Months Ended April 1, 2017:
Unrealized gains (losses) arising during the period	4	(108)	(15)	(55)	(174)
Reclassifications of net (gains) losses to net income	2	45	(80)	—	(33)
Balance at April 1, 2017	$(12)	$(50)	$2,113	$137	$2,188

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
AOCI, after tax	Investments	Cash Flow Hedges
Balance at December 30, 2017	$7	$(44)	$(3,006)	$(361)	$(3,404)
Quarter Ended March 31, 2018:
Unrealized gains (losses) arising during the period	7	(140)	21	70	(42)
Reclassifications of realized net (gains) losses to net income	—	28	73	—	101
Balance at March 31, 2018	$14	$(156)	$(2,912)	$(291)	$(3,345)

Balance at December 31, 2016	$15	$255	$(3,605)	$(520)	$(3,855)
Quarter Ended April 1, 2017:
Unrealized gains (losses) arising during the period	5	(132)	12	58	(57)
Reclassifications of realized net (gains) losses to net income	(4)	(32)	68	—	32
Balance at April 1, 2017	$16	$91	$(3,525)	$(462)	$(3,880)

Balance at September 30, 2017	$8	$(62)	$(3,067)	$(407)	$(3,528)
Six Months Ended March 31, 2018:
Unrealized gains (losses) arising during the period	6	(134)	21	116	9
Reclassifications of net (gains) losses to net income	—	40	134	—	174
Balance at March 31, 2018	$14	$(156)	$(2,912)	$(291)	$(3,345)

Balance at October 1, 2016	$26	$(25)	$(3,651)	$(329)	$(3,979)
Six Months Ended April 1, 2017:
Unrealized gains (losses) arising during the period	(6)	192	(10)	(133)	43
Reclassifications of net (gains) losses to net income	(4)	(76)	136	—	56
Balance at April 1, 2017	$16	$91	$(3,525)	$(462)	$(3,880)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended		Six Months Ended
		March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Investments, net	Interest expense, net	$—	$6	$—	$6
Estimated tax	Income taxes	—	(2)	—	(2)
		—	4	—	4

Cash flow hedges	Primarily revenue	(37)	51	(57)	121
Estimated tax	Income taxes	9	(19)	17	(45)
		(28)	32	(40)	76

Pension and postretirement medical expense	Costs and expenses	(96)	(108)	(192)	(216)
Estimated tax	Income taxes	23	40	58	80
		(73)	(68)	(134)	(136)

Total reclassifications for the period		$(101)	$(32)	$(174)	$(56)
At March 31, 2018 and September 30, 2017, unrealized gains and losses on available-for-sale investments were not material.

11.	Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Stock options	$23	$22	$46	$42
RSUs	77	70	148	147
Total equity-based compensation expense (1)	$100	$92	$194	$189
Equity-based compensation expense capitalized during the period	$18	$21	$37	$42

(1)	Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $178 million and $618 million, respectively, as of March 31, 2018.
The weighted average grant date fair values of options granted during the six months ended March 31, 2018 and April 1, 2017 were $28.01 and $25.79, respectively.
During the six months ended March 31, 2018, the Company made equity compensation grants consisting of 4.0 million stock options and 4.2 million RSUs.

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
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales,

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of March 31, 2018, the remaining debt service obligation guaranteed by the Company was $301 million, of which $47 million was principal. To the extent that tax revenues exceed the debt service payments subsequent to the Company funding a shortfall, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
The Company has guaranteed $113 million of Hulu LLC’s $338 million term loan, which expires in August 2022. The Company is also committed to make a capital contribution of approximately $450 million to Hulu in calendar 2018. For the six months ended March 31, 2018, the Company made capital contributions of $114 million against this commitment. Hulu is a joint venture in which the Company has a 30% ownership interest.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of television program rights and vacation ownership units. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.8 billion as of March 31, 2018. The activity in the current period related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was approximately $0.7 billion as of March 31, 2018. The activity in the current period related to the allowance for credit losses was not material.

13.	Fair Value Measurements
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and is generally classified in one of the following categories:
Level 1 - Quoted prices for identical instruments in active markets
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets
Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable
The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level:

	Fair Value Measurement at March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Investments	$42	$—	$—	$42
Derivatives
Foreign exchange	—	458	—	458
Other	—	10	—	10
Liabilities
Derivatives
Interest rate	—	(296)	—	(296)
Foreign exchange	—	(688)	—	(688)
Total recorded at fair value	$42	$(516)	$—	$(474)
Fair value of borrowings	$—	$23,762	$1,267	$25,029

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
Level 2 borrowings, which include commercial paper, U.S. medium-term notes and certain foreign currency denominated borrowings, are valued based on quoted prices for similar instruments in active markets.
Level 3 borrowings include the Asia Theme Park borrowings, which are valued based on the current borrowing cost and credit risk of the Asia Theme Parks as well as historical market transactions and prevailing market interest rates.
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
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of March 31, 2018
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$107	$308	$(281)	$(282)
Interest rate	—	—	(260)	—
Other	8	2	—	—
Derivatives not designated as hedges
Foreign exchange	25	18	(86)	(39)
Interest rate	—	—	—	(36)
Gross fair value of derivatives	140	328	(627)	(357)
Counterparty netting	(125)	(324)	206	243
Cash collateral (received)/paid	(10)	—	261	—
Net derivative positions	$5	$4	$(160)	$(114)

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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of March 31, 2018 and September 30, 2017, the total notional amount of the Company’s pay-floating interest rate swaps was $7.8 billion and $8.2 billion, respectively. The following table summarizes adjustments related to fair value hedges included in “Interest expense, net” in the Condensed Consolidated Statements of Income.

	Quarter Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Gain (loss) on interest rate swaps	$(102)	$(10)	$(166)	$(242)
Gain (loss) on hedged borrowings	102	10	166	242
In addition, during the quarter and six months ended March 31, 2018, the Company realized net benefits of zero and $7 million, respectively in “Interest expense, net” related to pay-floating interest rate swaps. During the quarter and six months ended April 1, 2017, the Company realized net benefits of $10 million and $22 million, respectively in “Interest expense, net” related to pay-floating interest rate swaps.
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at March 31, 2018 or at September 30, 2017, and gains and losses related to pay-fixed swaps recognized in earnings for the quarter and six months ended March 31, 2018 and April 1, 2017 were not material.
To facilitate its interest rate risk management activities, the Company sold options in November 2016 and October 2017 to enter into a future pay-floating interest rate swaps indexed to LIBOR for $1.0 billion in future borrowings. The fair values of these contracts as of March 31, 2018 were not material. In April 2018, the Company sold additional options for $1.0 billion in future borrowings with similar terms. The options are not designated as hedges and do not qualify for hedge accounting; accordingly, changes in their fair value are recorded in earnings.

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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of March 31, 2018 and September 30, 2017, the notional amounts of the Company’s net foreign exchange cash flow hedges were $6.8 billion and $6.3 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the six months ended March 31, 2018 and April 1, 2017 were not material. Net deferred losses recorded in AOCI for contracts that will mature in the next twelve months totaled $199 million.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at March 31, 2018 and September 30, 2017 were $3.3 billion and $3.6 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities for the quarter and six months ended March 31, 2018 and April 1, 2017 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income:

	Costs and Expenses		Interest expense, net		Income Tax expense
Quarter Ended:	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net gains (losses) on foreign currency denominated assets and liabilities	$64	$110	$24	$(3)	$(15)	$(11)
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(77)	(103)	(27)	3	17	14
Net gains (losses)	$(13)	$7	$(3)	$—	$2	$3

Six Months Ended:
Net gains (losses) on foreign currency denominated assets and liabilities	$81	$(123)	$27	$4	$(12)	$12
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(91)	118	(28)	(4)	16	(17)
Net gains (losses)	$(10)	$(5)	$(1)	$—	$4	$(5)
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at March 31, 2018 and September 30, 2017 and related gains or losses recognized in earnings for the quarter and six months ended March 31, 2018 and April 1, 2017 were not material.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount and fair value of these contracts at March 31, 2018 and September 30, 2017 were not material. The related gains or losses recognized in earnings for the quarter and six months ended March 31, 2018 and April 1, 2017 were not material.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $535 million and $217 million on March 31, 2018 and September 30, 2017, respectively.

15.	Restructuring and Impairment Charges and Other Income
The Company recorded $13 million and $28 million of restructuring and impairment charges in the current quarter and six-month period, respectively, primarily for severance costs.
The Company recorded $94 million of other income in the six-month period, which included a $53 million gain from the sale of property rights in the first quarter and $41 million, primarily for insurance proceeds related to a legal matter, in the current quarter.

16.	New Accounting Pronouncements
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the Financial Accounting Standards Board (FASB) issued guidance as a result of the Tax Act to permit the reclassification of certain tax effects in accumulated other comprehensive income (AOCI) to retained earnings. Current accounting guidance requires that adjustments to deferred tax assets and liabilities for changes in enacted tax rates be recorded through income from continuing operations even if the deferred taxes were originally established through comprehensive income. The new guidance allows companies to make a one-time election to reclassify the tax effects resulting from the Tax Act on items in AOCI to retained earnings. The new guidance is effective beginning with the first quarter of the Company’s 2020 fiscal year (with early adoption permitted) and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is currently assessing the potential impact this guidance will have on its financial statements.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued guidance to improve certain aspects of the hedge accounting model including making more risk management strategies eligible for hedge accounting and simplifying the assessment of hedge effectiveness. We do not expect the adoption of the new standard will have a material impact on our consolidated financial statements as our historical hedging ineffectiveness has been immaterial. The new guidance is effective beginning with the Company’s 2020 fiscal year (with early adoption permitted) and requires prospective adoption with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption for existing hedging relationships.
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued guidance that requires presentation of the components of net periodic pension and postretirement benefit costs other than service costs in an income statement line item outside of a subtotal of income from operations. The service cost component will continue to be presented in the same line items as other employee compensation costs. In addition, under the guidance only service costs are eligible for capitalization, for example, as part of a self-constructed fixed asset or a film production. The new guidance is effective beginning with the first quarter of the Company’s 2019 fiscal year. The guidance is required to be adopted retrospectively with respect to income statement presentation and prospectively for the capitalization requirement. We do not expect the change in capitalization requirement to have a material impact on our financial statements. See Note 8 of this filing and Note 10 to the Consolidated Financial Statements in the 2017 Annual Report on Form 10-K for the amount of each component of net periodic pension and postretirement benefit costs we have reported

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

historically. These amounts of net periodic pension and postretirement benefit costs are not necessarily indicative of future amounts that may arise in years following implementation of the new accounting pronouncement.
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
Leases
In February 2016, the FASB issued a new lease accounting standard, which requires the present value of committed operating lease payments to be recorded as right-of-use lease assets and lease liabilities on the balance sheet. As of September 30, 2017, the Company had an estimated $3.3 billion in undiscounted future minimum lease commitments. The Company is currently assessing the impact of the new guidance on its financial statements. The guidance is required to be adopted retrospectively and is effective at the beginning of the Company’s 2020 fiscal year (with early adoption permitted). The FASB has recently proposed guidance that would allow adoption of the standard as of the effective date without restating prior periods.
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

We are continuing our assessment of the information that may be necessary for the expanded disclosures required under the new guidance, as well as identifying potential changes to our internal controls to support our new revenue recognition policies and disclosure requirements.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The guidance may be adopted either by restating fiscal 2017 and 2018 to reflect the impact of the new guidance (full retrospective method) or by recording the impact of adoption as an adjustment to retained earnings at the beginning of fiscal 2019 (modified retrospective method). The Company currently expects to adopt the standard using the modified retrospective method.
The Company’s equity method investees are considered private companies for purposes of applying the new guidance and are not required to adopt the new standard until fiscal years beginning after December 15, 2018. Our significant equity method investees are reviewing their revenue streams to determine the potential impact of the new standard on their financial statements. We currently do not expect any material impacts to the Company’s consolidated financial statements upon the investees’ adoption of the new guidance.

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
Business Segment Results
Impact of U.S. tax reform
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
Our summary consolidated results are presented below:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions, except per share data)	March 31, 2018	April 1, 2017	Better/ (Worse)	March 31, 2018	April 1, 2017	Better/ (Worse)
Revenues:
Services	$12,520	$11,487	9%	$25,504	$23,893	7%
Products	2,028	1,849	10%	4,395	4,227	4%
Total revenues	14,548	13,336	9%	29,899	28,120	6%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(6,304)	(5,839)	(8)%	(13,638)	(12,859)	(6)%
Cost of products (exclusive of depreciation and amortization)	(1,229)	(1,130)	(9)%	(2,632)	(2,516)	(5)%
Selling, general, administrative and other	(2,247)	(1,941)	(16)%	(4,326)	(3,926)	(10)%
Depreciation and amortization	(731)	(676)	(8)%	(1,473)	(1,363)	(8)%
Total costs and expenses	(10,511)	(9,586)	(10)%	(22,069)	(20,664)	(7)%
Restructuring and impairment charges	(13)	—	nm	(28)	—	nm
Other income, net	41	—	nm	94	—	nm
Interest expense, net	(143)	(84)	(70)%	(272)	(183)	(49)%
Equity in the income of investees	6	85	(93)%	49	203	(76)%
Income before income taxes	3,928	3,751	5%	7,673	7,476	3%
Income taxes	(813)	(1,212)	33%	(85)	(2,449)	97%
Net income	3,115	2,539	23%	7,588	5,027	51%
Less: Net income attributable to noncontrolling interests	(178)	(151)	(18)%	(228)	(160)	(43)%
Net income attributable to Disney	$2,937	$2,388	23%	$7,360	$4,867	51%

Diluted earnings per share attributable to Disney	$1.95	$1.50	30%	$4.86	$3.05	59%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Quarter Results
Revenues for the quarter increased 9%, or $1.2 billion, to $14.5 billion; net income attributable to Disney increased 23%, or $0.5 billion, to $2.9 billion; and diluted earnings per share attributable to Disney (EPS) increased 30% from $1.50 to $1.95. The net income and EPS increase for the quarter was due to the benefit of new federal income tax legislation, the “Tax Cuts and Jobs Act” (Tax Act) (See Note 7 to the Condensed Consolidated Financial Statements), a decrease in weighted average shares outstanding as a result of our share repurchase program and higher segment operating income, partially offset by higher interest expense. The increase in segment operating income was due to growth at our Parks and Resorts and Studio Entertainment segments, partially offset by lower results at our Media Networks segment.
Revenues
Service revenues for the quarter increased 9%, or $1,033 million, to $12.5 billion due to higher guest spending and attendance at our parks and resorts, higher theatrical distribution revenue driven by the success of Black Panther, an increase in affiliate fees, revenue from BAMTech, which is now consolidated, and an increase in sponsorship revenue. In addition, service revenues reflected an approximate 1 percentage point increase due to the movement of the U.S. dollar against major currencies including the impact of our hedging program (FX Impact).
Product revenues for the quarter increased 10%, or $179 million to $2.0 billion due to increases in guest spending and volumes at our parks and resorts and higher home entertainment revenues. Product revenues reflected an approximate 2 percentage point increase due to a favorable FX Impact.
Costs and expenses
Cost of services for the quarter increased 8%, or $465 million, to $6.3 billion due to higher costs at our parks and resorts, increased sports programming costs, costs from BAMTech, higher film cost amortization driven by higher theatrical revenue and higher film cost impairments. The increase at parks and resorts was driven by cost inflation, higher volumes and new guest offerings. Cost of services reflected an approximate 1 percentage point increase due to an unfavorable FX Impact.
Cost of products for the quarter increased 9%, or $99 million, to $1.2 billion due to higher volumes and cost inflation at our parks and resorts and higher film cost amortization due to an increase in home entertainment revenue. Cost of products reflected an approximate 2 percentage point increase due to an unfavorable FX Impact.
Selling, general, administrative and other costs increased 16%, or $306 million, to $2.2 billion driven by higher theatrical marketing spend and costs from BAMTech. Selling, general, administrative and other costs reflected an approximate 1 percentage point increase due to an unfavorable FX Impact.
Depreciation and amortization increased 8%, or $55 million, to $0.7 billion, due to depreciation of new attractions at our domestic parks and resorts.
Restructuring and impairment charges
The Company recorded $13 million of restructuring and impairment charges in the current quarter primarily for severance costs.
Other income, net
Other income of $41 million for the current quarter reflects insurance proceeds related to a legal matter.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	March 31, 2018	April 1, 2017	% Change Better/(Worse)
Interest expense	$(172)	$(115)	(50)%
Interest and investment income	29	31	(6)%
Interest expense, net	$(143)	$(84)	(70)%
The increase in interest expense was primarily due to higher average debt balances and an increase in average interest rates.
Equity in the income of investees
Equity in the income of investees decreased $79 million to $6 million for the quarter due to higher losses from Hulu, partially offset by higher operating results from A+E Television Networks (A+E). The decrease at Hulu was driven by higher

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

programming, marketing and labor costs, partially offset by higher subscription and advertising revenue. The increase at A+E was due to lower marketing and programming costs, a gain on an investment and higher affiliate revenue, partially offset by lower advertising revenue.
Effective Income Tax Rate

	Quarter Ended
	March 31, 2018	April 1, 2017	Change Better/(Worse)
Effective income tax rate	20.7%	32.3%	11.6	ppt
The decrease in the effective income tax rate reflected a net favorable impact of the Tax Act, partially offset by lower tax benefits from share-based awards. The net impact of the Tax Act reflects the following:

•
A reduction in the Company’s fiscal 2018 U.S. statutory federal income tax rate to 24.5% from 35.0% in the prior year.  Net of state tax and other related effects, the reduction in the statutory rate had an impact of approximately 10.2 percentage points on the effective income tax rate.

•
A net benefit of approximately $0.1 billion from updating our first quarter estimates of remeasuring our deferred tax balances to the new statutory rate and the Deemed Repatriation Tax. This update includes the impact of legislation enacted in the second quarter that accelerated tax deductions into fiscal 2017 at the higher 2017 statutory rate. This net benefit had an impact of approximately 3.6 percentage points on the effective income tax rate.

Refer to Note 7 of the Condensed Consolidated Financial Statements for further information on the impact of the Tax Act on the Company.
Noncontrolling Interests

	Quarter Ended
(in millions)	March 31, 2018	April 1, 2017	% Change Better/(Worse)
Net income attributable to noncontrolling interests	$178	$151	(18)%
The increase in net income attributable to noncontrolling interests was due to lower tax expense at ESPN, largely due to the Tax Act, and the impact of the Company’s acquisition of the noncontrolling interest in Disneyland Paris in the third quarter of the prior year, partially offset by lower operating results at Shanghai Disney Resort.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.

Six-Month Results
Revenues for the six-month period increased 6%, or $1.8 billion, to $29.9 billion; net income attributable to Disney increased 51%, or $2.5 billion, to $7.4 billion; and EPS increased 59% from $3.05 to $4.86. The EPS increase for the six-month period was due to the benefit of the Tax Act, a decrease in weighted average shares outstanding as a result of our share repurchase program and higher segment operating income. These increases were partially offset by higher interest expense. The increase in segment operating income was due to growth at our Parks and Resorts and Studio Entertainment segments, partially offset by lower results at our Media Networks segment.
Revenues
Service revenues for the six-month period increased 7%, or $1.6 billion, to $25.5 billion due to higher guest spending and volumes at our parks and resorts, higher theatrical distribution revenue, an increase in affiliate fees and revenue from BAMTech. These increases were partially offset by lower advertising revenue.
Product revenues for the six-month period increased 4%, or $0.2 billion to $4.4 billion, due to increases in guest spending and volumes at our parks and resorts, partially offset by lower home entertainment revenues. Product revenues reflected an approximate 1 percentage point increase due to a favorable FX Impact.
Costs and expenses
Cost of services for the six-month period increased 6%, or $0.8 billion, to $13.6 billion, primarily due to higher costs at our parks and resorts, costs from BAMTech, increased sports programming costs and higher film cost amortization due to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

higher theatrical revenue. The increase at parks and resorts was driven by cost inflation, higher volumes and new guest offerings.
Cost of products for the six-month period increased 5%, or $0.1 billion, to $2.6 billion, due to higher volumes and cost inflation at our parks and resorts, partially offset by lower film cost amortization due to a decrease in home entertainment revenue. Cost of products reflected an approximate 2 percentage point increase due to an unfavorable FX Impact.
Selling, general, administrative and other costs for the six-month period increased 10%, or $0.4 billion, to $4.3 billion, due to higher marketing spend for theatrical distribution and parks and resorts, costs from BAMTech and costs incurred in connection with our agreement to acquire Twenty-First Century Fox, Inc. Selling, general, administrative and other costs reflected an approximate 1 percentage point increase due to an unfavorable FX Impact.
Depreciation and amortization for the six-month period increased 8%, or $110 million, to $1.5 billion due to an increase in depreciation and amortization of new attractions at our domestic parks and resorts and Hong Kong Disneyland Resort, and the consolidation of BAMTech.
Restructuring and impairment charges
The Company recorded $28 million of restructuring and impairment charges in the current six-month period primarily for severance costs.
Other income, net
Other income of $94 million for the current six-month period reflects a gain from the sale of property rights and insurance proceeds related to a legal matter.
Interest expense, net
Interest expense, net is as follows:

	Six Months Ended
(in millions)	March 31, 2018	April 1, 2017	% Change Better/(Worse)
Interest expense	$(318)	$(236)	(35)%
Interest and investment income	46	53	(13)%
Interest expense, net	$(272)	$(183)	(49)%
The increase in interest expense for the six-month period was due to higher average debt balances and an increase in average interest rates.
Equity in the income of investees
Equity in the income of investees decreased $154 million to $49 million for the six-month period due to a higher loss at Hulu reflecting higher content, labor and marketing costs, partially offset by higher subscription and advertising revenue.
Effective Income Tax Rate

	Six Months Ended
	March 31, 2018	April 1, 2017	Change Better/(Worse)
Effective income tax rate	1.1%	32.8%	31.7	ppt
The decrease in the effective income tax rate reflected two significant impacts of the Tax Act:

•
A net benefit of approximately $1.7 billion, which reflected an approximate $2.0 billion benefit from remeasuring our deferred tax balances to the new statutory rate, partially offset by a charge of approximately $350 million from accruing the Deemed Repatriation Tax. This net benefit had an impact of approximately 22.2 percentage points on the effective income tax rate.

•
A reduction in the Company’s fiscal 2018 U.S. statutory federal income tax rate to 24.5% from 35.0% in the prior year.  Net of state tax and other related effects, the reduction in the statutory rate had an impact of approximately 9.5 percentage points on the effective income tax rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Refer to Note 7 of the Condensed Consolidated Financial Statements for further information on the impact of the Tax Act on the Company.
Noncontrolling Interests

	Six Months Ended
(in millions)	March 31, 2018	April 1, 2017	% Change Better/(Worse)
Net income attributable to noncontrolling interests	$228	$160	(43)%
The increase in net income attributable to noncontrolling interests for the six-month period was due to lower tax expense at ESPN, largely due to the Tax Act, and the impact of the Company’s acquisition of the noncontrolling interest in Disneyland Paris in the third quarter of the prior year, partially offset by lower operating results at Shanghai Disney Resort.

SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the six months ended March 31, 2018 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 31, 2018	April 1, 2017	Better/ (Worse)	March 31, 2018	April 1, 2017	Better/ (Worse)
Revenues:
Media Networks	$6,138	$5,946	3%	$12,381	$12,179	2%
Parks and Resorts	4,879	4,299	13%	10,033	8,854	13%
Studio Entertainment	2,454	2,034	21%	4,958	4,554	9%
Consumer Products & Interactive Media	1,077	1,057	2%	2,527	2,533	—%
	$14,548	$13,336	9%	$29,899	$28,120	6%
Segment operating income:
Media Networks	$2,082	$2,223	(6)%	$3,275	$3,585	(9)%
Parks and Resorts	954	750	27%	2,301	1,860	24%
Studio Entertainment	847	656	29%	1,676	1,498	12%
Consumer Products & Interactive Media	354	367	(4)%	971	1,009	(4)%
	$4,237	$3,996	6%	$8,223	$7,952	3%
The following table reconciles income before income taxes to segment operating income:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 31, 2018	April 1, 2017	Better/ (Worse)	March 31, 2018	April 1, 2017	Better/ (Worse)
Income before income taxes	$3,928	$3,751	5%	$7,673	$7,476	3%
Add/(subtract):
Corporate and unallocated shared expenses	194	161	(20)%	344	293	(17)%
Restructuring and impairment charges	13	—	nm	28	—	nm
Other income, net	(41)	—	nm	(94)	—	nm
Interest expense, net	143	84	(70)%	272	183	(49)%
Segment Operating Income	$4,237	$3,996	6%	$8,223	$7,952	3%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation expense is as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 31, 2018	April 1, 2017	Better/ (Worse)	March 31, 2018	April 1, 2017	Better/ (Worse)
Media Networks
Cable Networks	$45	$35	(29)%	$84	$71	(18)%
Broadcasting	24	25	4%	48	46	(4)%
Total Media Networks	69	60	(15)%	132	117	(13)%
Parks and Resorts
Domestic	356	322	(11)%	713	650	(10)%
International	180	157	(15)%	357	313	(14)%
Total Parks and Resorts	536	479	(12)%	1,070	963	(11)%
Studio Entertainment	13	11	(18)%	26	23	(13)%
Consumer Products & Interactive Media	14	16	13%	27	31	13%
Corporate	55	61	10%	109	129	16%
Total depreciation expense	$687	$627	(10)%	$1,364	$1,263	(8)%
Amortization of intangible assets is as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 31, 2018	April 1, 2017	Better/ (Worse)	March 31, 2018	April 1, 2017	Better/ (Worse)
Media Networks	$—	$4	—%	$20	$6	>(100)%
Parks and Resorts	1	1	—%	1	2	50%
Studio Entertainment	15	16	6%	32	32	—%
Consumer Products & Interactive Media	28	28	—%	56	60	7%
Total amortization of intangible assets	$44	$49	10%	$109	$100	(9)%
Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	March 31, 2018	April 1, 2017	Better/ (Worse)
Revenues
Affiliate fees	$3,397	$3,228	5%
Advertising	1,917	1,931	(1)%
TV/SVOD distribution and other	824	787	5%
Total revenues	6,138	5,946	3%
Operating expenses	(3,298)	(3,101)	(6)%
Selling, general, administrative and other	(702)	(646)	(9)%
Depreciation and amortization	(69)	(64)	(8)%
Equity in the income of investees	13	88	(85)%
Operating Income	$2,082	$2,223	(6)%
Revenues
The increase in affiliate fees was due to growth of 7% from higher contractual rates, partially offset by an approximately 3% decrease from fewer subscribers.
The decrease in advertising revenues was due to a decrease of $20 million at Broadcasting, from $1,000 million to $980 million, partially offset by an increase of $6 million at Cable Networks, from $931 million to $937 million. The decrease at Broadcasting was due to a decrease of 6% from lower network impressions, partially offset by an increase of 3% from higher

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

network rates. Broadcast advertising revenue also benefited from the timing of New Year’s Rockin’ Eve (NYRE) relative to our fiscal periods. NYRE aired in the current quarter, whereas it aired in the first quarter of the prior year. The decrease in network impressions was due to lower average viewership, partially offset by an increase in units delivered. Cable Networks advertising revenue reflected an increase of 6% from higher rates, partially offset by a decrease of 4% from lower impressions due to decreases in average viewership and units delivered. Rates and average viewership benefited from the shift of College Football Playoff (CFP) bowl games between the first and second fiscal quarters. The current quarter included the CFP championship game, two semi-final games and one host bowl game, whereas the prior-year quarter included the championship game and three host games. Semi-final games generally generate more advertising revenue than host games.
TV/SVOD distribution and other revenue increased $37 million due to the consolidation of BAMTech, partially offset by a decrease in program sales, which reflected higher sales of How to Get Away with Murder in the prior-year quarter. On September 25, 2017, the Company increased its ownership in BAMTech and began consolidating its results. The Company’s share of BAMTech’s results was previously reported in equity in the income of investees.
Costs and Expenses
Operating expenses include programming and production costs, which increased $145 million, from $2,839 million to $2,984 million. At Cable Networks, programming and production costs increased $148 million due to higher sports programming costs and the consolidation of BAMTech. Higher sports programming costs reflected the shift of CFP games, as semi-final games generally have higher costs than host games, and contractual rate increases for college sports and NBA programming. At Broadcasting, programming and production costs decreased $3 million due to lower production cost write-downs and a decrease in program sales. These decreases were largely offset by a higher cost mix of network programming, including the impact of more hours of higher cost acquired programming, contractual increases, and the timing of NYRE. Other operating costs, which include distribution and technology costs, increased primarily due to the consolidation of BAMTech.
Selling, general, administrative and other costs increased $56 million, from $646 million to $702 million due to the consolidation of BAMTech and higher marketing costs for CFP bowl games and ABC Network mid-season premieres.
Depreciation and amortization increased $5 million, from $64 million to $69 million due to the consolidation of BAMTech.
Equity in the Income of Investees
Income from equity investees decreased $75 million, from $88 million to $13 million due to higher losses from Hulu, partially offset by higher operating results from A +E. The decrease at Hulu was driven by higher programming, marketing and labor costs, partially offset by higher subscription and advertising revenue. The increase at A+E was due to lower marketing and programming costs, a gain from an investment and higher affiliate revenue, partially offset by lower advertising revenue.
 Segment Operating Income
Segment operating income decreased 6%, or $141 million, to $2,082 million due to lower income from equity investees, the consolidation of BAMTech, lower income from program sales and decreases at Freeform and ESPN. These decreases were partially offset by an increase at the owned television stations.
The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	March 31, 2018	April 1, 2017	Better/ (Worse)
Revenues
Cable Networks(1)	$4,252	$4,062	5%
Broadcasting	1,886	1,884	—%
	$6,138	$5,946	3%
Segment operating income
Cable Networks(1)	$1,726	$1,791	(4)%
Broadcasting	343	344	—%
Equity in the income of investees(1)	13	88	(85)%
	$2,082	$2,223	(6)%

(1)
Cable Networks results in the current quarter include the consolidated results of BAMTech, whereas in the prior-year quarter the Company’s share of BAMTech’s results was reported in equity in the income of investees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change
(in millions)	March 31, 2018	April 1, 2017	Better/ (Worse)
Revenues
Domestic	$3,965	$3,556	12%
International	914	743	23%
Total revenues	4,879	4,299	13%
Operating expenses	(2,843)	(2,583)	(10)%
Selling, general, administrative and other	(538)	(483)	(11)%
Depreciation and amortization	(537)	(480)	(12)%
Equity in the loss of investees	(7)	(3)	>(100)%
Operating Income	$954	$750	27%
Revenues
Parks and Resorts revenues increased 13%, or $580 million, to $4.9 billion due to increases of $409 million at our domestic operations and $171 million at our international operations. Revenue growth included a benefit from a shift in the timing of the Easter holiday relative to our fiscal periods. The current quarter included one week of the Easter holiday, whereas the entire Easter holiday fell in the third quarter of the prior year.
Revenue growth at our domestic operations reflected increases of 7% from higher average guest spending, 3% from higher volumes and 1% from higher sponsorship revenue. Guest spending growth was driven by higher average ticket prices for theme park admissions and for cruise line sailings, an increase in average daily hotel room rates and higher food, beverage and merchandise spending. The increase in volume was due to attendance growth at Walt Disney World Resort.
Revenue growth at our international operations reflected increases of 12% from a favorable FX Impact, 8% from higher average guest spending and 4% from volume growth. Higher guest spending was driven by an increase in food, beverage and merchandise spending and higher average ticket prices at Disneyland Paris driven by less discounting. The increase in volumes was due to higher attendance and occupied room nights at Hong Kong Disneyland Resort and Disneyland Paris, partially offset by decreased attendance at Shanghai Disney Resort.
The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Mar. 31, 2018	Apr. 1, 2017	Mar. 31, 2018	Apr. 1, 2017	Mar. 31, 2018	Apr. 1, 2017
Parks
Increase/(decrease)
Attendance	5%	4%	1%	70%	4%	17%
Per Capita Guest Spending	6%	—%	10%	—%	7%	(3)%
Hotels (1)
Occupancy	90%	88%	84%	82%	88%	87%
Available Room Nights (in thousands)	2,509	2,561	787	719	3,296	3,280
Per Room Guest Spending	$347	$310	$252	$226	$326	$292

(1)	Per room guest spending consists of the average daily hotel room rate, as well as food, beverage and merchandise sales at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)	Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2017 second quarter average foreign exchange rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Costs and Expenses
Operating expenses include operating labor, which increased $147 million, from $1,215 million to $1,362 million, infrastructure costs, which increased $58 million, from $491 million to $549 million, and cost of sales, which increased $41 million, from $385 million to $426 million. The increase in operating labor was driven by inflation, higher volumes, an unfavorable FX Impact and a special fiscal 2018 domestic employee bonus. Higher infrastructure costs were primarily due to increased technology spending and new guest offerings. The increase in cost of sales was driven by higher volumes and inflation. Other operating expenses, which include costs for such items as supplies, commissions, and entertainment offerings, increased $14 million, from $492 million to $506 million due to an unfavorable FX Impact.
Selling, general, administrative and other costs increased $55 million, from $483 million to $538 million driven by inflation and an unfavorable FX Impact.
Depreciation and amortization increased $57 million, from $480 million to $537 million primarily due to new attractions at our domestic parks and resorts.
Equity in the Loss of Investees
Loss from equity investees increased $4 million to $7 million due to a higher operating loss from Villages Nature, in which Disneyland Paris has a 50% interest.
Segment Operating Income
Segment operating income increased 27%, or $204 million, to $954 million due to growth at our domestic and international operations.

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	March 31, 2018	April 1, 2017	Better/ (Worse)
Revenues
Theatrical distribution	$956	$710	35%
Home entertainment	494	419	18%
TV/SVOD distribution and other	1,004	905	11%
Total revenues	2,454	2,034	21%
Operating expenses	(956)	(864)	(11)%
Selling, general, administrative and other	(623)	(487)	(28)%
Depreciation and amortization	(28)	(27)	(4)%
Operating Income	$847	$656	29%
Revenues
The increase in theatrical distribution revenue was due to the success of Black Panther in the current quarter with no comparable Marvel title in the prior-year quarter. This increase was partially offset by the performance of A Wrinkle in Time in the current quarter compared to Beauty and the Beast in the prior-year quarter.
The increase in home entertainment revenue was due to increases of 10% from higher average net effective pricing and 9% from higher unit sales, both of which reflected the successful release of Star Wars: The Last Jedi. The increase in unit sales was due to the DVD/Blu-ray release of Star Wars: The Last Jedi in the current quarter whereas the DVD/Blu-ray release of Rogue One: A Star Wars Story occurred in the prior-year third quarter. Other significant titles in the current quarter included Thor: Ragnarok and Coco, whereas the prior-year quarter included Moana and Doctor Strange. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.
The increase in TV/SVOD distribution and other revenue was primarily due to increases of 4% from TV/SVOD distribution and 4% from stage plays. The increase from TV/SVOD distribution was driven by international growth and the domestic free television sale of Star Wars: The Force Awakens in the current quarter, partially offset by fewer domestic pay television title availabilities. Higher stage play revenues were due to additional productions in the current quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Costs and Expenses
Operating expenses include an increase of $66 million in film cost amortization, from $590 million to $656 million. The increase in film cost amortization was due to higher theatrical and home entertainment revenues and an increase in film cost impairments, partially offset by a lower average film cost amortization rate in the current quarter. Operating expenses also include cost of goods sold and distribution costs, which increased $26 million, from $274 million to $300 million due to the increase in stage play productions.
Selling, general, administrative and other costs increased $136 million from $487 million to $623 million driven by higher theatrical and stage play marketing costs. The increase in theatrical marketing costs was due to spending on Black Panther and A Wrinkle in Time in the current quarter compared to Beauty and the Beast in the prior-year quarter, while higher stage play marketing costs reflected spending for additional productions in the current quarter.
Segment Operating Income
Segment operating income increased 29%, or $191 million, to $847 million due to increases in theatrical, home entertainment and TV/SVOD distribution results, partially offset by higher film cost impairments.

Consumer Products & Interactive Media
Operating results for the Consumer Products & Interactive Media segment are as follows:

	Quarter Ended		% Change
(in millions)	March 31, 2018	April 1, 2017	Better/ (Worse)
Revenues
Licensing, publishing and games	$732	$727	1%
Retail and other	345	330	5%
Total revenues	1,077	1,057	2%
Operating expenses	(436)	(421)	(4)%
Selling, general, administrative and other	(245)	(225)	(9)%
Depreciation and amortization	(42)	(44)	5%
Operating Income	$354	$367	(4)%
Revenues
The increase in licensing, publishing and games revenue was due to higher minimum guarantee shortfall recognition, partially offset by a decrease in settlements and lower licensing revenues from sales of merchandise and games. Higher minimum guarantee shortfall recognition was due to a favorable timing impact. Shortfalls are generally recognized at the end of the contract period. For contracts that ended on December 31, shortfalls were recognized in the second quarter of the current year whereas they were recognized in the first quarter of the prior year.
The increase in retail and other revenue was driven by higher sponsorship revenue and a favorable foreign currency impact, partially offset by a decrease in comparable store sales. Lower comparable store sales reflected a decrease in sales of Moana and Star Wars merchandise in the current period, partially offset by higher sales of Mickey and Minnie merchandise.
Costs and Expenses
Operating expenses include a $5 million decrease in cost of goods sold and distribution costs, from $232 million to $227 million and a $20 million increase in other operating expenses, from $139 million to $159 million. Operating expenses also include product development expense, which was flat at $50 million. The increase in other operating expenses, which include occupancy costs, labor at our retail stores and other direct costs, was driven by an unfavorable FX Impact.
Selling, general, administrative and other costs increased $20 million from $225 million to $245 million as the prior year included the benefit from a settlement.
Segment Operating Income
Segment operating income decreased 4%, or $13 million, to $354 million as higher income from licensing activities was more than offset by a decrease in comparable retail store sales and an unfavorable FX impact.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

BUSINESS SEGMENT RESULTS - Six Month Results

Media Networks
Operating results for the Media Networks segment are as follows:

	Six Months Ended		% Change
(in millions)	March 31, 2018	April 1, 2017	Better/ (Worse)
Revenues
Affiliate Fees	$6,602	$6,303	5%
Advertising	4,237	4,460	(5)%
TV/SVOD distribution and other	1,542	1,416	9%
Total revenues	12,381	12,179	2%
Operating expenses	(7,668)	(7,399)	(4)%
Selling, general, administrative and other	(1,349)	(1,279)	(5)%
Depreciation and amortization	(152)	(123)	(24)%
Equity in the income of investees	63	207	(70)%
Operating Income	$3,275	$3,585	(9)%
Revenues
The increase in affiliate fees was due to an increase of 7% from higher contractual rates, partially offset by an approximately 3% decrease from fewer subscribers.
The decrease in advertising revenues was due to decreases of $118 million at Cable Networks, from $2,338 million to $2,220 million, and $105 million at Broadcasting, from $2,122 million to $2,017 million. The decrease at Cable Networks was due to a 6% decrease from lower impressions, partially offset by a 2% increase from higher rates. The decrease at Broadcasting was due to a 7% decrease from lower network impressions and a 3% decrease at the owned television stations due to lower political advertising, partially offset by a 4% increase from network rates. The decrease in impressions at both Broadcasting and Cable Networks was due to lower average viewership.
TV/SVOD distribution and other revenue increased $126 million due to the consolidation of BAMTech, partially offset by lower sales of ABC titles reflecting higher sales of How to Get Away with Murder in the prior-year period.
Costs and Expenses
Operating expenses include programming and production costs, which increased $192 million from $6,850 million to $7,042 million. At Cable Networks, programming and production costs increased $159 million due to contractual rate increases for college sports and NFL programming and the consolidation of BAMTech. At Broadcasting, programming and production costs increased $33 million due to a higher cost mix of network programming, including the impact of more hours of higher cost acquired programming and contractual rate increases. Other operating costs, which include distribution and technology costs, increased driven by the consolidation of BAMTech.
Selling, general, administrative and other costs increased $70 million due to the consolidation of BAMTech.
Depreciation and amortization increased $29 million, from $123 million to $152 million due to the consolidation of BAMTech.
Equity in the Income of Investees
Income from equity investees decreased $144 million from $207 million to $63 million due to higher losses at Hulu reflecting higher content, labor and marketing costs, partially offset by higher subscription and advertising revenue.
 Segment Operating Income
Segment operating income decreased 9%, or $310 million, to $3,275 million due to lower income from equity investees, the consolidation of BAMTech, decreases at ESPN and the owned television stations and lower income from program sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Six Months Ended		% Change
(in millions)	March 31, 2018	April 1, 2017	Better/ (Worse)
Revenues
Cable Networks(1)	$8,745	$8,490	3%
Broadcasting	3,636	3,689	(1)%
	$12,381	$12,179	2%
Segment operating income
Cable Networks(1)	$2,584	$2,655	(3)%
Broadcasting	628	723	(13)%
Equity in the income of investees(1)	63	207	(70)%
	$3,275	$3,585	(9)%

(1)
Cable Networks results in the current period include the consolidated results of BAMTech, whereas in the prior-year period the Company’s share of BAMTech’s results was reported in equity in the income of investees.

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Six Months Ended		% Change
(in millions)	March 31, 2018	April 1, 2017	Better/ (Worse)
Revenues
Domestic	$8,134	$7,296	11%
International	1,899	1,558	22%
Total revenues	10,033	8,854	13%
Operating expenses	(5,654)	(5,130)	(10)%
Selling, general, administrative and other	(993)	(894)	(11)%
Depreciation and amortization	(1,071)	(965)	(11)%
Equity in the loss of investees	(14)	(5)	>(100)%
Operating Income	$2,301	$1,860	24%
Revenues
Parks and Resorts revenues increased 13%, or $1,179 million, to $10.0 billion due to increases of $838 million at our domestic operations and $341 million at our international operations. Revenue growth included a benefit from a shift in the timing of the Easter holiday relative to our fiscal periods. The current period included one week of the Easter holiday, whereas the entire Easter holiday fell in the third quarter of the prior year.
Revenue growth at our domestic operations reflected increases of 7% from higher average guest spending, 3% from volume growth and 1% from higher sponsorship revenue. Guest spending growth was primarily due to higher average ticket prices for theme park admissions and for cruise line sailings, increased food, beverage and merchandise spending and higher average daily hotel room rates. The increase in volumes was due to higher attendance.
Revenue growth at our international operations reflected increases of 9% from a favorable FX Impact, 7% from an increase in volumes and 6% from higher average guest spending at Disneyland Paris. The increase in volumes was due to higher attendance and occupied room nights at Disneyland Paris and Hong Kong Disneyland Resort. Guest spending growth at Disneyland Paris was driven by higher average ticket prices, driven by less discounting, and increases in food, beverage and merchandise spending and average daily hotel room rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Six Months Ended		Six Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Parks
Increase/(decrease)
Attendance	5%	(1)%	6%	59%	5%	11%
Per Capita Guest Spending	6%	4%	9%	(2)%	7%	(1)%
Hotels (1)
Occupancy	90%	90%	84%	80%	89%	88%
Available Room Nights (in thousands)	5,024	5,129	1,587	1,450	6,611	6,579
Per Room Guest Spending	$345	$317	$272	$255	$329	$304

(1)	Per room guest spending consists of the average daily hotel room rate, as well as food, beverage and merchandise sales at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)	Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2017 six-month average foreign exchange rate.
Costs and Expenses
Operating expenses include operating labor, which increased $259 million from $2,417 million to $2,676 million, infrastructure costs, which increased $108 million from $953 million to $1,061 million, and cost of sales, which increased $81 million from $804 million to $885 million. The increase in operating labor was primarily due to inflation, higher volumes and an unfavorable FX Impact. Higher infrastructure costs were driven by increased technology spending, new guest offerings, and higher maintenance costs. The increase in cost of sales was primarily due to higher volumes. Other operating expenses, which include costs for such items as supplies, commissions and entertainment offerings, increased $76 million, from $956 million to $1,032 million primarily due to new guest offerings and an unfavorable FX Impact.
Selling, general, administrative and other costs increased $99 million, from $894 million to $993 million primarily due to higher marketing spend.
Depreciation and amortization increased $106 million, from $965 million to $1,071 million driven by new attractions at our domestic parks and resorts and Hong Kong Disneyland Resort.
Equity in the Loss of Investees
Loss from equity investees increased $9 million to $14 million due to a higher operating loss from Villages Nature, in which Disneyland Paris has a 50% interest.
Segment Operating Income
Segment operating income increased 24%, or $441 million, to $2,301 million due to growth at our domestic and international operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Six Months Ended		% Change
(in millions)	March 31, 2018	April 1, 2017	Better/ (Worse)
Revenues
Theatrical distribution	$2,125	$1,671	27%
Home entertainment	884	966	(8)%
TV/SVOD distribution and other	1,949	1,917	2%
Total revenues	4,958	4,554	9%
Operating expenses	(1,952)	(1,871)	(4)%
Selling, general, administrative and other	(1,272)	(1,130)	(13)%
Depreciation and amortization	(58)	(55)	(5)%
Operating Income	$1,676	$1,498	12%
Revenues
The increase in theatrical distribution revenue was due to two Marvel titles in the current year compared to one in the prior year and the comparison of Star Wars: The Last Jedi in the current year to Rogue One: A Star Wars Story in the prior year. The Marvel titles in the current year were Black Panther and Thor: Ragnarok, whereas the prior year included Doctor Strange. These increases were partially offset by the performance of A Wrinkle in Time in the current year compared to Beauty and the Beast in the prior year. Other significant releases in the current year included Coco, while the prior year included Moana.
Lower home entertainment revenue was due to a decrease of 10% from lower unit sales, partially offset by an increase of 3% from higher average net effective pricing. Lower unit sales were due to one less feature animation release in the current year compared to the prior year. This decrease was partially offset by the DVD/Blu-ray release of Star Wars: The Last Jedi in the second quarter of the current year whereas the DVD/Blu-ray release of Rogue One: A Star Wars Story occurred in the prior-year third quarter. Feature animation releases in the current year were Cars 3 and Coco while the prior year included Finding Dory, Moana and Zootopia. Other significant titles in the current year included Thor: Ragnarok, whereas the prior year included Doctor Strange and Captain America: Civil War. The increase in average net effective pricing was primarily due to higher rates and a higher sales mix of Blu-ray discs, partially offset by a lower mix of new release titles. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.
Higher TV/SVOD distribution and other revenue was due to an increase of 3% from stage plays, partially offset by a 1% decrease from TV/SVOD distribution. Higher stage play revenues were due to additional productions in the current year. The decrease in TV/SVOD distribution was driven by fewer domestic pay television title availabilities, partially offset by international growth.
Costs and Expenses
Operating expenses include an increase of $76 million in film cost amortization, from $1,256 million to $1,332 million due to the impact of higher theatrical distribution revenues and an increase in film cost impairments, partially offset by a lower average film cost amortization rate for theatrical releases. Operating expenses also include cost of goods sold and distribution costs, which increased $5 million, from $615 million to $620 million.
Selling, general, administrative and other costs increased $142 million from $1,130 million to $1,272 million driven by higher theatrical and stage play marketing costs. The increase in theatrical marketing costs was driven by more significant titles in the current year, while higher stage play marketing costs reflected spending for additional productions in the current year.
Segment Operating Income
Segment operating income increased 12%, or $178 million, to $1,676 million due to an increase in theatrical distribution results, partially offset by higher film cost impairments and a decrease in home entertainment distribution results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Consumer Products & Interactive Media
Operating results for the Consumer Products & Interactive Media segment are as follows:

	Six Months Ended		% Change
(in millions)	March 31, 2018	April 1, 2017	Better/ (Worse)
Revenues
Licensing, publishing and games	$1,636	$1,663	(2)%
Retail and other	891	870	2%
Total revenues	2,527	2,533	—%
Operating expenses	(996)	(975)	(2)%
Selling, general, administrative and other	(477)	(459)	(4)%
Depreciation and amortization	(83)	(91)	9%
Equity in the income of investees	—	1	—%
Operating Income	$971	$1,009	(4)%
Revenues
Lower licensing, publishing and games revenue was primarily due to a decrease in settlements, partially offset by higher licensing revenues from sales of merchandise and games driven by Star Wars.
The increase in retail and other revenue was driven by higher online retail sales and increased sponsorship revenue, partially offset by lower comparable store sales. The decrease in comparable store sales reflected lower sales of Star Wars, Moana and Finding Nemo/Dory merchandise in the current period, partially offset by increased sales of Cars merchandise.
Costs and Expenses
Operating expenses included a $1 million increase in cost of goods sold and distribution costs, from $574 million to $575 million, a $29 million increase in other operating expenses, from $290 million to $319 million, and a $9 million decrease in product development expense, from $111 million to $102 million. The increase in other operating expenses, which include occupancy costs, labor at our retail stores and other direct costs, was driven by an unfavorable FX Impact at our retail business. The decrease in product development expense was primarily due to fewer games in development.
Selling, general, administrative and other costs increased $18 million from $459 million to $477 million due to the benefit from a settlement in the prior year and an unfavorable FX Impact at our retail business.
Segment Operating Income
Segment operating income decreased 4%, or $38 million, to $971 million due to decreases at our merchandise licensing and retail businesses, partially offset by higher results at our games business.
Restructuring and Impairment Charges
The Company recorded restructuring and impairment charges of $14 million related to Consumer Products and Interactive Media in the current-year period primarily for severance costs.

CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 31, 2018	April 1, 2017	Better/ (Worse)	March 31, 2018	April 1, 2017	Better/ (Worse)
Corporate and unallocated shared expenses	$(194)	$(161)	(20)%	$(344)	$(293)	(17)%
Corporate and unallocated shared expenses increased $33 million to $194 million in the current quarter and increased $51 million to $344 million for the six-month period, due to costs incurred in connection with our agreement to acquire Twenty-First Century Fox, Inc. and higher compensation costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

IMPACT OF U.S. FEDERAL INCOME TAX REFORM
As discussed in Note 7 to the Condensed Consolidated Financial Statements, the Tax Act resulted in the following impacts to the Company (the amounts recorded in the six-month period are provisional and will be refined during the remainder of fiscal 2018):

•	The Company’s federal statutory income tax rate was reduced from 35.0% to 24.5% for fiscal 2018 and to 21.0% for following years.

•
For the six-month period ended March 31, 2018, the Company recognized a net benefit of approximately $1.7 billion, which reflected an approximate $2.0 billion benefit from remeasuring our deferred tax balances to the new statutory rate, partially offset by a charge of approximately $350 million from accruing a Deemed Repatriation Tax.

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

FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Six Months Ended		% Change Better/ (Worse)
(in millions)	March 31, 2018	April 1, 2017
Cash provided by operations	$6,763	$4,673	45%
Cash used in investing activities	(3,805)	(2,390)	(59)%
Cash used in financing activities	(2,882)	(3,049)	5%
Impact of exchange rates on cash, cash equivalents and restricted cash	55	(69)	nm
Change in cash, cash equivalents and restricted cash	$131	$(835)	nm
Operating Activities
Cash provided by operating activities increased 45% to $6.8 billion for the current six months compared to $4.7 billion in the prior-year six months due to a decrease in pension plan contributions, a decrease in tax payments due to the Tax Act and higher operating cash flow at Parks and Resorts, partially offset by lower operating cash flow at Media Networks. Parks and Resorts cash flow reflected higher operating cash receipts due to increased revenues, partially offset by higher spending on labor and other costs. Lower operating cash flow at Media Networks was driven by higher television production spending.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The Company’s film and television production and programming activity for the six months ended March 31, 2018 and April 1, 2017 are as follows:

	Six Months Ended
(in millions)	March 31, 2018	April 1, 2017
Beginning balances:
Production and programming assets	$8,759	$7,547
Programming liabilities	(1,108)	(1,063)
	7,651	6,484
Spending:
Television program licenses and rights	4,092	3,980
Film and television production	3,011	2,632
	7,103	6,612
Amortization:
Television program licenses and rights	(4,411)	(4,205)
Film and television production	(2,202)	(1,979)
	(6,613)	(6,184)

Change in film and television production and programming costs	490	428
Other non-cash activity	(146)	30
Ending balances:
Production and programming assets	9,188	8,107
Programming liabilities	(1,193)	(1,165)
	$7,995	$6,942

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the six months ended March 31, 2018 and April 1, 2017 are as follows:

	Six Months Ended
(in millions)	March 31, 2018	April 1, 2017
Media Networks
Cable Networks	$135	$60
Broadcasting	45	33
Total Media Networks	180	93
Parks and Resorts
Domestic	1,413	1,093
International	307	579
Total Parks and Resorts	1,720	1,672
Studio Entertainment	52	47
Consumer Products & Interactive Media	10	8
Corporate	82	103
	$2,044	$1,923
Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The increase at our domestic parks and resorts was due to higher spending on new attractions. The decrease at our international parks and resorts was due to lower spending at Hong Kong Disneyland Resort and Shanghai Disney Resort.

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
The Company currently expects its fiscal 2018 capital expenditures will be approximately $1 billion higher than fiscal 2017 capital expenditures of $3.6 billion primarily due to increased investments at our domestic parks and resorts.
Other Investing Activities
During the current six-month period, the Company made a $1.6 billion payment for its incremental 42% interest in BAMTech. During the prior-year six-month period, the Company acquired an incremental 18% interest in BAMTech for $557 million.

Financing Activities
Cash used in financing activities was $2.9 billion in the current six-month period, which reflected repurchases of common stock of $2.6 billion and dividends of $1.3 billion, partially offset by net cash inflows from borrowings of $1.1 billion.
Cash used in financing activities of $2.9 billion was essentially flat compared to the prior-year six-month period as a decrease in repurchases of common stock in the current six-month period compared to the prior-year six-month period ($2.6 billion vs $3.5 billion respectively) was largely offset by lower net borrowings in the current six-month period compared to the prior-year six-month period ($1.1 billion vs $1.7 billion respectively).
See Note 5 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the six months ended March 31, 2018 and information regarding the Company’s bank facilities. The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
See Note 10 to the Condensed Consolidated Financial Statements for a summary of the Company’s dividends in fiscal 2018 and 2017 and share repurchases during the six months ended March 31, 2018.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of March 31, 2018, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively, with stable outlook. On December 14, 2017, Standard & Poor’s placed the Company’s long-term and short-term debt ratings of A+ and A-1+, respectively, on Creditwatch with negative implications. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on March 31, 2018 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.

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
Based on their evaluation as of March 31, 2018, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
There have been no changes in our internal controls over financial reporting during the second quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As disclosed in Note 12 to the Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 12 relating to certain legal matters is incorporated herein by reference.

ITEM 1A. Risk Factors
The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward-looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: changes in domestic and global economic conditions, competitive conditions and consumer preferences; adverse weather conditions or natural disasters; health concerns; international, political or military developments; and technological developments. Such developments may affect entertainment, travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, demand for our products and services, expenses of providing medical and pension benefits, performance of some or all company businesses either directly or through their impact on those who distribute our products and the proposed transaction with 21CF. Additional factors are discussed in the 2017 Annual Report on Form 10-K and in the Quarterly Report on 10-Q for the period ended December 30, 2017, in each case under the Item 1A, “Risk Factors.”

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2017 - January 31, 2018	4,083,370	$110.69	3,850,092	175 million
February 1, 2018 - February 28, 2018	3,817,590	106.09	3,793,500	171 million
March 1, 2018 - March 31, 2018	4,562,314	102.89	4,534,524	167 million
Total	12,463,274	106.43	12,178,116	167 million

(1)
285,158 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)
Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On January 30, 2015, the Company’s Board of Directors increased the share repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 5. Other Items

Mayer DTC-WDI Agreement
On May 3, 2018, Walt Disney International (“WDI”) entered into an employment agreement with Kevin A. Mayer (the “Executive”), whose contract with the Company as Senior Executive Vice President and Chief Strategy Officer ended when his new contract (the “Mayer DTC-WDI Agreement”) became effective. The Mayer DTC-WDI Agreement has a stated term commencing as of March 14, 2018 and ending on December 31, 2022.
Under the Mayer DTC-WDI Agreement, Mr. Mayer will serve as Chairman, Direct-to-Consumer and International. The Mayer DTC-WDI Agreement provides that Mr. Mayer will receive an annual salary of $1,800,000, commencing as of March 14, 2018, and that for each year thereafter the annual salary for Mr. Mayer will be determined by WDI in its sole discretion but shall not be less than $1,800,000. The Mayer DTC-WDI Agreement provides that Mr. Mayer is also eligible for an annual, performance-based bonus under the Company’s applicable annual incentive plan (currently, the Company’s Management Incentive Bonus Program) and that the Compensation Committee will set a target bonus each fiscal year of not less than 200% of the annual base salary for Mr. Mayer in effect at the end of such fiscal year. The actual amount payable to Mr. Mayer as an annual bonus will be dependent upon the achievement of performance objectives, which will be substantially the same as the objectives established under the plan for comparable executives of the Company’s subsidiaries. Depending on performance, the actual amount payable as an annual bonus to Mr. Mayer may be less than, greater than or equal to the stated target bonus (and could be zero).
The Mayer DTC-WDI Agreement also provides that Mr. Mayer is entitled to participate in the Company’s equity-based long-term incentive plans and programs generally made available to comparable executives of the Company’s subsidiaries and that for each fiscal year during the term of the Agreement, Mr. Mayer will be granted a long-term incentive award having a target value of not less than three times his annual base salary as expected to be in effect at the end of such fiscal year. These awards will be subject to substantially the same terms and conditions (including vesting and performance conditions) as will be established for comparable executives of the Company’s subsidiaries in accordance with the Board’s policies for the grant of equity-based awards, as in effect at the time of the award, and do not guarantee Mr. Mayer any minimum amount of compensation. The actual amounts payable to Mr. Mayer in respect of such opportunities will be determined based on the extent to which any performance conditions and/or service conditions applicable to such awards are satisfied and on the value of the Company’s stock. Accordingly, Mr. Mayer may receive compensation in respect of any such award that is greater or less than the stated target value, depending on whether, and to what extent, the applicable performance and other conditions are satisfied, and on the value of the Company’s stock.
Under the Mayer DTC-WDI Agreement, Mr. Mayer is entitled to participate in employee benefits and perquisites generally made available to comparable executives of the Company’s subsidiaries.
Mr. Mayer’s employment may be terminated by WDI for “cause,” which is defined to include gross negligence, gross misconduct, willful nonfeasance or a willful material breach of the Agreement.
Mr. Mayer has the right to terminate his employment for “good reason,” which is defined as (i) a reduction in any of his base salary, annual target bonus opportunity or annual target long-term incentive award opportunity; (ii) removal from the position of Chairman, Direct-to-Consumer and International; (iii) a material reduction in his duties and responsibilities; (iv) the assignment to him of duties that are materially inconsistent with his position or duties or that materially impair his ability to function in his current position or any other position in which he is then serving; (vi) relocation of his principal office to a location that is more than 50 miles outside of the greater Los Angeles area; or (vii) a material breach of any material provision of the Agreement by WDI. Following a change in control of the Company, as defined in the Company’s stock plans, good reason also includes any event that is a triggering event as defined in the plans. A triggering event is defined to include a termination of employment by WDI other than for “cause” or a termination of employment by the participant following a reduction in position, pay or other “constructive termination.”
In the event that Mr. Mayer’s employment is terminated by WDI without “cause” or by Mr. Mayer for “good reason,” he will be entitled to termination benefits, which include the following: (i) a lump sum payment of the base salary that would have been payable over the remaining term of the Agreement, (ii) a pro-rated bonus for the year of termination (any prior-year bonus not yet paid at time of termination is also paid), and (iii) the outstanding unvested stock options and outstanding unvested restricted stock unit awards that could vest in accordance with their scheduled vesting provisions if Mr. Mayer’s employment had continued through the remaining term of the Agreement will be eligible to vest at the same time and subject to the same performance conditions as though he continued in WDI’s employ, and all stock options, whether vested on date of termination or vesting thereafter as described above, shall vest and remain exercisable to the same extent as if his employment had continued through the term of the Agreement. However, the Agreement provides that, unless necessary to preserve the tax deductibility of the compensation payable in respect of restricted stock units, the Company will waive any performance conditions related to performance in future fiscal years that were imposed primarily to permit the Company to claim a tax deduction for the compensation payable in respect of such units.
To qualify for the foregoing cash severance benefit, pro-rated bonus (and prior-year bonus, if not already paid), opportunity to vest in unvested equity awards and extended exercisability of stock options following an involuntary termination by WDI without cause, or a termination by Mr. Mayer for good reason, he must execute a release in favor of WDI and the Company and agree to provide WDI with certain consulting services for a period of six months after his termination (or, if less, for the remaining term of the Agreement). Additionally, during the period of these consulting services, Mr. Mayer must also agree not to provide any services to entities that compete with any of the Company’s business segments.

Merger Agreement Amendment
As previously disclosed, on December 13, 2017, The Walt Disney Company (“Disney”), TWC Merger Enterprises 2 Corp., a Delaware corporation and wholly owned subsidiary of Disney (“Merger Sub”), TWC Merger Enterprises 1, LLC, a Delaware limited liability company and wholly owned subsidiary of Disney (“Merger LLC”), and Twenty-First Century Fox (“21CF”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).
The Merger Agreement contemplates that at the effective time of the Initial Merger (as defined in the Merger Agreement), each issued and outstanding share of common stock of 21CF, except as otherwise set forth in the Merger Agreement, will be exchanged automatically for 0.2745 shares of Disney common stock, subject to adjustment as provided in the Merger Agreement (as so adjusted, the “Exchange Ratio”), together with cash in lieu of fractional shares of Disney common stock (such consideration, the “Common Stock Merger Consideration”).
On May 7, 2018, Disney, Merger Sub, Merger LLC and 21CF entered into an Amendment to the Merger Agreement (the “Merger Agreement Amendment”) pursuant to which, among other things, in lieu of receiving the Common Stock Merger Consideration at the effective time of the Initial Merger, each issued and outstanding share of 21CF common stock owned by a subsidiary of 21CF will be exchanged automatically for a number of shares of series B preferred stock, par value $0.01, of Disney equal to the Exchange Ratio multiplied by 1/10,000. Each share of series B preferred stock is convertible into 10,000 shares of Disney common stock upon transfer to any person who is not Disney or a subsidiary of Disney. The terms of the series B preferred stock are described in more detail in Disney’s current report on Form 8-K filed with the Securities and Exchange
Commission on March 9, 2018. The Merger Agreement Amendment permits Disney’s board of directors to elect, in its sole discretion at any time prior to the Closing Date (as defined in the Merger Agreement), for each issued and outstanding share of 21CF common stock owned by a subsidiary of 21CF to be exchanged, at the effective time of the Initial Merger, automatically for the Common Stock Merger Consideration.
The foregoing description of the Merger Agreement Amendment and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement Amendment, which is attached as Exhibit 2.1 and incorporated herein by reference.
Other than as expressly modified pursuant to the Merger Agreement Amendment, the Merger Agreement, which was previously filed as Exhibit 2.1 to the Current Report on Form 8-K/A filed with the Securities Exchange Commission on December 14, 2017, remains in full force and effect as originally executed on December 13, 2017.

ITEM 6. Exhibits
See Index of Exhibits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)

By:	/s/ CHRISTINE M. MCCARTHY
Christine M. McCarthy, Senior Executive Vice President and Chief Financial Officer
May 8, 2018
Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

2.1	Amendment to Agreement and Plan of Merger, dated as of May 7, 2018, among Twenty-First Century Fox Inc., The Walt Disney Company, TWC Merger Enterprises 2 Corp. and TWC Merger Enterprises 1, LLC*	Filed herewith

3.1	Certificate of Designation of Series B Convertible Preferred Stock of The Walt Disney Company, as filed with the Secretary of State of the State of Delaware on March 8, 2018	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed March 9, 2018

10.1	364 Day Credit Agreement dated as of March 9, 2018	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 9, 2018

10.2	Five-Year Credit Agreement dated as of March 9, 2018	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 9, 2018

10.3	Employment Agreement dated as of March 14, 2018 between the Company and Kevin A. Mayer	Filed herewith

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes
Filed

*	Certain schedules and exhibits have been omitted pursuant to 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
**
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.