Form 10-Q
period 2018-06-30
WALT DISNEY CO/
filed 2018-08-07
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,487,242,596 shares of common stock outstanding as of August 1, 2018.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues:
Services	$13,142	$12,097	$38,646	$35,990
Products	2,086	2,141	6,481	6,368
Total revenues	15,228	14,238	45,127	42,358
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(7,124)	(6,469)	(20,762)	(19,328)
Cost of products (exclusive of depreciation and amortization)	(1,224)	(1,248)	(3,856)	(3,764)
Selling, general, administrative and other	(2,212)	(2,022)	(6,538)	(5,948)
Depreciation and amortization	(744)	(711)	(2,217)	(2,074)
Total costs and expenses	(11,304)	(10,450)	(33,373)	(31,114)
Restructuring and impairment charges	—	—	(28)	—
Other income/(expense), net	—	(177)	94	(177)
Interest expense, net	(143)	(117)	(415)	(300)
Equity in the income of investees	73	124	122	327
Income before income taxes	3,854	3,618	11,527	11,094
Income taxes	(795)	(1,144)	(880)	(3,593)
Net income	3,059	2,474	10,647	7,501
Less: Net income attributable to noncontrolling interests	(143)	(108)	(371)	(268)
Net income attributable to The Walt Disney Company (Disney)	$2,916	$2,366	$10,276	$7,233

Earnings per share attributable to Disney:
Diluted	$1.95	$1.51	$6.81	$4.55

Basic	$1.96	$1.51	$6.84	$4.58

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,498	1,572	1,510	1,588

Basic	1,491	1,562	1,502	1,578

Dividends declared per share	$0.84	$0.78	$1.68	$1.56
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$3,059	$2,474	$10,647	$7,501
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	1	(5)	7	(15)
Market value adjustments for hedges	260	(92)	166	24
Pension and postretirement medical plan adjustments	70	68	225	194
Foreign currency translation and other	(363)	70	(132)	(153)
Other comprehensive income/(loss)	(32)	41	266	50
Comprehensive income	3,027	2,515	10,913	7,551
Net income attributable to noncontrolling interests, including redeemable noncontrolling interests	(143)	(108)	(371)	(268)
Other comprehensive (income)/loss attributable to noncontrolling interests	115	(25)	—	65
Comprehensive income attributable to Disney	$2,999	$2,382	$10,542	$7,348
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	June 30, 2018	September 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$4,326	$4,017
Receivables	10,071	8,633
Inventories	1,322	1,373
Television costs and advances	1,241	1,278
Other current assets	769	588
Total current assets	17,729	15,889
Film and television costs	7,684	7,481
Investments	3,155	3,202
Parks, resorts and other property
Attractions, buildings and equipment	55,284	54,043
Accumulated depreciation	(30,611)	(29,037)
	24,673	25,006
Projects in progress	3,446	2,145
Land	1,254	1,255
	29,373	28,406
Intangible assets, net	6,892	6,995
Goodwill	31,306	31,426
Other assets	2,653	2,390
Total assets	$98,792	$95,789

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$9,763	$8,855
Current portion of borrowings	5,992	6,172
Deferred revenue and other	4,459	4,568
Total current liabilities	20,214	19,595
Borrowings	17,681	19,119
Deferred income taxes	3,222	4,480
Other long-term liabilities	6,467	6,443
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	1,137	1,148
Equity
Preferred stock, $0.01 par value, Authorized – 100 million shares, Issued – none	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 2.9 billion shares	36,574	36,248
Retained earnings	80,364	72,606
Accumulated other comprehensive loss	(3,262)	(3,528)
	113,676	105,326
Treasury stock, at cost, 1.4 billion shares	(67,588)	(64,011)
Total Disney Shareholders’ equity	46,088	41,315
Noncontrolling interests	3,983	3,689
Total equity	50,071	45,004
Total liabilities and equity	$98,792	$95,789
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended
	June 30, 2018	July 1, 2017
OPERATING ACTIVITIES
Net income	$10,647	$7,501
Depreciation and amortization	2,217	2,074
Deferred income taxes	(1,411)	294
Equity in the income of investees	(122)	(327)
Cash distributions received from equity investees	587	584
Net change in film and television costs and advances	(601)	(745)
Equity-based compensation	307	278
Other	297	373
Changes in operating assets and liabilities:
Receivables	(1,178)	(786)
Inventories	53	93
Other assets	(472)	72
Accounts payable and other accrued liabilities	(316)	(781)
Income taxes	434	143
Cash provided by operations	10,442	8,773

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(3,264)	(2,728)
Acquisitions	(1,581)	(557)
Other	(298)	(5)
Cash used in investing activities	(5,143)	(3,290)

FINANCING ACTIVITIES
Commercial paper borrowings/(payments), net	453	(112)
Borrowings	1,056	4,053
Reduction of borrowings	(1,356)	(1,736)
Dividends	(1,266)	(1,237)
Repurchases of common stock	(3,577)	(5,944)
Proceeds from exercise of stock options	129	256
Other	(420)	(1,072)
Cash used in financing activities	(4,981)	(5,792)

Impact of exchange rates on cash, cash equivalents and restricted cash	(51)	(23)

Change in cash, cash equivalents and restricted cash	267	(332)
Cash, cash equivalents and restricted cash, beginning of period	4,064	4,760
Cash, cash equivalents and restricted cash, end of period	$4,331	$4,428
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	June 30, 2018			July 1, 2017
	Disney Shareholders	Non- controlling Interests (1)	Total Equity	Disney Shareholders	Non- controlling Interests (1)	Total Equity
Beginning balance	$45,151	$3,500	$48,651	$43,784	$3,483	$47,267
Comprehensive income	2,999	41	3,040	2,382	133	2,515
Equity compensation activity	156	—	156	174	—	174
Dividends	(1,249)	—	(1,249)	(1,208)	—	(1,208)
Common stock repurchases	(969)	—	(969)	(2,444)	—	(2,444)
Distributions and other, net	—	442	442	(157)	(96)	(253)
Ending balance	$46,088	$3,983	$50,071	$42,531	$3,520	$46,051

(1)	Excludes redeemable noncontrolling interest
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Nine Months Ended
	June 30, 2018			July 1, 2017
	Disney Shareholders	Non- controlling Interests (1)	Total Equity	Disney Shareholders	Non- controlling Interests (1)	Total Equity
Beginning balance	$41,315	$3,689	$45,004	$43,265	$4,058	$47,323
Comprehensive income	10,542	389	10,931	7,348	203	7,551
Equity compensation activity	319	—	319	404	—	404
Dividends	(2,515)	—	(2,515)	(2,445)	—	(2,445)
Common stock repurchases	(3,577)	—	(3,577)	(5,944)	—	(5,944)
Distributions and other, net	4	(95)	(91)	(97)	(741)	(838)
Ending balance	$46,088	$3,983	$50,071	$42,531	$3,520	$46,051

(1)	Excludes redeemable noncontrolling interest
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending September 29, 2018. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation.
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

2.	Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheet to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	June 30, 2018	September 30, 2017
Cash and cash equivalents	$4,326	$4,017
Restricted cash included in:
Other current assets	1	26
Other assets	4	21
Total cash, cash equivalents and restricted cash in the statement of cash flows	$4,331	$4,064

3.	Segment Information
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Media Networks	$78	$127	$141	$334
Parks and Resorts	(5)	(3)	(19)	(8)
Consumer Products & Interactive Media	—	—	—	1
Equity in the income of investees included in segment operating income	$73	$124	$122	$327
Segment revenues and segment operating income are as follows:

	Quarter Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues (1):
Media Networks	$6,156	$5,866	$18,537	$18,045
Parks and Resorts	5,193	4,894	15,226	13,748
Studio Entertainment	2,878	2,393	7,836	6,947
Consumer Products & Interactive Media	1,001	1,085	3,528	3,618
	$15,228	$14,238	$45,127	$42,358
Segment operating income (1):
Media Networks	$1,822	$1,842	$5,097	$5,427
Parks and Resorts	1,339	1,168	3,640	3,028
Studio Entertainment	708	639	2,384	2,137
Consumer Products & Interactive Media	324	362	1,295	1,371
	$4,193	$4,011	$12,416	$11,963

(1)
Studio Entertainment revenues and operating income include an allocation of Consumer Products & Interactive Media revenues, which is meant to reflect royalties on sales of merchandise based on film properties. The increase to Studio Entertainment revenues and operating income and corresponding decrease to Consumer Products & Interactive Media revenues and operating income was $119 million and $103 million for the quarters ended June 30, 2018 and July 1, 2017, respectively, and $426 million and $391 million for the nine months ended June 30, 2018 and July 1, 2017, respectively.

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Segment operating income	$4,193	$4,011	$12,416	$11,963
Corporate and unallocated shared expenses	(196)	(99)	(540)	(392)
Restructuring and impairment charges	—	—	(28)	—
Other income/(expense), net	—	(177)	94	(177)
Interest expense, net	(143)	(117)	(415)	(300)
Income before income taxes	$3,854	$3,618	$11,527	$11,094
In March 2018, the Company announced a strategic reorganization of its businesses into four operating segments: the newly-formed Direct-to-Consumer and International; the combined Parks, Experiences and Consumer Products; Media Networks; and Studio Entertainment. The Company is in the process of modifying internal and external reporting processes and systems to accommodate the new structure and expects to transition to the new segment reporting structure by the beginning of fiscal 2019. We continue to report operating results to our chief operating decision maker using our current operating segments.

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
BAMTech’s noncontrolling interest holders, MLB and the National Hockey League (NHL), have the right to sell their interest to the Company in the future. MLB can generally sell their interest to the Company starting five years from and ending ten years after the September 25, 2017 acquisition date at the greater of fair value or a guaranteed floor value ($563 million accreting at 8% annually for eight years). The NHL can sell its interest to the Company in fiscal 2020 for $300 million or in fiscal 2021 for $350 million. Accordingly, these interests are recorded as “Redeemable noncontrolling interests” in the Company’s Condensed Consolidated Balance Sheet. In addition, ESPN’s noncontrolling interest holder has a 20% interest in BAMTech’s direct-to-consumer sports business.
The Company has the right to purchase MLB’s interest in BAMTech starting five years from and ending ten years after the acquisition date at the greater of fair value or the guaranteed floor value. The Company has the right to acquire the NHL interest in fiscal years 2020 or 2021 for $500 million.
The acquisition date fair value of the noncontrolling interests was estimated at $1.1 billion, which was calculated using an option pricing model and generally reflected the net present value of the expected future redemption amount.
As a result of the MLB and NHL sale rights, the noncontrolling interests will generally not be allocated BAMTech losses. The Company will record the noncontrolling interests at the greater of (i) their acquisition date fair value adjusted for their share (if any) of earnings, losses, or dividends or (ii) an accreted value from the date of the acquisition to the earliest redemption date. The accretion of the MLB interest to the earliest redemption value (i.e. in five years after the acquisition date) will be recorded using an interest method. As of June 30, 2018, the redeemable noncontrolling interest subject to accretion would have had a redemption amount of $597 million if it were redeemed at that time. Adjustments to the carrying amount of redeemable noncontrolling interests increase or decrease income available to Company shareholders through an adjustment to “Net income attributable to noncontrolling interests” on the Condensed Consolidated Statement of Income.
We have allocated $3.5 billion of the purchase price to goodwill (approximately half of which is deductible for tax purposes) with the remainder primarily allocated to identifiable intangible assets.
The revenue and costs of BAMTech included in the Company’s Condensed Consolidated Statement of Income for the nine months ended June 30, 2018 were approximately $0.3 billion and $0.5 billion, respectively.
Twenty-First Century Fox
On December 14, 2017, the Company and Twenty-First Century Fox, Inc. (“21CF”) announced a definitive agreement (the “Original Merger Agreement”) for the Company to acquire 21CF.
On June 20, 2018, the Company and 21CF entered into an Amended and Restated Agreement and Plan of Merger (“Amended Merger Agreement”) for the Company to acquire 21CF. The Amended Merger Agreement amends and restates in its entirety the Original Merger Agreement.
Prior to the acquisition, 21CF will transfer a portfolio of its news, sports and broadcast businesses, including the Fox News Channel, Fox Business Network, Fox Broadcasting Company, Fox Sports, Fox Television Stations Group, FS1, FS2, Fox Deportes, Big Ten Network and certain other assets and liabilities into a newly formed subsidiary (“New Fox”) (the “New Fox Separation”) and distribute all of the issued and outstanding common stock of New Fox to shareholders of 21CF (other than holders that are subsidiaries of 21CF) on a pro rata basis (the “New Fox Distribution”). Prior to the New Fox Distribution, New Fox will pay 21CF a dividend in the amount of $8.5 billion. As the New Fox Separation and the New Fox Distribution will be taxable to 21CF at the corporate level, the dividend is intended to fund the taxes resulting from the New Fox Separation and New Fox Distribution and certain other transactions contemplated by the Amended Merger Agreement (the “Transaction Tax”). 21CF will retain all assets and liabilities not transferred to New Fox, which will include the 21CF film and television studios, certain cable networks (including FX and National Geographic) and 21CF’s international television businesses.
Following the New Fox Separation and the New Fox Distribution, WDC Merger Enterprises I, Inc., a wholly owned subsidiary of TWDC Holdco 613 Corp (“New Disney”), a direct wholly owned subsidiary of the Company, will be merged with and into the Company, with the Company continuing as the surviving corporation (the “Disney Merger”), and WDC Merger Enterprises II, Inc., a wholly owned subsidiary of New Disney, will be merged with and into 21CF, with 21CF continuing as the surviving corporation (the “21CF Merger and together with the Disney Merger, the “Mergers”). As a result of the Mergers, the

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Company and 21CF will become direct wholly owned subsidiaries of New Disney, which will be renamed “The Walt Disney Company” concurrently with the Mergers. Each share of Disney stock issued and outstanding immediately prior to the Disney merger will be converted into one share of New Disney stock of the same class.
The Boards of Directors of the Company and 21CF have approved the transaction. In order to seek approval from shareholders of 21CF and the Company, New Disney filed a Form S-4 Registration Statement (“S-4”) with the U.S. Securities and Exchange Commission (“SEC”), which was declared effective on June 28, 2018. The S-4 constitutes a prospectus for the registration of New Disney common stock to be delivered to 21CF shareholders pursuant to the Amended Merger Agreement as well as a joint proxy statement of the Company and 21CF. The consummation of the transaction is subject to various conditions, including, among others, (i) the consummation of the New Fox Separation, (ii) the receipt of certain tax opinions with respect to the treatment of the transaction under U.S. and Australian tax laws, and (iii) the receipt of certain regulatory approvals and governmental consents. The closing condition relating to the adoption of the Amended Merger Agreement by the requisite vote of shareholders of 21CF and the approval of the stock issuance by the requisite vote of the Company’s shareholders was satisfied on July 27, 2018
Upon consummation of the transaction, each issued and outstanding share of 21CF common stock (other than (i) treasury shares, (ii) shares held by 21CF subsidiaries and (iii) shares held by 21CF shareholders who have not voted in favor of the 21CF Merger and perfected and not withdrawn a demand for appraisal rights under Delaware law) will be exchanged for an amount (the “Per Share Value”), payable at the election of the holder thereof in either cash or shares of New Disney common stock. The Per Share Value is equal to fifty percent (50%) of the sum of (i) $38.00 plus (ii) the value of a number of shares of the Company’s common stock equal to an “exchange ratio” (determined based on the volume weighted average price of Disney common stock over the fifteen consecutive trading day period ending on (and including) the trading day that is three trading days prior to the date of the effective time of the 21CF Merger (“Average Company Stock Price”)). If the Average Company Stock Price is greater than $114.32, then the exchange ratio will be 0.3324. If the Average Company Stock Price is less than $93.53, then the exchange ratio will be 0.4063. If the Average Company Stock Price is greater than or equal to $93.53 but less than or equal to $114.32, then the exchange ratio will be an amount equal to $38.00 divided by the Average Company Stock Price. The merger consideration is subject to automatic proration and adjustment to ensure that the aggregate cash consideration (before giving effect to the adjustment for the Transaction Tax) is equal to $35.7 billion.
The exchange ratio may be subject to an adjustment based on the final estimate of the Transaction Tax and other transactions contemplated by the Amended Merger Agreement. The merger consideration in the Amended Merger Agreement was set based on an estimate of $8.5 billion for the Transaction Tax and will be adjusted immediately prior to consummation of the transaction if the final estimate of the Transaction Tax at closing is more than $8.5 billion or less than $6.5 billion. Such adjustment could increase or decrease the merger consideration, depending on whether the final estimate is lower or higher, respectively, than $6.5 billion or $8.5 billion. Additionally, if the final estimate of the Transaction Tax is lower than $8.5 billion, the Company will make a cash payment to New Fox reflecting the difference between such amount and $8.5 billion, up to a maximum cash payment of $2.0 billion.
As included in the S-4 filing, based on the number of shares of 21CF common stock outstanding as of May 29, 2018 and assuming an Average Company Stock Price of $103.926 (which was the volume weighted average price of the Company’s stock over the 20-trading day period ending on June 18, 2018), and assuming no adjustment for the Transaction Tax, New Disney would be required to issue approximately 343 million new shares of New Disney common stock to 21CF stockholders. The value at which New Disney will record the equity consideration will be based upon the Company’s stock price on the date the transaction closes. In addition, New Disney will assume 21CF’s net debt, which had a book value of approximately $13.2 billion and an estimated fair value of approximately $17.1 billion as of March 31, 2018 (approximately $23.9 billion of debt less approximately $6.8 billion in cash) if the Sky Acquisition (as defined below) is not completed or an estimated fair value of $49.3 billion of net debt (fair value of approximately $51.1 billion of debt less approximately $1.8 billion in cash) if the Sky Acquisition is completed.
Under the terms of the Amended Merger Agreement, Disney will pay 21CF $2.5 billion if the Mergers are not consummated under certain circumstances relating to the failure to obtain approvals, or if there is a final, non-appealable order preventing the transaction, in each case, relating to antitrust laws, communications laws or foreign regulatory laws. If the Amended Merger Agreement is terminated under certain other circumstances relating to changes in board recommendations and/or alternative transactions, the Company or 21CF may be required to pay the other party approximately $1.5 billion.
21CF currently has an interest of approximately 39% in Sky. In December 2016, 21CF announced the terms of an offer to acquire the fully diluted share capital of Sky which 21CF and its affiliates do not already own at a price of £10.75 per share, payable in cash, subject to certain payments of dividends (the “Sky Acquisition”). On April 25, 2018, Comcast announced an offer for the fully diluted share capital of Sky at an offer price of £12.50 per Sky share and, on July 11, 2018, Comcast

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

increased its offer price to £14.75 per Sky share (the “Revised Comcast Sky offer”). The Revised Comcast Sky Offer was recommended by the Independent Committee of the Sky Board responsible for reviewing the terms of the offer.
On July 11, 2018, 21CF announced an increased offer price for Sky of £14.00 per share, payable in cash, subject to reduction if certain dividends or other distributions are paid by Sky. 21CF may elect not to increase the price offered by it in the Sky Acquisition. Any increase in the debt financing for the Sky Acquisition would require the Company’s consent, which we may elect not to provide. Any sale by 21CF of its interest in Sky would require the Company’s consent. Completion of the Sky Acquisition is not a condition to either party’s obligation to consummate the 21CF acquisition transaction. If the Sky Acquisition is not completed by 21CF for any reason, then upon consummation of the 21CF acquisition, New Disney would indirectly acquire 21CF’s approximately 39% interest in Sky.
On July 12, 2018, the Sky Acquisition received approval by the UK Secretary of State for Digital, Culture, Media and Sport. In connection with the approval sought from the UK Secretary of State for Digital, Culture, Media and Sport, 21CF has undertaken to the Secretary of State to separate the Sky News business into a separate company (“Sky News Newco”), and to transfer the shares in Sky News Newco to the Company or to an alternative suitable third party if the Company does not complete its acquisition of Sky News Newco within a specified period (“Sky News Divestment”). The Sky News Divestment is conditional upon the Sky Acquisition completing. 21CF and the Company have agreed to provide financial support to Sky News Newco at the current level of funding (adjusted by cost inflation) and further possible capital expenditures for a period of 15 years after the Sky News Divestment such that the total funds available for Sky News is no less than £100 million per year. The Company has undertaken to continue to operate Sky News for a period of 15 years after the Sky News Divestment and may only sell Sky News Newco with the approval of the Secretary of State.
The Sky Acquisition remains subject to the requisite approval of Sky shareholders unaffiliated with 21CF, as well as to certain other customary closing conditions.
Completion of the Sky Acquisition will not affect the amount or form of consideration that stockholders of 21CF receive in the 21CF Merger. In the event that the 21CF Merger is not completed due to the failure to obtain regulatory approvals or in certain other limited circumstances, the Company has agreed to reimburse 21CF for an amount equal to the difference between the cash consideration of £14.00 and £13.00 for each share of Sky purchased by 21CF pursuant to the Sky Acquisition, plus any interest and fees on such amount.
If the Sky Acquisition is not completed by 21CF and another party has not acquired more than 50% of the ordinary shares of Sky, in each case prior to the completion of the Mergers, New Disney will be required to make a mandatory offer for all the outstanding ordinary shares of Sky not already owned by 21CF. On July 13, 2018, the Panel on Takeovers and Mergers of the United Kingdom (the “U.K. Takeover Panel”), ruled that any such offer would be required to be made in cash and at a price of £14.00 for each ordinary share in Sky (the “July 13 Ruling”), which ruling was upheld on August 4, 2018 by the U.K. Takeover Panel’s Hearings Committee on appeal. It is expected that there will be a further appeal to the U.K. Takeover Appeal Board which could agree or disagree with the July 13 Ruling. In the event that there is a further appeal and the U.K. Takeover Appeal Board does not agree with the July 13 Ruling, the price at which New Disney may be required to make such mandatory offer may be increased or decreased.
Goodwill
The changes in the carrying amount of goodwill for the nine months ended June 30, 2018 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products & Interactive Media	Unallocated (1)	Total
Balance at Sept. 30, 2017	$16,325	$291	$6,817	$4,393	$3,600	$31,426
Acquisitions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Other, net(1)	3,078	—	363	39	(3,600)	(120)
Balance at June 30, 2018	$19,403	$291	$7,180	$4,432	$—	$31,306

(1)
Other, net represents the allocation of BAMTech goodwill to segments based on the final purchase price allocation and also includes the impact of updates to our initial estimated fair value of intangible assets related to BAMTech.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

5.	Borrowings
During the nine months ended June 30, 2018, the Company’s borrowing activity was as follows:

	September 30, 2017	Borrowings	Payments	Other Activity	June 30, 2018
Commercial paper with original maturities less than three months(1)	$1,151	$—	$(1,098)	$(3)	$50
Commercial paper with original maturities greater than three months	1,621	7,229	(5,678)	11	3,183
U.S. and European medium-term notes	19,721	—	(1,300)	16	18,437
BAMTech acquisition payable	1,581	—	(1,581)	—	—
Asia Theme Parks borrowings	1,145	—	—	37	1,182
Foreign currency denominated debt and other(2)	72	1,056	(56)	(251)	821
Total	$25,291	$8,285	$(9,713)	$(190)	$23,673

(1)	Borrowings and payments are reported net.

(2)	The other activity is primarily market value adjustments for debt with qualifying hedges.
The Company has bank facilities with a syndicate of lenders to support commercial paper borrowings as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2019	$6,000	$—	$6,000
Facility expiring March 2021	2,250	—	2,250
Facility expiring March 2023	4,000	—	4,000
Total	$12,250	$—	$12,250
All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.18% to 1.63%. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2023, which if utilized, reduces available borrowings under this facility. As of June 30, 2018, the Company has $192 million of outstanding letters of credit, of which none were issued under this facility. The facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants, or events of default and contain only one financial covenant relating to interest coverage, which the Company met on June 30, 2018 by a significant margin.
21CF Credit Facility
In June 2018, the Company received committed financing from a bank syndicate to fund the cash component of the pending acquisition of 21CF. Under the terms of the commitment, the bank syndicate has committed to provide and arrange a 364-day unsecured bridge term loan facility in an aggregate principal amount of $35.7 billion at the completion of the 21CF transaction. The interest rate on the facility can vary based on the Company’s debt rating. The interest rate would have been LIBOR plus 0.875% if the Company had drawn on this facility at June 30, 2018. Prior to the completion of the 21CF acquisition, the Company anticipates that it will execute debt financings for the cash component of the 21CF acquisition and terminate the bridge term loan facility.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Interest expense, net
Interest and investment income and interest expense are reported net in the Condensed Consolidated Statements of Income and consist of the following (net of capitalized interest):

	Quarter Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Interest expense	$(175)	$(134)	$(493)	$(370)
Interest and investment income	32	17	78	70
Interest expense, net	$(143)	$(117)	$(415)	$(300)
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
The following table summarizes the carrying amounts of the International Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
Cash and cash equivalents	$745	$843
Other current assets	427	376
Total current assets	1,172	1,219
Parks, resorts and other property	9,213	9,403
Other assets	96	111
Total assets (1)	$10,481	$10,733

Current liabilities	$1,018	$1,163
Long-term borrowings	1,182	1,145
Other long-term liabilities	370	371
Total liabilities (1)	$2,570	$2,679

(1)
Total assets of the Asia Theme Parks were $8 billion at both June 30, 2018 and September 30, 2017 including parks, resorts and other property of $7 billion. Total liabilities of the Asia Theme Parks were $2 billion at both June 30, 2018 and September 30, 2017.

The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statement of Income for the nine months ended June 30, 2018:

June 30, 2018
Revenues	$2,781
Costs and expenses	(2,702)
Equity in the loss of investees	(19)
Asia Theme Parks’ royalty and management fees of $129 million for the nine months ended June 30, 2018 are eliminated in consolidation but are considered in calculating earnings allocated to noncontrolling interests.
International Theme Parks’ cash flows for the nine months ended June 30, 2018 included in the Company’s Condensed Consolidated Statement of Cash Flows were $558 million generated from operating activities, $488 million used in investing

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

activities and $34 million generated from financing activities. The majority of cash flows generated from operating activities and used in investing activities were for the Asia Theme Parks.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have 53% and 47% equity interests in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have both provided loans to Hong Kong Disneyland Resort with outstanding balances of $141 million each. The interest rate is three month HIBOR plus 2%, and the maturity date is September 2025 for the majority of the borrowings. The Company’s loan is eliminated upon consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.1 billion ($269 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2023. There is no outstanding balance under the line of credit at June 30, 2018.
In August 2017, the Company and HKSAR entered into an agreement for a multi-year expansion of Hong Kong Disneyland that will add a number of new guest offerings, including two new themed areas, by 2023. Under the terms of the agreement, the HK $10.9 billion ($1.4 billion) expansion will be funded by equity contributions from the Company and HKSAR on an equal basis.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $795 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. In addition, the Company has an outstanding balance of $172 million due from Shanghai Disney Resort primarily related to royalties. The Company has also provided Shanghai Disney Resort with a $157 million line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at June 30, 2018. The outstanding balances are eliminated upon consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 6.9 billion yuan (approximately $1.0 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $206 million) line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at June 30, 2018.

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

•
The Company remeasured its U.S. federal deferred tax assets and liabilities at the rate that the Company expects to be in effect when those deferred taxes will be realized (either 24.5% if in 2018 or 21.0% thereafter). The Company recognized a benefit from the deferred tax remeasurement of approximately $2.1 billion in the nine months ended June 30, 2018.

•
A one-time tax is due on certain accumulated foreign earnings (Deemed Repatriation Tax), which is payable over eight years. The effective tax rate is generally 15.5% on the portion of the earnings held in cash and cash equivalents and 8% on the remainder. The Company recognized a charge for the Deemed Repatriation Tax of approximately $0.3 billion in the nine months ended June 30, 2018. Generally there will no longer be a U.S. federal income tax cost arising from the repatriation of foreign earnings.

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

•	Certain foreign earnings will be taxed at a minimum effective rate of approximately 13%, which increases to approximately 16% in 2025. This will be effective for the Company in fiscal 2019.
The amounts that the Company has recorded are provisional estimates of the impact the Tax Act will have on the Company’s financial statements. Although the Company does not anticipate material adjustments to the provisional amounts, final amounts could vary. Additional information and analysis is required to finalize the impact including determining foreign cash and cash equivalents at the end of fiscal 2018 to calculate the Deemed Repatriation Tax.
Additionally, potential further guidance may be forthcoming from the Financial Accounting Standards Board and the Securities and Exchange Commission, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts.
During the nine months ended June 30, 2018, the Company decreased its gross unrecognized tax benefits by $0.1 billion from $0.9 billion to $0.8 billion. In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters. These resolutions would reduce our unrecognized tax benefits by approximately $0.2 billion, of which $0.1 billion would reduce our income tax expense and effective tax rate if recognized.

8.	Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service costs	$87	$90	$262	$273	$3	$3	$8	$9
Interest costs	122	113	367	336	15	14	45	42
Expected return on plan assets	(225)	(219)	(677)	(656)	(13)	(13)	(39)	(37)
Amortization of prior-year service costs	3	3	11	8	—	—	—	—
Recognized net actuarial loss	86	101	261	303	3	4	10	12
Net periodic benefit cost	$73	$88	$224	$264	$8	$8	$24	$26
During the nine months ended June 30, 2018, the Company made $366 million of contributions to its pension and postretirement medical plans. The Company currently does not expect to make any additional material contributions to its pension and postretirement medical plans during the remainder of fiscal 2018. However, final funding amounts for fiscal 2018 will be assessed based on our January 1, 2018 funding actuarial valuation, which will be available by the end of the fourth quarter of fiscal 2018.

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

	Quarter Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,491	1,562	1,502	1,578
Weighted average dilutive impact of Awards	7	10	8	10
Weighted average number of common and common equivalent shares outstanding (diluted)	1,498	1,572	1,510	1,588
Awards excluded from diluted earnings per share	12	8	12	11

10.	Equity
The Company paid the following dividends in fiscal 2018 and 2017:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.84	$1.2 billion	Fourth Quarter of Fiscal 2018	First Half of 2018
$0.84	$1.3 billion	Second Quarter of Fiscal 2018	Second Half 2017
$0.78	$1.2 billion	Fourth Quarter of Fiscal 2017	First Half 2017
$0.78	$1.2 billion	Second Quarter of Fiscal 2017	Second Half 2016
During the nine months ended June 30, 2018, the Company repurchased 35 million shares of its common stock for $3.6 billion. As of June 30, 2018, the Company had remaining authorization in place to repurchase approximately 158 million additional shares. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
AOCI, before tax	Investments	Cash Flow Hedges
Balance at March 31, 2018	$24	$(197)	$(4,690)	$(358)	$(5,221)
Quarter Ended June 30, 2018:
Unrealized gains (losses) arising during the period	1	296	—	(286)	11
Reclassifications of realized net (gains) losses to net income	—	26	96	—	122
Balance at June 30, 2018	$25	$125	$(4,594)	$(644)	$(5,088)

Balance at April 1, 2017	$28	$141	$(5,638)	$(599)	$(6,068)
Quarter Ended July 1, 2017:
Unrealized gains (losses) arising during the period	(1)	(108)	—	54	(55)
Reclassifications of realized net (gains) losses to net income	—	(41)	108	—	67
Balance at July 1, 2017	$27	$(8)	$(5,530)	$(545)	$(6,056)

Balance at September 30, 2017	$15	$(108)	$(4,906)	$(523)	$(5,522)
Nine Months Ended June 30, 2018:
Unrealized gains (losses) arising during the period	10	150	24	(121)	63
Reclassifications of net (gains) losses to net income	—	83	288	—	371
Balance at June 30, 2018	$25	$125	$(4,594)	$(644)	$(5,088)

Balance at October 1, 2016	$44	$(38)	$(5,859)	$(521)	$(6,374)
Nine Months Ended July 1, 2017:
Unrealized gains (losses) arising during the period	(11)	192	5	(24)	162
Reclassifications of net (gains) losses to net income	(6)	(162)	324	—	156
Balance at July 1, 2017	$27	$(8)	$(5,530)	$(545)	$(6,056)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
Tax on AOCI	Investments	Cash Flow Hedges
Balance at March 31, 2018	$(10)	$41	$1,778	$67	$1,876
Quarter Ended June 30, 2018:
Unrealized gains (losses) arising during the period	—	(56)	(2)	38	(20)
Reclassifications of realized net (gains) losses to net income	—	(6)	(24)	—	(30)
Balance at June 30, 2018	$(10)	$(21)	$1,752	$105	$1,826

Balance at April 1, 2017	$(12)	$(50)	$2,113	$137	$2,188
Quarter Ended July 1, 2017:
Unrealized gains (losses) arising during the period	(4)	42	—	(9)	29
Reclassifications of realized net (gains) losses to net income	—	15	(40)	—	(25)
Balance at July 1, 2017	$(16)	$7	$2,073	$128	$2,192

Balance at September 30, 2017	$(7)	$46	$1,839	$116	$1,994
Nine Months Ended June 30, 2018:
Unrealized gains (losses) arising during the period	(3)	(44)	(5)	(11)	(63)
Reclassifications of net (gains) losses to net income	—	(23)	(82)	—	(105)
Balance at June 30, 2018	$(10)	$(21)	$1,752	$105	$1,826

Balance at October 1, 2016	$(18)	$13	$2,208	$192	$2,395
Nine Months Ended July 1, 2017:
Unrealized gains (losses) arising during the period	—	(66)	(15)	(64)	(145)
Reclassifications of net (gains) losses to net income	2	60	(120)	—	(58)
Balance at July 1, 2017	$(16)	$7	$2,073	$128	$2,192

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
AOCI, after tax	Investments	Cash Flow Hedges
Balance at March 31, 2018	$14	$(156)	$(2,912)	$(291)	$(3,345)
Quarter Ended June 30, 2018:
Unrealized gains (losses) arising during the period	1	240	(2)	(248)	(9)
Reclassifications of realized net (gains) losses to net income	—	20	72	—	92
Balance at June 30, 2018	$15	$104	$(2,842)	$(539)	$(3,262)

Balance at April 1, 2017	$16	$91	$(3,525)	$(462)	$(3,880)
Quarter Ended July 1, 2017:
Unrealized gains (losses) arising during the period	(5)	(66)	—	45	(26)
Reclassifications of realized net (gains) losses to net income	—	(26)	68	—	42
Balance at July 1, 2017	$11	$(1)	$(3,457)	$(417)	$(3,864)

Balance at September 30, 2017	$8	$(62)	$(3,067)	$(407)	$(3,528)
Nine Months Ended June 30, 2018:
Unrealized gains (losses) arising during the period	7	106	19	(132)	—
Reclassifications of net (gains) losses to net income	—	60	206	—	266
Balance at June 30, 2018	$15	$104	$(2,842)	$(539)	$(3,262)

Balance at October 1, 2016	$26	$(25)	$(3,651)	$(329)	$(3,979)
Nine Months Ended July 1, 2017:
Unrealized gains (losses) arising during the period	(11)	126	(10)	(88)	17
Reclassifications of net (gains) losses to net income	(4)	(102)	204	—	98
Balance at July 1, 2017	$11	$(1)	$(3,457)	$(417)	$(3,864)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended		Nine Months Ended
		June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Investments, net	Interest expense, net	$—	$—	$—	$6
Estimated tax	Income taxes	—	—	—	(2)
		—	—	—	4

Cash flow hedges	Primarily revenue	(26)	41	(83)	162
Estimated tax	Income taxes	6	(15)	23	(60)
		(20)	26	(60)	102

Pension and postretirement medical expense	Costs and expenses	(96)	(108)	(288)	(324)
Estimated tax	Income taxes	24	40	82	120
		(72)	(68)	(206)	(204)

Total reclassifications for the period		$(92)	$(42)	$(266)	$(98)
At June 30, 2018 and September 30, 2017, unrealized gains and losses on available-for-sale investments were not material.

11.	Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Stock options	$21	$20	$67	$62
RSUs	92	69	240	216
Total equity-based compensation expense (1)	$113	$89	$307	$278
Equity-based compensation expense capitalized during the period	$17	$19	$54	$61

(1)	Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $146 million and $520 million, respectively, as of June 30, 2018.
The weighted average grant date fair values of options granted during the nine months ended June 30, 2018 and July 1, 2017 were $28.01 and $25.66, respectively.
During the nine months ended June 30, 2018, the Company made equity compensation grants consisting of 4.0 million stock options and 4.5 million RSUs.

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
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales,

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds, which mature in 2037. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of June 30, 2018, the remaining debt service obligation guaranteed by the Company was $301 million. To the extent that tax revenues exceed the debt service payments subsequent to the Company funding a shortfall, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
The Company has guaranteed $113 million of Hulu LLC’s $338 million term loan, which expires in August 2022. The Company is also committed to make a capital contribution of approximately $450 million to Hulu in calendar 2018. For the nine months ended June 30, 2018, the Company made contributions of $227 million against this commitment. Hulu is a joint venture in which the Company has a 30% ownership interest.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of television program rights and vacation ownership units. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.9 billion as of June 30, 2018. The activity in the current period related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was approximately $0.7 billion as of June 30, 2018. The activity in the current period related to the allowance for credit losses was not material.

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
Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable
The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level:

	Fair Value Measurement at June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Investments	$41	$—	$—	$41
Derivatives
Foreign exchange	—	479	—	479
Other	—	14	—	14
Liabilities
Derivatives
Interest rate	—	(370)	—	(370)
Foreign exchange	—	(311)	—	(311)
Total recorded at fair value	$41	$(188)	$—	$(147)
Fair value of borrowings	$—	$22,442	$1,223	$23,665

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
Level 3 borrowings include the Asia Theme Park borrowings, which are valued based on the current borrowing cost and credit risk of the Asia Theme Parks as well as historical market transactions and prevailing market interest rates. Level 3 borrowings at September 30, 2017 also include borrowings in connection with the acquisition of BAMTech, which were paid in the second quarter of fiscal 2018 (see Note 4).
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
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of June 30, 2018
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$172	$192	$(108)	$(60)
Interest rate	—	—	(297)	—
Other	11	3	—	—
Derivatives not designated as hedges
Foreign exchange	92	23	(99)	(44)
Interest rate	—	—	—	(73)
Gross fair value of derivatives	275	218	(504)	(177)
Counterparty netting	(184)	(173)	245	112
Cash collateral (received)/paid	—	—	137	17
Net derivative positions	$91	$45	$(122)	$(48)

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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of June 30, 2018 and September 30, 2017, the total notional amount of the Company’s pay-floating interest rate swaps was $7.8 billion and $8.2 billion, respectively. The following table summarizes adjustments related to fair value hedges included in “Interest expense, net” in the Condensed Consolidated Statements of Income.

	Quarter Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Gain (loss) on interest rate swaps	$(25)	$39	$(191)	$(203)
Gain (loss) on hedged borrowings	25	(39)	191	203
In addition, during the quarter and nine months ended June 30, 2018, the Company realized net expense of $9 million and $3 million, respectively in “Interest expense, net” related to pay-floating interest rate swaps. During the quarter and nine months ended July 1, 2017, the Company realized net benefits of $7 million and $29 million, respectively in “Interest expense, net” related to pay-floating interest rate swaps.
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at June 30, 2018 or at September 30, 2017, and gains and losses related to pay-fixed swaps recognized in earnings for the quarter and nine months ended June 30, 2018 and July 1, 2017 were not material.
To facilitate its interest rate risk management activities, the Company sold options in November 2016, October 2017 and April 2018 to enter into a future pay-floating interest rate swaps indexed to LIBOR for $2.0 billion in future borrowings. The fair values of these contracts as of June 30, 2018 were not material. The options are not designated as hedges and do not qualify for hedge accounting; accordingly, changes in their fair value are recorded in earnings.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of June 30, 2018 and September 30, 2017, the notional amounts of the Company’s net foreign exchange cash flow hedges were $6.1 billion and $6.3 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the nine months ended June 30, 2018 and July 1, 2017 were not material. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months totaled $73 million.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at June 30, 2018 and September 30, 2017 were $2.8 billion and $3.6 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities for the quarter and nine months ended June 30, 2018 and July 1, 2017 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income:

	Costs and Expenses		Interest expense, net		Income Tax expense
Quarter Ended:	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net gains (losses) on foreign currency denominated assets and liabilities	$(175)	$148	$28	$(7)	$35	$4
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	164	(144)	(34)	6	(31)	21
Net gains (losses)	$(11)	$4	$(6)	$(1)	$4	$25

Nine Months Ended:
Net gains (losses) on foreign currency denominated assets and liabilities	$(94)	$25	$55	$(3)	$23	$16
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	73	(26)	(62)	2	(15)	4
Net gains (losses)	$(21)	$(1)	$(7)	$(1)	$8	$20
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at June 30, 2018 and September 30, 2017 and related gains or losses recognized in earnings for the quarter and nine months ended June 30, 2018 and July 1, 2017 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount and fair value of these contracts at June 30, 2018 and September 30, 2017 were not material. The related gains or losses recognized in earnings for the quarter and nine months ended June 30, 2018 and July 1, 2017 were not material.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $324 million and $217 million on June 30, 2018 and September 30, 2017, respectively.

15.	Restructuring and Impairment Charges and Other Income
The Company recorded $28 million of restructuring and impairment charges in the current nine-month period, primarily for severance costs.
The Company recorded $94 million of other income in the current nine-month period, which included a gain from the sale of property rights and insurance proceeds related to a legal matter. In the prior-year quarter, the Company recorded a $177 million charge, net of committed insurance recoveries, in connection with the settlement of litigation.

16.	New Accounting Pronouncements
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the Financial Accounting Standards Board (FASB) issued guidance as a result of the Tax Act to permit the reclassification of certain tax effects in accumulated other comprehensive income (AOCI) to retained earnings. Current accounting guidance requires that adjustments to deferred tax assets and liabilities for changes in enacted tax rates be recorded through income from continuing operations even if the deferred taxes were originally established through comprehensive income. The new guidance allows companies to make a one-time election to reclassify the tax effects resulting from the Tax Act on items in AOCI to retained earnings. The new guidance is effective beginning with the first quarter of the Company’s 2020 fiscal year (with early adoption permitted). The guidance should be applied either retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized or as a cumulative adjustment in the first period of adoption. The Company is still assessing whether it will make the one-time election to reclassify the tax-effects to retained earnings.
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
Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued guidance that requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs instead of when the asset is ultimately sold to an outside party. The new guidance is effective beginning with the first quarter of the Company’s 2019 fiscal year. The guidance requires

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

prospective adoption with a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. Based upon our analysis, we estimate that approximately $0.1 billion will be recorded as an increase to retained earnings upon adoption, which we do not believe is material to our consolidated financial statements. Our assessment may change if we enter into new transactions between now and the date of adoption.
Leases
In February 2016, the FASB issued a new lease accounting standard, which requires the present value of committed operating lease payments to be recorded as right-of-use lease assets and lease liabilities on the balance sheet. The Company is currently assessing the impact of the new guidance on its financial statements. The standard can be adopted either as of the effective date without restating prior periods or retrospectively by restating prior periods. The guidance is effective at the beginning of the Company’s 2020 fiscal year (with early adoption permitted). As of September 30, 2017, the Company had an estimated $3.3 billion in undiscounted future minimum lease commitments.
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
We have reviewed our significant revenue streams and identified required changes to our revenue recognition policies. Based on our existing customer contracts and relationships, we do not expect the implementation of the new guidance will have a material impact on our consolidated financial statements upon adoption. The Company’s evaluation of the impact could change if we enter into new revenue arrangements or interpretations of the new guidance further evolve.
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

We are developing processes to capture the information necessary for the expanded disclosures required under the new guidance, and continuing to identify updates needed to our internal controls to support our new revenue recognition policies and disclosure requirements.
The guidance may be adopted either by restating fiscal 2017 and 2018 to reflect the impact of the new guidance (full retrospective method) or by recording the impact of adoption as an adjustment to retained earnings at the beginning of fiscal 2019 (modified retrospective method). The Company currently expects to adopt the standard using the modified retrospective method.
The Company’s equity method investees are considered private companies for purposes of applying the new guidance and are not required to adopt the new standard until fiscal years beginning after December 15, 2018. Our significant equity method investees continue to assess the potential impact of adopting the new standard on their financial statements. We currently do not

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

expect any material impacts to the Company’s consolidated financial statements upon the investees’ adoption of the new guidance.

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
Business Segment Results
Impact of U.S. tax reform
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
Our summary consolidated results are presented below:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions, except per share data)	June 30, 2018	July 1, 2017	Better/ (Worse)	June 30, 2018	July 1, 2017	Better/ (Worse)
Revenues:
Services	$13,142	$12,097	9%	$38,646	$35,990	7%
Products	2,086	2,141	(3)%	6,481	6,368	2%
Total revenues	15,228	14,238	7%	45,127	42,358	7%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(7,124)	(6,469)	(10)%	(20,762)	(19,328)	(7)%
Cost of products (exclusive of depreciation and amortization)	(1,224)	(1,248)	2%	(3,856)	(3,764)	(2)%
Selling, general, administrative and other	(2,212)	(2,022)	(9)%	(6,538)	(5,948)	(10)%
Depreciation and amortization	(744)	(711)	(5)%	(2,217)	(2,074)	(7)%
Total costs and expenses	(11,304)	(10,450)	(8)%	(33,373)	(31,114)	(7)%
Restructuring and impairment charges	—	—	nm	(28)	—	nm
Other income/(expense), net	—	(177)	nm	94	(177)	nm
Interest expense, net	(143)	(117)	(22)%	(415)	(300)	(38)%
Equity in the income of investees	73	124	(41)%	122	327	(63)%
Income before income taxes	3,854	3,618	7%	11,527	11,094	4%
Income taxes	(795)	(1,144)	31%	(880)	(3,593)	76%
Net income	3,059	2,474	24%	10,647	7,501	42%
Less: Net income attributable to noncontrolling interests	(143)	(108)	(32)%	(371)	(268)	(38)%
Net income attributable to Disney	$2,916	$2,366	23%	$10,276	$7,233	42%

Diluted earnings per share attributable to Disney	$1.95	$1.51	29%	$6.81	$4.55	50%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Quarter Results
Revenues for the quarter increased 7%, or $1.0 billion, to $15.2 billion; net income attributable to Disney increased 23%, or $0.6 billion, to $2.9 billion; and diluted earnings per share attributable to Disney (EPS) increased 29% from $1.51 to $1.95. The EPS increase for the quarter was due to a benefit from new federal income tax legislation, the “Tax Cuts and Jobs Act” (Tax Act) (See Note 7 to the Condensed Consolidated Financial Statements), a decrease in weighted average shares outstanding as a result of our share repurchase program and higher segment operating income, partially offset by higher Corporate and unallocated shared expenses. The increase in segment operating income was due to growth at our Parks and Resorts and Studio Entertainment segments, partially offset by lower results at our Consumer Products & Interactive Media segment.
Revenues
Service revenues for the quarter increased 9%, or $1.0 billion, to $13.1 billion due to higher theatrical distribution revenue driven by the success of Avengers: Infinity War and Incredibles 2, growth in TV/subscription video on demand (SVOD) distribution revenue, higher fees from Multi-channel Video Distributors (MVPDs) (Affiliate Fees), growth in guest spending and higher volumes at our parks and resorts and the consolidation of BAMTech. The Company began consolidating BAMTech in the fourth quarter of the prior year. These increases were partially offset by lower advertising revenue.
Product revenues for the quarter decreased 3%, or $55 million to $2.1 billion primarily due to lower domestic home entertainment volumes and a decrease in retail store sales, partially offset by higher guest spending at our parks and resorts. Product revenues reflected an approximate 2 percentage point increase due to a favorable movement of the U.S. dollar against major currencies including the impact of our hedging program (FX Impact).
Costs and expenses
Cost of services for the quarter increased 10%, or $655 million, to $7.1 billion due to higher film cost amortization driven by increased theatrical distribution revenue and film cost impairments, higher television programming and production costs, the consolidation of BAMTech, and labor and other cost inflation at our parks and resorts. Cost of services reflected an approximate 1 percentage point increase due to an unfavorable FX Impact.
Cost of products for the quarter decreased 2%, or $24 million, to $1.2 billion primarily due to lower home entertainment volumes and a decrease in retail store sales, partially offset by higher guest spending and cost inflation at our parks and resorts. Cost of products reflected an approximate 1 percentage point increase due to an unfavorable FX Impact.
Selling, general, administrative and other costs increased 9%, or $190 million, to $2.2 billion primarily due to higher theatrical marketing spending, costs incurred in connection with our agreement to acquire Twenty-First Century Fox, Inc. and an increase in compensation costs.
Depreciation and amortization increased 5%, or $33 million, to $0.7 billion, due to the consolidation of BAMTech.
Other income/(expense), net
Other income/(expense), net of $177 million for the prior-year quarter consisted of a charge, net of committed insurance recoveries, incurred in connection with the settlement of litigation.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	June 30, 2018	July 1, 2017	% Change Better/(Worse)
Interest expense	$(175)	$(134)	(31)%
Interest and investment income	32	17	88%
Interest expense, net	$(143)	$(117)	(22)%
The increase in interest expense was due to higher average interest rates and an increase in average debt balances.
The increase in interest and investment income was driven by net investment income in the current quarter compared to net investment losses in the prior-year quarter.
Equity in the income of investees
Equity in the income of investees decreased $51 million to $73 million for the quarter due to higher losses from Hulu and lower income from A+E Television Networks (A+E). These decreases were partially offset by a favorable comparison to a loss

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

from BAMTech in the prior-year quarter. The decrease at Hulu was driven by higher programming and labor costs, partially offset by higher subscription and advertising revenue. The decrease at A+E was due to lower advertising revenue and higher programming costs, partially offset by higher program sales.
Effective Income Tax Rate

	Quarter Ended
	June 30, 2018	July 1, 2017	Change Better/(Worse)
Effective income tax rate	20.6%	31.6%	11.0	ppt
The decrease in the effective income tax rate for the quarter was due to a net favorable impact of the Tax Act, which reflects the following:

•
A reduction in the Company’s fiscal 2018 U.S. statutory federal income tax rate to 24.5% from 35.0% in the prior year. Net of state tax and other related effects, the reduction in the statutory rate had an impact of approximately 8.6 percentage points on the effective income tax rate.

•
A net benefit of approximately $110 million from updating our prior quarter estimates of the remeasurement of our net federal deferred tax liability to the new statutory rates and a one-time tax on certain accumulated foreign earnings (Deemed Repatriation Tax). This update includes the impact from finalizing our fiscal 2017 income tax return.This benefit had an impact of approximately 2.9 percentage points on the effective income tax rate.

Refer to Note 7 of the Condensed Consolidated Financial Statements for further information on the impact of the Tax Act on the Company.
Noncontrolling Interests

	Quarter Ended
(in millions)	June 30, 2018	July 1, 2017	% Change Better/(Worse)
Net income attributable to noncontrolling interests	$143	$108	(32)%
The increase in net income attributable to noncontrolling interests was due to higher results at ESPN and Shanghai Disney Resort. Results at ESPN included the benefit of lower tax expense, largely due to the Tax Act.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.

Nine-Month Results
Revenues for the nine-month period increased 7%, or $2.8 billion, to $45.1 billion; net income attributable to Disney increased 42%, or $3.0 billion, to $10.3 billion; and EPS increased 50% from $4.55 to $6.81. The EPS increase for the nine-month period was due to the benefit from the Tax Act, a decrease in weighted average shares outstanding as a result of our share repurchase program and higher segment operating income. The increase in segment operating income was due to growth at our Parks and Resorts and Studio Entertainment segments, partially offset by lower results at our Media Networks and Consumer Products & Interactive Media segments.
Revenues
Service revenues for the nine-month period increased 7%, or $2.7 billion, to $38.6 billion due to higher theatrical distribution revenue, higher guest spending and volumes at our parks and resorts, an increase in affiliate fees, the consolidation of BAMTech and growth in TV/SVOD distribution revenue. These increases were partially offset by lower advertising revenue.
Product revenues for the nine-month period increased 2%, or $113 million to $6.5 billion, due to increases in guest spending and volumes at our parks and resorts, partially offset by lower domestic home entertainment volumes and a decrease in retail store sales. Product revenues reflected an approximate 1 percentage point increase due to a favorable FX Impact.
Costs and expenses
Cost of services for the nine-month period increased 7%, or $1.4 billion, to $20.8 billion, due to higher film cost amortization driven by an increase in theatrical revenue and film cost impairments, an increase in costs at our parks and resorts, the consolidation of BAMTech and higher television programming and production costs. The increase at parks and resorts was

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

driven by cost inflation, increased technology spending and higher volumes. Cost of services reflected an approximate 1 percentage point increase due to an unfavorable FX Impact.
Cost of products for the nine-month period increased 2%, or $92 million, to $3.9 billion, due to cost inflation and higher volumes at our parks and resorts, partially offset by lower home entertainment volumes. Cost of products reflected an approximate 2 percentage point increase due to an unfavorable FX Impact.
Selling, general, administrative and other costs for the nine-month period increased 10%, or $0.6 billion, to $6.5 billion, primarily due to higher marketing spend for theatrical distribution and at parks and resorts, the consolidation of BAMTech, costs incurred in connection with our agreement to acquire Twenty-First Century Fox, Inc. and an increase in compensation costs. Selling, general, administrative and other costs reflected an approximate 1 percentage point increase due to an unfavorable FX Impact.
Depreciation and amortization for the nine-month period increased 7%, or $143 million, to $2.2 billion due to depreciation of new attractions at our domestic parks and resorts and Hong Kong Disneyland Resort and the consolidation of BAMTech.
Restructuring and impairment charges
The Company recorded $28 million of restructuring and impairment charges in the current nine-month period primarily for severance costs.
Other income/(expense), net
Other income/(expense), net of $94 million for the current nine-month period reflects a gain from the sale of property rights and insurance proceeds related to a legal matter. Other income/(expense), net of $177 million for the prior-year period consisted of a charge, net of committed insurance recoveries, incurred in connection with the settlement of litigation.
Interest expense, net
Interest expense, net is as follows:

	Nine Months Ended
(in millions)	June 30, 2018	July 1, 2017	% Change Better/(Worse)
Interest expense	$(493)	$(370)	(33)%
Interest and investment income	78	70	11%
Interest expense, net	$(415)	$(300)	(38)%
The increase in interest expense for the nine-month period was due to higher average debt balances and an increase in average interest rates.
Equity in the income of investees
Equity in the income of investees decreased $205 million to $122 million for the nine-month period due to higher losses from Hulu and lower income from A+E. These decreases were partially offset by a favorable comparison to a loss from BAMTech in the prior-year period. The decrease at Hulu was driven by higher programming, labor and marketing costs, partially offset by growth in subscription and advertising revenue. The decrease at A+E was due to lower advertising revenue.
Effective Income Tax Rate

	Nine Months Ended
	June 30, 2018	July 1, 2017	Change Better/(Worse)
Effective income tax rate	7.6%	32.4%	24.8	ppt
The decrease in the effective income tax rate was due to the impact of the Tax Act, which included:

•
A net benefit of approximately $1.8 billion, which reflected an approximate $2.1 billion benefit from remeasuring our deferred tax balances to the new statutory rate, partially offset by a charge of approximately $0.3 billion from accruing the Deemed Repatriation Tax. This net benefit had an impact of approximately 15.6 percentage points on the effective income tax rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

•
A reduction in the Company’s fiscal 2018 U.S. statutory federal income tax rate to 24.5% from 35.0% in the prior year.  Net of state tax and other related effects, the reduction in the statutory rate had an impact of approximately 8.8 percentage points on the effective income tax rate.

Refer to Note 7 of the Condensed Consolidated Financial Statements for further information on the impact of the Tax Act on the Company.
Noncontrolling Interests

	Nine Months Ended
(in millions)	June 30, 2018	July 1, 2017	% Change Better/(Worse)
Net income attributable to noncontrolling interests	$371	$268	(38)%
The increase in net income attributable to noncontrolling interests for the nine-month period was due to lower tax expense at ESPN, largely due to the Tax Act, and the impact of the Company’s acquisition of the noncontrolling interest in Disneyland Paris in the third quarter of the prior year.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the nine months ended June 30, 2018 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 30, 2018	July 1, 2017	Better/ (Worse)	June 30, 2018	July 1, 2017	Better/ (Worse)
Revenues:
Media Networks	$6,156	$5,866	5%	$18,537	$18,045	3%
Parks and Resorts	5,193	4,894	6%	15,226	13,748	11%
Studio Entertainment	2,878	2,393	20%	7,836	6,947	13%
Consumer Products & Interactive Media	1,001	1,085	(8)%	3,528	3,618	(2)%
	$15,228	$14,238	7%	$45,127	$42,358	7%
Segment operating income:
Media Networks	$1,822	$1,842	(1)%	$5,097	$5,427	(6)%
Parks and Resorts	1,339	1,168	15%	3,640	3,028	20%
Studio Entertainment	708	639	11%	2,384	2,137	12%
Consumer Products & Interactive Media	324	362	(10)%	1,295	1,371	(6)%
	$4,193	$4,011	5%	$12,416	$11,963	4%
The following table reconciles income before income taxes to segment operating income:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 30, 2018	July 1, 2017	Better/ (Worse)	June 30, 2018	July 1, 2017	Better/ (Worse)
Income before income taxes	$3,854	$3,618	7%	$11,527	$11,094	4%
Add/(subtract):
Corporate and unallocated shared expenses	196	99	(98)%	540	392	(38)%
Restructuring and impairment charges	—	—	nm	28	—	nm
Other income/(expense), net	—	177	nm	(94)	177	nm
Interest expense, net	143	117	(22)%	415	300	(38)%
Segment Operating Income	$4,193	$4,011	5%	$12,416	$11,963	4%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation expense is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 30, 2018	July 1, 2017	Better/ (Worse)	June 30, 2018	July 1, 2017	Better/ (Worse)
Media Networks
Cable Networks	$42	$34	(24)%	$126	$105	(20)%
Broadcasting	23	21	(10)%	71	67	(6)%
Total Media Networks	65	55	(18)%	197	172	(15)%
Parks and Resorts
Domestic	340	333	(2)%	1,053	983	(7)%
International	189	187	(1)%	546	500	(9)%
Total Parks and Resorts	529	520	(2)%	1,599	1,483	(8)%
Studio Entertainment	15	13	(15)%	41	36	(14)%
Consumer Products & Interactive Media	14	15	7%	41	46	11%
Corporate	55	60	8%	164	189	13%
Total depreciation expense	$678	$663	(2)%	$2,042	$1,926	(6)%
Amortization of intangible assets is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 30, 2018	July 1, 2017	Better/ (Worse)	June 30, 2018	July 1, 2017	Better/ (Worse)
Media Networks	$20	$3	>100%	$40	$9	>(100)%
Parks and Resorts	2	1	(100)%	3	3	—%
Studio Entertainment	16	16	—%	48	48	—%
Consumer Products & Interactive Media	28	28	—%	84	88	5%
Total amortization of intangible assets	$66	$48	(38)%	$175	$148	(18)%
Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	June 30, 2018	July 1, 2017	Better/ (Worse)
Revenues
Affiliate fees	$3,332	$3,176	5%
Advertising	1,948	2,006	(3)%
TV/SVOD distribution and other	876	684	28%
Total revenues	6,156	5,866	5%
Operating expenses	(3,725)	(3,500)	(6)%
Selling, general, administrative and other	(602)	(593)	(2)%
Depreciation and amortization	(85)	(58)	(47)%
Equity in the income of investees	78	127	(39)%
Operating Income	$1,822	$1,842	(1)%
Revenues
The increase in affiliate fees was due to growth of 7% from higher contractual rates, partially offset by a 2% decrease from fewer subscribers.
The decrease in advertising revenues was due to a decrease of $67 million at Cable Networks, from $1,041 million to $974 million, partially offset by an increase of $9 million at Broadcasting, from $965 million to $974 million. Cable Networks advertising revenue reflected a decrease of 9% from lower impressions, partially offset by an increase of 4% from higher rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The decrease in impressions reflected lower average viewership at ESPN and Freeform. ESPN’s advertising revenue was adversely impacted by one less NBA final game. Broadcasting advertising revenue reflected an increase of 7% from higher network rates, partially offset by decreases of 4% from lower network impressions and 1% from the owned television stations, which were both due to lower average viewership.
TV/SVOD distribution and other revenue increased $192 million due to higher program sales and the consolidation of BAMTech. On September 25, 2017 the Company increased its ownership in BAMTech and began consolidating its results. The Company’s share of BAMTech’s results was previously reported in equity in the income of investees. The increase in program sales was driven by higher sales of How to Get Away with Murder, Designated Survivor and Grey’s Anatomy, partially offset by lower sales of Quantico. Additionally, the current quarter included the sale of Luke Cage compared to the prior-year quarter sale of The Defenders.
Costs and Expenses
Operating expenses include programming and production costs, which increased $147 million, from $3,203 million to $3,350 million. At Broadcasting, programming and production costs increased $102 million due to higher average cost network programming, including the impact of American Idol and Roseanne in the current quarter, and an increase in program sales. At Cable Networks, programming and production costs increased $45 million due to the consolidation of BAMTech and contractual rate increases for NBA programming, partially offset by the comparison to severance and contract termination costs in the prior-year quarter. Other operating costs, which include distribution and technology costs, increased primarily due to the consolidation of BAMTech.
Selling, general, administrative and other costs increased $9 million, from $593 million to $602 million as the impact from the consolidation of BAMTech was essentially offset by lower marketing and other costs.
Depreciation and amortization increased $27 million, from $58 million to $85 million due to the consolidation of BAMTech.
Equity in the Income of Investees
Income from equity investees decreased $49 million, from $127 million to $78 million due to higher losses from Hulu and lower income from A+E. These decreases were partially offset by a favorable comparison to a loss from BAMTech in the prior-year quarter. The decrease at Hulu was driven by higher programming and labor costs, partially offset by growth in subscription and advertising revenue. The decrease at A+E was due to lower advertising revenue and higher programming costs, partially offset by higher program sales.
 Segment Operating Income
Segment operating income decreased 1%, or $20 million, to $1,822 million due to the consolidation of BAMTech, lower income from equity investees and a decrease at Freeform. These decreases were partially offset by higher income from program sales and increases at ESPN and the ABC Network.
The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	June 30, 2018	July 1, 2017	Better/ (Worse)
Revenues
Cable Networks(1)	$4,188	$4,086	2%
Broadcasting	1,968	1,780	11%
	$6,156	$5,866	5%
Segment operating income
Cable Networks(1)	$1,383	$1,462	(5)%
Broadcasting	361	253	43%
Equity in the income of investees(1)	78	127	(39)%
	$1,822	$1,842	(1)%

(1)
Cable Networks results in the current quarter include the consolidated results of BAMTech, whereas in the prior-year quarter the Company’s share of BAMTech’s results was reported in equity in the income of investees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change
(in millions)	June 30, 2018	July 1, 2017	Better/ (Worse)
Revenues
Domestic	$4,089	$3,935	4%
International	1,104	959	15%
Total revenues	5,193	4,894	6%
Operating expenses	(2,807)	(2,687)	(4)%
Selling, general, administrative and other	(511)	(515)	1%
Depreciation and amortization	(531)	(521)	(2)%
Equity in the loss of investees	(5)	(3)	(67)%
Operating Income	$1,339	$1,168	15%
Revenues
Parks and Resorts revenues increased 6%, or $299 million, to $5.2 billion due to increases of $154 million at our domestic operations and $145 million at our international operations. Results include an unfavorable impact due to the timing of the Easter holiday relative to our fiscal periods. One week of the Easter holiday fell in the third quarter of the current year whereas both holiday weeks fell in the third quarter of the prior year.
Revenue growth at our domestic operations reflected an increase of 4% from higher average guest spending. Guest spending growth was driven by higher average ticket prices for theme park admissions and for cruise line sailings, an increase in food, beverage and merchandise spending and higher average daily hotel room rates. Volumes were relatively flat as increased passenger cruise ship days were largely offset by lower occupied hotel room nights at Walt Disney World Resort. The increase in passenger cruise ship days included the impact of the Disney Fantasy dry-dock in the prior-year quarter. At Walt Disney World Resort, lower occupied hotel room nights were driven by room refurbishments and conversions to vacation club units.
Revenue growth at our international operations reflected increases of 7% from a favorable FX Impact, 3% from volume growth, 2% from higher real estate sales at Disneyland Paris and 2% from higher average guest spending. The increase in volumes was due to higher attendance at Shanghai Disney Resort and Hong Kong Disneyland Resort and an increase in occupied room nights at Hong Kong Disneyland Resort. Higher guest spending was driven by an increase in food, beverage and merchandise spending at Shanghai Disney Resort, Disneyland Paris and Hong Kong Disneyland Resort and higher average ticket prices. The increase in average ticket prices was due to increases at Disneyland Paris and Hong Kong Disneyland Resort, partially offset by a decrease at Shanghai Disney Resort.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Parks
Increase/(decrease)
Attendance	1%	8%	2%	72%	1%	22%
Per Capita Guest Spending	5%	2%	4%	(1)%	4%	(2)%
Hotels (1)
Occupancy	86%	88%	87%	84%	86%	87%
Available Room Nights (in thousands)	2,517	2,533	793	772	3,310	3,305
Per Room Guest Spending	$357	$330	$301	$302	$344	$324

(1)	Per room guest spending consists of the average daily hotel room rate, as well as food, beverage and merchandise sales at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)	Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2017 third quarter average foreign exchange rate.
Costs and Expenses
Operating expenses include operating labor, which increased $83 million, from $1,275 million to $1,358 million, infrastructure costs, which decreased $14 million, from $520 million to $506 million, and cost of sales, which increased $41 million, from $422 million to $463 million. The increase in operating labor was primarily due to inflation. The increase in cost of sales was due to higher volumes and increased real estate sales. Lower infrastructure costs reflected the comparison to costs that were incurred in the prior-year quarter for the dry-dock of the Disney Fantasy. Other operating expenses, which include costs for such items as supplies, commissions, and entertainment offerings, increased $10 million, from $470 million to $480 million. Operating expenses included an approximate 2% unfavorable FX Impact, which had similar impacts on operating labor, cost of sales, infrastructure costs and other operating expenses.
Depreciation and amortization increased $10 million, from $521 million to $531 million due to an unfavorable FX Impact.
Segment Operating Income
Segment operating income increased 15%, or $171 million, to $1,339 million due to growth at our domestic and international operations.

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	June 30, 2018	July 1, 2017	Better/ (Worse)
Revenues
Theatrical distribution	$1,505	$1,044	44%
Home entertainment	415	488	(15)%
TV/SVOD distribution and other	958	861	11%
Total revenues	2,878	2,393	20%
Operating expenses	(1,403)	(1,099)	(28)%
Selling, general, administrative and other	(736)	(626)	(18)%
Depreciation and amortization	(31)	(29)	(7)%
Operating Income	$708	$639	11%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Revenues
The increase in theatrical distribution revenue was due to the success of Avengers: Infinity War and Incredibles 2, which were released in the current quarter compared to Guardians of the Galaxy Vol. 2 and Cars 3, which were released in the prior-year quarter. This increase was partially offset by the continued performance of Beauty and the Beast in the prior-year quarter. The prior-year quarter also included the release of Pirates of the Caribbean: Dead Men Tell No Tales while the current quarter included Solo: A Star Wars Story.
Lower home entertainment revenue was due to a decrease of 14% from lower domestic unit sales primarily due to the timing of the release of Star Wars titles. The DVD/Blu-ray release of Star Wars: The Last Jedi was in the second quarter of the current year whereas the DVD/Blu-Ray release of Rogue One: A Star Wars Story occurred in the prior-year third quarter. Other significant titles in the current quarter included Black Panther, whereas the prior-year quarter included Beauty and the Beast and Moana.
Growth in TV/SVOD distribution and other revenue was due to increases of 9% from TV/SVOD distribution and 3% from stage plays. Higher TV/SVOD distribution revenue was driven by increases from our domestic pay and free television businesses and international markets. Growth in domestic pay and free television was due to the timing of title availabilities. Domestic pay television sales also reflected an increase from higher rates. Higher stage play revenues were due to an additional production in the current quarter.
Costs and Expenses
Operating expenses include an increase of $288 million in film cost amortization, from $765 million to $1,053 million, due to the impact of higher theatrical distribution revenues and film cost impairments related to animated films that will not be released, partially offset by the impact of lower home entertainment revenue. Operating expenses also include cost of goods sold and distribution costs, which increased $16 million, from $334 million to $350 million due to an additional stage play production in the current quarter and an increase in international theatrical distribution costs, partially offset by lower home entertainment volumes.
Selling, general, administrative and other costs increased $110 million from $626 million to $736 million driven by higher theatrical marketing costs due to an increase in pre-release marketing costs and higher average spend on international theatrical releases in the current quarter.
Segment Operating Income
Segment operating income increased 11%, or $69 million, to $708 million due to increases in domestic theatrical and worldwide TV/SVOD distribution results, partially offset by higher film cost impairments and lower domestic home entertainment results.

Consumer Products & Interactive Media
Operating results for the Consumer Products & Interactive Media segment are as follows:

	Quarter Ended		% Change
(in millions)	June 30, 2018	July 1, 2017	Better/ (Worse)
Revenues
Licensing, publishing and games	$674	$746	(10)%
Retail and other	327	339	(4)%
Total revenues	1,001	1,085	(8)%
Operating expenses	(413)	(431)	4%
Selling, general, administrative and other	(222)	(249)	11%
Depreciation and amortization	(42)	(43)	2%
Operating Income	$324	$362	(10)%
Revenues
Lower licensing, publishing and games revenue was primarily due to decreased revenues from sales of licensed merchandise and an unfavorable FX Impact, partially offset by a benefit from a settlement. The decrease in sales of licensed merchandise was primarily due to lower revenue from products based on Spider-Man and Cars, partially offset by an increase from products based on Avengers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The decrease in retail and other revenue was due to lower comparable retail store sales, which reflected lower sales of Star Wars and Moana merchandise in the current quarter.
Costs and Expenses
Operating expenses include a $15 million decrease in cost of goods sold and distribution costs, from $234 million to $219 million and a $3 million decrease in product development expense, from $49 million to $46 million. Other operating expenses, which include occupancy costs, labor at our retail stores and other direct costs, were flat at $148 million. The decrease in cost of goods sold and distribution costs was primarily due to lower retail sales.
Selling, general, administrative and other costs decreased $27 million from $249 million to $222 million due to a favorable FX Impact and lower costs at our games business.
Segment Operating Income
Segment operating income decreased 10%, or $38 million, to $324 million due to lower income from licensing activities and decreased comparable retail store sales, partially offset by lower costs at our games business.

BUSINESS SEGMENT RESULTS - Nine Month Results

Media Networks
Operating results for the Media Networks segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 30, 2018	July 1, 2017	Better/ (Worse)
Revenues
Affiliate Fees	$9,934	$9,479	5%
Advertising	6,185	6,466	(4)%
TV/SVOD distribution and other	2,418	2,100	15%
Total revenues	18,537	18,045	3%
Operating expenses	(11,393)	(10,899)	(5)%
Selling, general, administrative and other	(1,951)	(1,872)	(4)%
Depreciation and amortization	(237)	(181)	(31)%
Equity in the income of investees	141	334	(58)%
Operating Income	$5,097	$5,427	(6)%
Revenues
The increase in affiliate fees was due to an increase of 7% from higher contractual rates, partially offset by a 2% decrease from fewer subscribers.
The decrease in advertising revenues was due to decreases of $185 million at Cable Networks, from $3,379 million to $3,194 million, and $96 million at Broadcasting, from $3,087 million to $2,991 million. Cable Networks advertising revenue reflected a decrease of 6% from lower impressions, partially offset by a 2% increase from higher rates. Broadcasting advertising revenue reflected a decrease of 6% from lower network impressions and a decrease of 2% from the owned television stations due to lower political advertising, partially offset by an increase of 5% from higher network rates. Lower impressions at both Broadcasting and Cable Networks were due to lower average viewership.
TV/SVOD distribution and other revenue increased $318 million due to the consolidation of BAMTech and higher program sales reflecting increased revenue from Hulu and higher sales of Grey’s Anatomy in the current period, partially offset by lower sales of Quantico. Additionally, the current period included the sales of Luke Cage and Jessica Jones compared to the prior-year period, which included the sales of Iron Fist and The Defenders.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Costs and Expenses
Operating expenses include programming and production costs, which increased $339 million from $10,053 million to $10,392 million. At Cable Networks, programming and production costs increased $204 million due to contractual rate increases for college sports, NBA and NFL programming and the consolidation of BAMTech, partially offset by the comparison to severance and contract termination costs incurred in the prior-year period. At Broadcasting, programming and production costs increased $135 million due to higher average cost network programming, including the impact of American Idol and Roseanne in the current period, and an increase in program sales. Other operating costs, which include distribution and technology costs, increased driven by the consolidation of BAMTech.
Selling, general, administrative and other costs increased $79 million from $1,872 million to $1,951 million due to the consolidation of BAMTech.
Depreciation and amortization increased $56 million, from $181 million to $237 million due to the consolidation of BAMTech.
Equity in the Income of Investees
Income from equity investees decreased $193 million from $334 million to $141 million due to higher losses from Hulu and lower income from A+E. These decreases were partially offset by a favorable comparison to a loss from BAMTech in the prior-year period. The decrease at Hulu was driven by higher programming, labor and marketing costs, partially offset by growth in subscription and advertising revenue. The decrease at A+E was due to lower advertising revenue.
 Segment Operating Income
Segment operating income decreased 6%, or $330 million, to $5,097 million due to the consolidation of BAMTech and lower income from equity investees.
The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Nine Months Ended		% Change
(in millions)	June 30, 2018	July 1, 2017	Better/ (Worse)
Revenues
Cable Networks(1)	$12,933	$12,576	3%
Broadcasting	5,604	5,469	2%
	$18,537	$18,045	3%
Segment operating income
Cable Networks(1)	$3,967	$4,117	(4)%
Broadcasting	989	976	1%
Equity in the income of investees(1)	141	334	(58)%
	$5,097	$5,427	(6)%

(1)
Cable Networks results in the current period include the consolidated results of BAMTech, whereas in the prior-year period the Company’s share of BAMTech’s results was reported in equity in the income of investees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 30, 2018	July 1, 2017	Better/ (Worse)
Revenues
Domestic	$12,223	$11,231	9%
International	3,003	2,517	19%
Total revenues	15,226	13,748	11%
Operating expenses	(8,461)	(7,817)	(8)%
Selling, general, administrative and other	(1,504)	(1,409)	(7)%
Depreciation and amortization	(1,602)	(1,486)	(8)%
Equity in the loss of investees	(19)	(8)	>(100)%
Operating Income	$3,640	$3,028	20%
Revenues
Parks and Resorts revenues increased 11%, or $1,478 million, to $15.2 billion due to increases of $992 million at our domestic operations and $486 million at our international operations.
Revenue growth at our domestic operations reflected increases of 6% from higher average guest spending and 2% from volume growth. Guest spending growth was due to higher average ticket prices for theme park admissions and for cruise line sailings, increased food, beverage and merchandise spending and higher average daily hotel room rates. The increase in volumes was due to higher attendance and passenger cruise ship days, partially offset by lower occupied hotel room nights.
Revenue growth at our international operations reflected increases of 8% from a favorable FX Impact, 5% from an increase in volumes and 4% from higher average guest spending at Disneyland Paris. The increase in volumes was due to higher attendance and occupied room nights at Hong Kong Disneyland Resort and Disneyland Paris. Guest spending growth at Disneyland Paris was driven by higher average ticket prices, food, beverage and merchandise spending and average daily hotel room rates.
The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Parks
Increase/(decrease)
Attendance	4%	2%	4%	64%	4%	15%
Per Capita Guest Spending	6%	3%	7%	(1)%	6%	(1)%
Hotels (1)
Occupancy	89%	89%	85%	82%	88%	87%
Available Room Nights (in thousands)	7,540	7,663	2,380	2,222	9,920	9,885
Per Room Guest Spending	$349	$321	$282	$271	$334	$311

(1)	Per room guest spending consists of the average daily hotel room rate, as well as food, beverage and merchandise sales at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)	Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2017 nine-month average foreign exchange rate.
Costs and Expenses
Operating expenses include operating labor, which increased $342 million from $3,692 million to $4,034 million, infrastructure costs, which increased $94 million from $1,473 million to $1,567 million, and cost of sales, which increased $122 million from $1,226 million to $1,348 million. The increase in operating labor was due to inflation, higher volumes and a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

special fiscal 2018 domestic employee bonus. The increase in cost of sales was due to higher volumes and inflation. Higher infrastructure costs were due to increased technology spending. Other operating expenses, which include costs for such items as supplies, commissions and entertainment offerings, increased $86 million, from $1,426 million to $1,512 million due to inflation. Operating expenses included an approximate 2% unfavorable FX Impact, which had similar impacts on operating labor, cost of sales, infrastructure costs and other operating expenses.
Selling, general, administrative and other costs increased $95 million, from $1,409 million to $1,504 million driven by inflation and an unfavorable FX Impact.
Depreciation and amortization increased $116 million, from $1,486 million to $1,602 million primarily due to new attractions at our domestic parks and resorts and Hong Kong Disneyland Resort and an unfavorable FX Impact.
Equity in the Loss of Investees
Loss from equity investees increased $11 million to $19 million due to a higher operating loss from Villages Nature, in which Disneyland Paris has a 50% interest.
Segment Operating Income
Segment operating income increased 20%, or $612 million, to $3,640 million due to growth at our domestic and international operations.

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 30, 2018	July 1, 2017	Better/ (Worse)
Revenues
Theatrical distribution	$3,630	$2,715	34%
Home entertainment	1,299	1,454	(11)%
TV/SVOD distribution and other	2,907	2,778	5%
Total revenues	7,836	6,947	13%
Operating expenses	(3,355)	(2,970)	(13)%
Selling, general, administrative and other	(2,008)	(1,756)	(14)%
Depreciation and amortization	(89)	(84)	(6)%
Operating Income	$2,384	$2,137	12%
Revenues
The increase in theatrical distribution revenue was due to the comparison of three Marvel titles and two Star Wars titles in the current period compared to two Marvel titles and one Star Wars title in the prior-year period and the performance of Incredibles 2 in the current period compared to Cars 3 in the prior-year period. The Marvel titles in the current period were Avengers: Infinity War, Black Panther and Thor: Ragnarok, whereas the prior-year period included Guardians of the Galaxy Vol. 2 and Doctor Strange. The Star Wars titles in the current period were Star Wars: The Last Jedi and Solo: A Star Wars Story, whereas the prior-year period included Rogue One: A Star Wars Story. These increases were partially offset by the release of A Wrinkle in Time in the current period compared to the releases of Beauty and the Beast and Pirates of the Caribbean: Dead Men Tell No Tales in the prior-year period. Other significant releases in the current period included Coco, while the prior-year period included Moana.
Lower home entertainment revenue was due to a decrease of 9% from lower domestic unit sales due to one feature animation release in the current period compared to two feature animation releases in the prior-year period. This decrease was partially offset by the comparison of two Marvel titles in the current period compared to one Marvel title in the prior-year period. The feature animation release in the current period included Coco, whereas the prior-year period included Finding Dory and Moana. The Marvel releases in the current period were Thor: Ragnarok and Black Panther while the prior-year period included Doctor Strange. Other significant titles in the current period included Star Wars: The Last Jedi, whereas the prior-year period included Rogue One: A Star Wars Story and Beauty and the Beast.
Higher TV/SVOD distribution and other revenue was due to increases of 3% from stage plays and 2% from TV/SVOD distribution. Higher stage play revenues were due to additional productions in the current period. The increase in TV/SVOD distribution was driven by an increase in our free television business, partially offset by a decrease in our international pay

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

television business due to more titles available in the prior-year period. Growth in our free television business was primarily due to new international agreements, more title availabilities in the current period, the sale of Star Wars: The Force Awakens in the current period with no comparable title in the prior-year period and the timing of title availabilities.
Costs and Expenses
Operating expenses include an increase of $364 million in film cost amortization, from $2,021 million to $2,385 million due to the impact of higher theatrical distribution revenues and an increase in film cost impairments, partially offset by the impact of lower home entertainment revenues. Operating expenses also include cost of goods sold and distribution costs, which increased $21 million, from $949 million to $970 million due to the increase in stage play productions, partially offset by lower home entertainment volumes.
Selling, general, administrative and other costs increased $252 million from $1,756 million to $2,008 million primarily due to higher theatrical and stage play marketing costs. The increase in theatrical marketing costs was due to higher average spend on titles released in the current period and an increase in pre-release marketing costs. Higher stage play marketing costs reflected spending for additional productions in the current period.
Segment Operating Income
Segment operating income increased 12%, or $247 million, to $2,384 million due to increases in theatrical and TV/SVOD distribution results, partially offset by higher film cost impairments and lower domestic home entertainment distribution results.

Consumer Products & Interactive Media
Operating results for the Consumer Products & Interactive Media segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 30, 2018	July 1, 2017	Better/ (Worse)
Revenues
Licensing, publishing and games	$2,310	$2,409	(4)%
Retail and other	1,218	1,209	1%
Total revenues	3,528	3,618	(2)%
Operating expenses	(1,409)	(1,406)	—%
Selling, general, administrative and other	(699)	(708)	1%
Depreciation and amortization	(125)	(134)	7%
Equity in the income of investees	—	1	—%
Operating Income	$1,295	$1,371	(6)%
Revenues
The decrease in licensing, publishing and games revenue was due to lower revenues from sales of licensed merchandise, a decrease in licensee settlements and an unfavorable FX Impact. Lower revenues from sales of licensed merchandise were driven by decreased revenue from products based on Frozen, Spider-Man, Finding Nemo/Dory and Princess, partially offset by an increase from products based on Star Wars and Mickey and Minnie.
The increase in retail and other revenue includes higher sponsorship revenue and a favorable FX Impact, which were largely offset by lower retail sales. The decrease in retail sales was due to lower comparable store sales, partially offset by an increase in online retail revenue. Lower comparable retail store sales reflected decreased sales of Star Wars, Moana and Finding Nemo/Dory merchandise in the current period, partially offset by higher sales of Cars merchandise.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Costs and Expenses
Operating expenses included a $14 million decrease in cost of goods sold and distribution costs, from $808 million to $794 million, a $29 million increase in other operating expenses, from $438 million to $467 million, and a $12 million decrease in product development expense, from $160 million to $148 million. The decrease in cost of goods sold and distribution costs was driven by lower retail sales. The increase in other operating expenses, which include occupancy costs, labor at our retail stores and other direct costs, was driven by an unfavorable FX Impact. Lower product development expense was due to fewer games in development.
Segment Operating Income
Segment operating income decreased 6%, or $76 million, to $1,295 million due to decreases at our merchandise licensing and retail businesses.
Restructuring and Impairment Charges
The Company recorded restructuring and impairment charges of $14 million related to Consumer Products & Interactive Media in the current period primarily for severance costs.

CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 30, 2018	July 1, 2017	Better/ (Worse)	June 30, 2018	July 1, 2017	Better/ (Worse)
Corporate and unallocated shared expenses	$(196)	$(99)	(98)%	$(540)	$(392)	(38)%
Corporate and unallocated shared expenses increased $97 million to $196 million in the current quarter and increased $148 million to $540 million for the nine-month period, primarily due to costs incurred in connection with our agreement to acquire Twenty-First Century Fox, Inc. and higher compensation costs. The current quarter also included an unfavorable impact from the timing of allocations to operating segments.
IMPACT OF U.S. FEDERAL INCOME TAX REFORM
As discussed in Note 7 to the Condensed Consolidated Financial Statements, the Tax Act resulted in the following impacts to the Company (the amounts recorded in the nine-month period are provisional and will be refined during the remainder of calendar 2018):

•	The Company’s federal statutory income tax rate was reduced from 35.0% to 24.5% for fiscal 2018 and to 21.0% for following years.

•
For the nine-month period ended June 30, 2018, the Company recognized a net benefit of approximately $1.8 billion, which reflected an approximate $2.1 billion benefit from remeasuring our deferred tax balances to the new statutory rate, partially offset by a charge of approximately $0.3 billion from accruing a Deemed Repatriation Tax.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Nine Months Ended		% Change Better/ (Worse)
(in millions)	June 30, 2018	July 1, 2017
Cash provided by operations	$10,442	$8,773	19%
Cash used in investing activities	(5,143)	(3,290)	(56)%
Cash used in financing activities	(4,981)	(5,792)	14%
Impact of exchange rates on cash, cash equivalents and restricted cash	(51)	(23)	>(100) %
Change in cash, cash equivalents and restricted cash	$267	$(332)	nm
Operating Activities
Cash provided by operating activities increased 19% to $10.4 billion for the current nine months compared to $8.8 billion in the prior-year nine months driven by a decrease in tax payments due to the Tax Act, a decrease in pension plan contributions and higher operating cash flow at Parks and Resorts, partially offset by lower operating cash flow at Media Networks. Parks and Resorts cash flow reflected higher operating cash receipts due to increased revenues, partially offset by higher spending on labor and other costs. Lower operating cash flow at Media Networks was primarily due to higher television production spending.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The Company’s film and television production and programming activity for the nine months ended June 30, 2018 and July 1, 2017 are as follows:

	Nine Months Ended
(in millions)	June 30, 2018	July 1, 2017
Beginning balances:
Production and programming assets	$8,759	$7,547
Programming liabilities	(1,108)	(1,063)
	7,651	6,484
Spending:
Television program licenses and rights	6,252	6,025
Film and television production	4,303	3,863
	10,555	9,888
Amortization:
Television program licenses and rights	(6,280)	(5,986)
Film and television production	(3,674)	(3,157)
	(9,954)	(9,143)

Change in film and television production and programming costs	601	745
Other non-cash activity	(192)	19
Ending balances:
Production and programming assets	8,925	8,012
Programming liabilities	(865)	(764)
	$8,060	$7,248

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the nine months ended June 30, 2018 and July 1, 2017 are as follows:

	Nine Months Ended
(in millions)	June 30, 2018	July 1, 2017
Media Networks
Cable Networks	$161	$70
Broadcasting	54	44
Total Media Networks	215	114
Parks and Resorts
Domestic	2,368	1,682
International	466	721
Total Parks and Resorts	2,834	2,403
Studio Entertainment	72	64
Consumer Products & Interactive Media	14	17
Corporate	129	130
	$3,264	$2,728
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities. The increase at Cable Networks was primarily due to technology spending at BAMTech.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology infrastructure and equipment.
The Company currently expects its fiscal 2018 capital expenditures will be approximately $1 billion higher than fiscal 2017 capital expenditures of $3.6 billion primarily due to increased investments at our domestic parks and resorts.
Other Investing Activities
During the current nine-month period, the Company made a $1.6 billion payment for its incremental 42% interest in BAMTech and contributed $329 million to Hulu. During the prior-year nine-month period, the Company acquired an incremental 18% interest in BAMTech for $557 million.
The Company has entered into a definitive agreement to acquire 21CF, which, if completed, will require cash consideration of $35.7 billion and the issuance of stock (See Note 4 to the Condensed Consolidated Financial Statements).

Financing Activities
Cash used in financing activities was $5.0 billion in the current nine-month period, which reflected repurchases of common stock of $3.6 billion and dividends of $1.3 billion.
Cash used in financing activities of $5.0 billion in the current year nine-month period was $0.8 billion less than the $5.8 billion used in the prior-year nine-month period as a decrease in repurchases of common stock in the current nine-month period compared to the prior-year nine-month period ($3.6 billion vs $5.9 billion respectively) was partially offset by lower net borrowings in the current nine-month period compared to the prior-year nine-month period ($0.2 billion vs $2.2 billion respectively).
See Note 5 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the nine months ended June 30, 2018 and information regarding the Company’s bank facilities. The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
See Note 10 to the Condensed Consolidated Financial Statements for a summary of the Company’s dividends in fiscal 2018 and 2017 and share repurchases during the nine months ended June 30, 2018.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund the cash consideration in the pending acquisition of 21CF, ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of June 30, 2018, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively; Standard and Poor’s long- and short-term debt ratings for the Company were A+ and A-1+; and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively. Each of Moody’s Investors Service, Standard and Poor’s and Fitch has placed the Company’s long- and short-term debt ratings on review for downgrade as a result of the pending acquisition of 21CF. The Company currently expects each rating agency to finalize its review of the Company’s debt ratings upon closing of the acquisition and one or more of the agencies may downgrade our long- and short-term debt ratings. Should a downgrade occur, we do not anticipate that it would impact our ability to fund ongoing operating requirements and future capital expenditures. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on June 30, 2018 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.

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
Based on their evaluation as of June 30, 2018, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
There have been no changes in our internal controls over financial reporting during the third quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As disclosed in Note 12 to the Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 12 relating to certain legal matters is incorporated herein by reference.

ITEM 1A. Risk Factors
The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward-looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: changes in domestic and global economic conditions, competitive conditions and consumer preferences; adverse weather conditions or natural disasters; health concerns; international, political or military developments; and technological developments. Such developments may affect entertainment, travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, demand for our products and services, expenses of providing medical and pension benefits, performance of some or all company businesses either directly or through their impact on those who distribute our products and the pending transaction with 21CF. Additional factors are discussed in the 2017 Annual Report on Form 10-K and in the Quarterly Report on 10-Q for the period ended December 30, 2017, in each case under the Item 1A, “Risk Factors.”
Risk Factors Related to the Acquisition of Twenty-First Century Fox (“21CF”)
Risks related to the acquisition of 21CF were discussed in the Quarterly Report on Form 10-Q for the period ended December 30, 2017, under Item 1A, “Risk Factors.” In light of changes in the terms of the transaction, we are updating the risk relating to indebtedness of the Company following the transaction as follows.
Our consolidated indebtedness will increase substantially following completion of the 21CF Acquisition. This increased level of indebtedness and the incurrence of additional debt to pay a portion of the 21CF merger consideration will significantly increase our interest expense, financial leverage and debt service requirements, each of which could adversely affect the Company, including by decreasing its business flexibility.
Disney’s consolidated indebtedness as of June 30, 2018 was approximately $23.7 billion. Upon completion of the 21CF Acquisition, Disney will assume an estimated fair value of approximately $17.1 billion of additional outstanding net debt of 21CF (approximately $23.9 billion of debt less approximately $6.8 billion in cash) if 21CF’s all-cash offer for the approximately 61% interest in Sky not currently held by 21CF (the “Sky Acquisition”) is not completed or an estimated fair value of $49.3 billion of additional outstanding net debt of 21CF (approximately $51.1 billion of debt less approximately $1.8 billion in cash) if the Sky Acquisition is completed at an offer price of £14.00 per share. We expect to fund the cash portion of the consideration in the 21CF Acquisition (approximately $35.7 billion) upon completion of the 21CF Acquisition through the issuance of senior unsecured notes and/or commercial paper. If such contemplated financing is unavailable prior to or upon completion, a 364-day unsecured bridge term loan facility will be provided by a five bank syndicate totaling $35.7 billion. Following the completion of this financing transaction, it is expected that the combined company will have approximately $109.6 billion of short and long-term debt and interest expense of approximately $3.3 billion per year.
The increased indebtedness could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. In addition, the amount of cash required to pay interest on the increased indebtedness levels will increase following completion of the 21CF Acquisition, and thus the demands on our cash resources will be greater than prior to completion of the 21CF Acquisition. The increased levels of indebtedness following completion of the 21CF Acquisition could also reduce funds available for capital expenditures, share repurchases and dividends, and other activities and may create competitive disadvantages relative to other companies with lower debt levels. Our funds on hand will be further constrained by the issuance of shares of common stock in the 21CF Acquisition, because of dividend payments on common stock.
Following consummation of the 21CF Acquisition, our corporate or debt-specific credit rating could be downgraded, which may increase our borrowing costs or give rise to a need to refinance existing indebtedness. If a ratings downgrade occurs, we may need to refinance existing debt or be subject to higher borrowing costs and more restrictive covenants when we incur new debt in the future, which could reduce profitability and diminish operational flexibility.
We may encounter difficulty or high costs associated with financing the cash portion of the consideration in the 21CF Acquisition.
We expect to fund the cash portion of the consideration in the 21CF Acquisition (approximately $35.7 billion) upon completion of the 21CF Acquisition through the issuance of senior unsecured notes and/or commercial paper. If such contemplated financing is unavailable prior to or upon completion, a 364-day unsecured bridge term loan facility will be provided by a five bank syndicate totaling $35.7 billion. Our ability to obtain additional debt financing will be subject to various factors, including market conditions, operating performance and our ability to incur additional debt. Depending on these factors, the terms upon which debt financing or debt offerings are available to us may be less favorable to us than we had anticipated.
We will be required to divest the 21CF regional sports networks (the “21CF RSNs”) and we may not be able to negotiate such divestitures expeditiously or on favorable terms.
On June 27, 2018, the U.S. Department of Justice (the “DOJ”) submitted a proposed final judgment resolving a complaint it filed the same day to remedy potential competitive concerns regarding our acquisition of the 21CF RSNs. Pursuant to the DOJ’s proposed final judgment, we are required to hold separate and divest the 21CF RSNs following the completion of the 21CF Acquisition. The proposed final judgment is subject to the approval of the United States District Court for the Southern District of New York. There can be no assurance that such court approval will be granted. Although we intend to fully comply with the proposed final judgment, there can be no assurance that we will be able to negotiate such divestitures expeditiously or on favorable terms, or that governmental authorities will approve the terms of such divestitures. In the event that we are unable to divest all of the 21CF RSNs within the agreed upon time periods, the DOJ may apply for a trustee to be appointed to give effect to the divestitures, and we will be unable to object to any sale of the 21CF RSNs by the trustee on any grounds other than the trustee’s malfeasance.
The Panel on Takeovers and Mergers of the United Kingdom (the “U.K. Takeover Panel”) has ruled that, unless the Sky Acquisition has completed or a third party has acquired more than 50% of the ordinary shares in Sky, in each case, prior to the completion of the 21CF Acquisition, we will be obliged to make a mandatory offer for all the ordinary shares in Sky not already owned by 21CF.
21CF currently has an approximately 39% interest in Sky. The U.K. Takeover Panel has ruled that, unless the Sky Acquisition has completed or a third party has acquired more than 50% of the ordinary shares in Sky, in each case prior to the completion of the 21CF Acquisition, we will be obliged to make a mandatory offer for all the ordinary shares in Sky not already owned by 21CF in accordance with Note 8 of Rule 9.1 of the Takeover Code as promulgated by the U.K. Takeover Panel (the “U.K. Takeover Code”) at an offer price of £14.00 for each ordinary share in Sky. The Hearings Committee of the U.K. Takeover Panel (the “Hearings Committee”) reviewed the ruling made by the U.K. Takeover Panel that set the mandatory offer price at £14.00 per share at a hearing held on July 27, 2018, and upheld such ruling. It is expected that there will be an appeal to the U.K. Takeover Appeal Board, which could agree or disagree with the offer price set by the U.K. Takeover Panel. In the event that there is a further appeal and the U.K. Takeover Appeal Board does not agree with such offer price, the price at which we may be required to make such mandatory offer may be increased or decreased. An increase in the mandatory offer price could adversely affect our financial position.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2018 - April 30, 2018	4,754,175	$100.47	4,726,100	162 million
May 1, 2018 - May 31, 2018	4,883,104	101.77	4,857,000	157 million
June 1, 2018 - June 30, 2018	23,964	105.63	—	157 million
Total	9,661,243	101.14	9,583,100	157 million

(1)
78,143 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
August 7, 2018
Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

2.1
Amended and Restated Agreement and Plan of Merger, dated as of June 20, 2018, among Twenty-First Century Fox Inc., The Walt Disney Company, TWDC Holdco 613 Corp., WDC Merger Enterprises I, Inc. and WDC Merger Enterprises II, Inc.*
Exhibit 2.1 to the Current Report on Form 8-K of the Company filed June 20, 2018

10.1	Amended and Restated Voting Agreement dated as of June 20, 2018, among The Walt Disney Company, Murdoch Family Trust, and Cruden Financial Services, LLC	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed June 20, 2018

10.2	Description of Directors Compensation	Filed herewith

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes
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