Form 10-K
period 2018-09-29
WALT DISNEY CO/
filed 2018-11-21
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 29, 2018	Commission File Number 1-11605

Incorporated in Delaware 500 South Buena Vista Street, Burbank, California 91521 (818) 560-1000	I.R.S. Employer Identification No. 95-4545390
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐ No ☒
The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $150.0 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
There were 1,488,670,964 shares of common stock outstanding as of November 14, 2018.
Documents Incorporated by Reference
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2019 annual meeting of the Company’s shareholders.

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
The Company employed approximately 201,000 people as of September 29, 2018.
During fiscal 2018, the Company entered into an Amended and Restated Agreement and Plan of Merger with Twenty-First Century Fox, Inc, (21CF) that includes the acquisition of certain 21CF businesses, the most significant of which are the Twentieth Century Fox film and television studios, certain cable networks (including FX and Nat Geo), 21CF’s international television businesses and 21CF’s 30% interest in Hulu. The closing of the acquisition is expected to occur in the first half of calendar year 2019 (See Note 3 of the Consolidated Financial Statements for additional information on this transaction).
The Company is developing a new direct-to-consumer (DTC) service, Disney+, that is scheduled to launch in the U.S. in late 2019. Disney+ will offer Disney, Pixar, Marvel and Lucasfilm movies released theatrically after calendar 2018. It will also feature an array of exclusive original series and movies, along with titles/episodes from the Company’s film and television libraries.
MEDIA NETWORKS
The Media Networks segment includes cable and broadcast television networks, television production and distribution operations, domestic television stations and radio networks and stations. The Company also has investments in entities that operate programming services, including television networks, which are accounted for under the equity method of accounting.
The businesses in the Media Networks segment principally generate revenue from the following:

•
fees charged to cable, satellite and telecommunications service providers (traditional Multi-channel Video Programming Distributors (MVPD)), over-the-top (OTT) digital MVPDs (DMVPD) (both collectively referred to as MVPDs) and television stations affiliated with our domestic broadcast television network for the right to deliver our programs to their customers/subscribers (“affiliate fees”);

•	the sale to advertisers of time in programs for commercial announcements (“ad sales”); and

•	the license to television networks and distributors of the right to use our television programming (“program sales”).
Operating expenses primarily consist of programming and production costs, participations and residuals expense, technical support costs, operating labor and distribution costs.
Cable Networks
Our primary cable networks are branded ESPN, Disney and Freeform. These networks produce their own programs or acquire rights from third parties to air their programs on our networks.
Cable networks derive the majority of their revenues from affiliate fees and, for certain networks (primarily ESPN and Freeform), ad sales. Generally, the Company’s cable networks provide programming under multi-year licensing agreements with MVPDs that include contractually specified rates on a per subscriber basis. The amounts that we can charge to MVPDs for our cable network programming is largely dependent on the quality and quantity of programming that we can provide and the competitive market for programming services. The ability to sell time and the rates received for commercial announcements are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand. We also sell programming developed by our cable networks worldwide to television broadcasters, to subscription video-on-demand (SVOD) services (such as Netflix, Hulu and Amazon) and in home entertainment formats (such as DVD, Blu-ray and electronic home video license).

The Company’s significant cable channels and the number of subscribers as estimated by Nielsen Media Research(1) (except where noted) are as follows:

Estimated Subscribers (in millions)
ESPN - Domestic
ESPN	86
ESPN2	86
ESPNU	64
ESPNEWS (2)	62
SEC Network (2)	59
Disney - Domestic
Disney Channel	89
Disney Junior	69
Disney XD	71
Freeform	88
International Channels (3)
ESPN	157
Disney Channel	225
Disney Junior	159
Disney XD	128

(1)	Nielsen Media Research estimates are as of September 2018 and capture traditional MVPD and certain DMVPD subscriber counts.

(2)	Because Nielsen Media Research does not measure these channels, estimated subscriber counts are according to SNL Kagan as of December 2017.

(3)	Because Nielsen Media Research and SNL Kagan do not measure these channels, estimated subscriber counts are based on internal management reports as of September 2018.
ESPN
ESPN is a multimedia sports entertainment company owned 80% by the Company and 20% by Hearst Corporation. ESPN operates eight 24-hour domestic television sports channels: ESPN and ESPN2 (sports channel dedicated to professional and college sports as well as sports news and original programming), ESPNU (a channel devoted to college sports), ESPNEWS, SEC Network (a sports programming channel dedicated to Southeastern Conference college athletics), ESPN Classic, Longhorn Network (a channel dedicated to The University of Texas athletics) and ESPN Deportes (a Spanish language channel), which are all simulcast in high definition except ESPN Classic. The ACC Network (a sports programming channel dedicated to Atlantic Coast Conference college athletics), is set to launch in 2019. ESPN programs the sports schedule on the ABC Television Network, which is branded ESPN on ABC. ESPN owns 19 television channels outside of the United States (primarily in Latin America and Australia) that reach 61 countries and territories in four languages (English, Spanish, Portuguese and French).
ESPN holds rights for various professional and college sports programming including college football (including bowl games and the College Football Playoff) and basketball, the National Basketball Association (NBA), the National Football League (NFL), Major League Baseball (MLB), US Open Tennis, the Professional Golfers’ Association (PGA) Championship, various soccer rights, the Wimbledon Championships and the Masters golf tournament.
ESPN also operates:

•
ESPN.com - which delivers sports news, information and video on internet-connected devices, with thirteen editions in three languages globally. In the U.S., ESPN.com also features live video streams of ESPN channels to authenticated MVPD subscribers. Non-subscribers have limited access to certain content.

•
ESPN App - which delivers scores, news, highlights, short form video, podcasts and live audio, with thirteen editions in three languages globally. In the U.S., the ESPN App also features live video streams of ESPN’s linear channels and exclusive events to authenticated MVPD subscribers. Non-subscribers have limited access to certain content. The ESPN App is available for download on various internet-connected devices.

•
ESPN Radio – which distributes talk and play by play programming and is one of the largest sports radio networks in the U.S. ESPN Radio network programming is carried on approximately 400 terrestrial stations including four ESPN owned stations in New York, Los Angeles, Chicago and Dallas and on satellite and internet radio.

•	ESPN The Magazine – which is a monthly sports magazine

•
ESPN owns and operates the following events: ESPYs (annual awards show); X Games (winter and summer action sports competitions); and a portfolio of collegiate sporting events including: bowl games, basketball games, softball games and post-season award shows.

Certain ESPN sports programming is available on ESPN+, a DTC multi-sports subscription offering, which is available through ESPN.com and the ESPN App. ESPN+ is operated by BAMTech LLC (BAMTech).
Disney
The Company operates over 100 Disney branded television channels, which are broadcast in 34 languages and 164 countries/territories. Branded channels include Disney Channel, Disney Junior, Disney XD, Disney Cinemagic, Disney Cinema, Disney International HD and Dlife. Disney content is also available through video-on-demand services and online through the DisneyNOW App and website. Programming for these channels includes internally developed and acquired programming.
Disney Channel - Disney Channel airs original series and movie programming targeted to kids ages 2 to 14. In the U.S., Disney Channel airs 24 hours a day. Disney Channel develops and produces shows for exhibition on its channel, including live-action comedy series, animated programming and preschool series, as well as original movies. Disney Channel also airs programming and content from Disney’s theatrical film and television programming library.
Disney Junior - Disney Junior airs programming targeted to kids ages 2 to 7 and their parents and caregivers, featuring animated and live-action programming that blends Disney’s storytelling and characters with learning. In the U.S., Disney Junior airs 24 hours a day. Disney Junior also airs as a programming block on the Disney Channel.
Disney XD - Disney XD airs a mix of live-action and animated programming targeted to kids ages 6 to 11. In the U.S., Disney XD airs 24 hours a day.
Disney Cinemagic and Disney Cinema - Disney Cinemagic and Disney Cinema are premium subscription services, which are available in a limited number of countries in Europe, that air a selection of Disney movies, cartoons and shorts as well as animated television series.
Disney International HD - Disney International HD is a channel in India that airs programming targeting viewers aged 14 to 40 with content that includes Walt Disney Animation Studios library content and Disney Channel programming.
Dlife - Dlife is an ad-supported, free-to-air satellite channel in Japan, featuring US primetime drama series, Disney-branded programming, as well as a selection of news, variety, informational and shopping programs. It is targeted to adult women and their families.
The Company also operates Radio Disney in the U.S. and Latin America.
Freeform
Freeform is a domestic cable channel targeted to viewers ages 14 to 34. Freeform produces original live-action programming, acquires programming from third parties, airs content from our owned theatrical film library and features branded holiday programming events such as “25 Days of Christmas”. Freeform content is also available through video-on-demand services and through the Freeform App and website.
India Channels
UTV, Bindass and Hungama TV are branded channels in India. UTV Action and UTV Movies offer Bollywood movies as well as Hollywood, Asian and Indian regional movies dubbed in Hindi. Bindass is a youth entertainment channel. Hungama TV is an Indian cable channel targeted at kids that features a mix of animated series and movies.
BAMTech
BAMTech is a streaming technology and content delivery business owned 75% by the Company since September 25, 2017, 15% by MLB and 10% by the National Hockey League (NHL), both of which have the right to sell their shares to the Company in the future. BAMTech comprises two businesses: 1) DTC sports; and 2) third-party streaming technology services. BAMTech’s DTC sports business includes ESPN+, which was launched in April 2018, NHL, PGA Tour Live and Major League Soccer DTC offerings. The ESPN+ service offers thousands of live events, on-demand content and original programming not available on ESPN’s other networks. The Hearst Corporation owns 20% of the Company’s interest in BAMTech’s DTC sports business.

Broadcasting
Our broadcasting business includes a domestic broadcast network, television production and distribution operations, and eight owned domestic television stations.
Domestic Broadcast Television Network
The Company operates the ABC Television Network (ABC), which as of September 29, 2018, had affiliation agreements with 244 local television stations reaching almost 100% of U.S. television households. ABC broadcasts programs in the primetime, daytime, late night, news and sports “dayparts”.
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
ABC provides online access to certain programming through the ABC App and website. ABC also provides in-depth worldwide news coverage online through websites, the ABC NewsApp, OTT apps and to select distribution partners.
Television Production and Distribution
The Company produces the majority of its scripted television programs under the ABC Studios banner. Program development is carried out in collaboration with independent writers, producers and creative teams, with a focus on one-hour dramas and half-hour comedies, primarily for primetime broadcasts. Primetime programming produced either for our networks or for third-party television networks for the 2018/2019 television season includes nine returning and seven new one-hour dramas, six returning and four new half-hour comedies, and three returning non-scripted series. Additionally, the Company is producing original first run series for SVOD services (including Hulu). The Company also produces Jimmy Kimmel Live for late night and a variety of primetime specials, as well as syndicated, news and daytime programming. We distribute the Company’s productions worldwide to television broadcasters, SVOD services (including Hulu), and on home entertainment formats.
Domestic Television Stations
The Company owns eight television stations, six of which are located in the top ten television household markets in the U.S. The television stations derive the majority of their revenues from ad sales. The stations also receive affiliate fees from MVPDs. All of our television stations are affiliated with ABC and collectively reach 21% of the nation’s television households. Generally, each owned station broadcasts three digital channels: the first consists of local, ABC and syndicated programming; the second is the Live Well Network; and the third is the LAFF Network.
The stations we own are as follows:

TV Station	Market	Television Market Ranking(1)
WABC	New York, NY	1
KABC	Los Angeles, CA	2
WLS	Chicago, IL	3
WPVI	Philadelphia, PA	4
KTRK	Houston, TX	7
KGO	San Francisco, CA	8
WTVD	Raleigh-Durham, NC	25
KFSN	Fresno, CA	54

(1)	Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2018

Equity Investments
The Company has investments in media businesses that are accounted for under the equity method, and the Company’s share of the financial results for these equity investments is reported as “Equity in the income (loss) of investees, net” in the Company’s Consolidated Statements of Income. The Company’s significant media equity investments are as follows:
A+E and Vice
A+E Television Networks (A+E) is owned 50% by the Company and 50% by the Hearst Corporation. A +E operates a variety of cable channels including:

•	A&E – which offers entertainment programming including original reality and scripted series

•	HISTORY – which offers original series and event-driven specials

•	Lifetime and Lifetime Real Women – which are cable channels devoted to female-focused programming

•	Lifetime Movie Network (LMN) – which is a movie channel

•	FYI – which offers contemporary lifestyle programming
A+E programming is available in over 200 countries and territories. A+E’s networks are distributed internationally under multi-year licensing agreements with MVPDs. A+E programming is also sold to international television broadcasters and SVOD services.
A+E has a 20% interest in Vice Group Holding, Inc. (Vice), which operates Viceland, a channel offering programming of lifestyle-oriented documentaries and reality series aimed towards millennials. Viceland is owned 50% by A+E and 50% by Vice. In addition, the Company has an 11% direct ownership interest in Vice.
The number of domestic subscribers for A+E and Vice channels, as estimated by Nielsen Media Research(1), is as follows:

Estimated Subscribers (in millions)(1)
A&E	89
HISTORY	89
Lifetime	88
LMN	67
FYI	54
Viceland	67

(1)	Nielsen Media Research estimates are as of September 2018 and capture traditional MVPD and certain DMVPD subscriber counts.
CTV
ESPN holds a 30% equity interest in CTV Specialty Television, Inc., which owns television channels in Canada, including The Sports Networks (TSN) 1-5, Le Réseau des Sports (RDS), RDS2, RDS Info, ESPN Classic Canada, Discovery Canada and Animal Planet Canada.
Hulu
Hulu LLC (Hulu) aggregates acquired television and film entertainment content and original content produced by Hulu and distributes it digitally to internet-connected devices. Hulu offers a subscription-based service with limited commercial announcements and a subscription-based service with no commercial announcements. In addition, Hulu operates a DMVPD service, which offers linear streams of broadcast and cable channels, including the major broadcast networks.
The Company licenses our television and film content to Hulu in the ordinary course of business. The Company defers a portion of its profits from these transactions. The profit is recognized as Hulu expenses the programming. The portion that is deferred reflects our ownership interest in Hulu.
Hulu is owned 30% each by the Company, 21CF and Comcast Corporation, with Warner Media LLC (WM) holding the remaining 10% interest. WM acquired its interest from Hulu for $0.6 billion in August 2016. In addition, WM has made $0.2 billion in subsequent capital contributions. For not more than 36 months from August 2016, WM may put its shares to Hulu or Hulu may call the shares from WM under certain limited circumstances arising from regulatory review. The Company and 21CF have agreed to make a capital contribution for up to $0.4 billion each if Hulu is required to repurchase WM’s shares.

Following completion of the 21CF acquisition the Company will consolidate Hulu’s financial results and assume 21CF’s capital contribution obligations.
Seven TV
Seven TV operates an advertising-supported, free-to-air Disney Channel in Russia. The Company has a 20% ownership interest and a 49% economic interest in the business.
Competition and Seasonality
The Company’s Media Networks businesses compete for viewers primarily with other broadcast and cable networks, independent television stations and other media, such as online video services and video games. With respect to the sale of advertising time, we compete with other television networks and radio stations, independent television stations, MVPDs and other advertising media such as digital content, newspapers, magazines and billboards. Our television and radio stations primarily compete for audiences and advertisers in local market areas.
The Company’s Media Networks businesses face competition from other networks for carriage by MVPDs. The Company’s contractual agreements with MVPDs are renewed or renegotiated from time to time in the ordinary course of business. Consolidation and other market conditions in the cable, satellite and telecommunication distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various programming services that are as favorable as those currently in place.
The Company’s Media Networks businesses also compete with other media and entertainment companies, SVOD providers and DTC services for the acquisition of sports rights, talent, show concepts and scripted and other programming.
The Company’s internet websites and digital products compete with other websites and entertainment products.
Advertising revenues at Media Networks are subject to seasonal advertising patterns and changes in viewership levels. Revenues are typically somewhat higher during the fall and somewhat lower during the summer months. Affiliate fees are generally collected ratably throughout the year.
Federal Regulation
Television and radio broadcasting are subject to extensive regulation by the Federal Communications Commission (FCC) under federal laws and regulations, including the Communications Act of 1934, as amended. Violation of FCC regulations can result in substantial monetary fines, limited renewals of licenses and, in egregious cases, denial of license renewal or revocation of a license. FCC regulations that affect our Media Networks segment include the following:

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

▪
FCC regulations in some cases impose restrictions on our ability to acquire additional radio or television stations in the markets in which we own radio stations. We do not believe any such limitations are material to our current operating plans.

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
PARKS AND RESORTS
The Company owns and operates the Walt Disney World Resort in Florida; the Disneyland Resort in California; Disneyland Paris; Aulani, a Disney Resort & Spa in Hawaii; the Disney Vacation Club (DVC); the Disney Cruise Line; and Adventures by Disney. The Company manages and has effective ownership interests of 47% in Hong Kong Disneyland Resort and 43% in Shanghai Disney Resort, both of which are consolidated in our financial statements. The Company licenses our intellectual property to a third party to operate the Tokyo Disney Resort in Japan. The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions as well as resort properties.
The businesses in the Parks and Resorts segment generate revenues from the sale of admissions to theme parks, sales of food, beverage and merchandise, charges for resort and vacation packages, which include room nights at hotels, sales of cruise vacations and sales and rentals of vacation club properties. Revenues are also generated from sponsorships and co-branding opportunities, real estate rent and sales, and royalties from Tokyo Disney Resort. Significant costs include labor, infrastructure costs, depreciation, costs of merchandise, food and beverage sold, marketing and sales expense, and cost of vacation club units. Infrastructure costs include information systems expense, repairs and maintenance, utilities and fuel, property taxes, insurance and transportation.
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

The Walt Disney World Resort is marketed through a variety of international, national and local advertising and promotional activities. A number of attractions and restaurants in each of the theme parks are sponsored or operated by other corporations under multi-year agreements.
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
Disney’s Hollywood Studios — Disney’s Hollywood Studios consists of seven themed areas: Animation Courtyard, Commissary Lane, Echo Lake, Grand Avenue, Hollywood Boulevard, Sunset Boulevard and Toy Story Land, which opened in June 2018. The areas provide behind-the-scenes glimpses of Hollywood-style action through various shows and attractions and offer themed food service and merchandise facilities. The park also features nighttime entertainment events. The Company is constructing a new themed area, Star Wars: Galaxy’s Edge, which is scheduled to open in the fall of 2019.
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
Hotels, Vacation Club Properties and Other Resort Facilities — As of September 29, 2018, the Company owned and operated 18 resort hotels and vacation club facilities at the Walt Disney World Resort, with approximately 22,000 rooms and 3,200 vacation club units. Resort facilities include 500,000 square feet of conference meeting space and Disney’s Fort Wilderness camping and recreational area, which offers approximately 800 campsites. The Company is constructing a new 500-room tower scheduled to open in 2019 at Disney’s Coronado Springs Resort. The Company has also announced plans for Reflections - A Disney Lakeside Lodge, which is a nature-inspired resort with more than 900 rooms and vacation club units opening in 2022.
Disney Springs is a 127-acre retail, dining and entertainment complex and consists of four areas: Marketplace, The Landing, Town Center and West Side. The areas are home to more than 150 venues including the 64,000-square-foot World of Disney retail store. Most of the Disney Springs facilities are operated by third parties that pay rent to the Company.
Nine independently-operated hotels with approximately 6,000 rooms are situated on property leased from the Company.
ESPN Wide World of Sports Complex is a 230-acre center that hosts professional caliber training and competitions, festival and tournament events and interactive sports activities. The complex, which welcomes both amateur and professional athletes, accommodates multiple sporting events, including baseball, basketball, football, soccer, softball, tennis and track and field. It also includes a 9,500-seat stadium and an 8,000-seat venue designed for cheerleading, dance competitions and other indoor sports.
Other recreational amenities and activities available at the Walt Disney World Resort include three championship golf courses, miniature golf courses, full-service spas, tennis, sailing, water skiing, swimming, horseback riding and a number of other sports and leisure time activities. The resort also includes two water parks: Disney’s Blizzard Beach and Disney’s Typhoon Lagoon.
Disneyland Resort
The Company owns 486 acres and has the rights under a long-term lease for use of an additional 55 acres of land in Anaheim, California. The Disneyland Resort includes two theme parks (Disneyland and Disney California Adventure), three resort hotels and a retail, dining and entertainment complex (Downtown Disney).

The Disneyland Resort is marketed through a variety of international, national and local advertising and promotional activities. A number of the attractions and restaurants in the theme parks are sponsored or operated by other corporations under multi-year agreements.
Disneyland — Disneyland consists of eight themed areas: Adventureland, Critter Country, Fantasyland, Frontierland, Main Street USA, Mickey’s Toontown, New Orleans Square and Tomorrowland. These areas feature themed attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, there are daily parades and nighttime fireworks and entertainment events. The Company is constructing a new themed area, Star Wars: Galaxy’s Edge, which is scheduled to open in summer 2019.
Disney California Adventure — Disney California Adventure is adjacent to Disneyland and includes six themed areas: Buena Vista Street, Cars Land, Grizzly Peak, Hollywood Land, Pacific Wharf and Pixar Pier. These areas include attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, Disney California Adventure offers a nighttime entertainment event. The Company is constructing a new Super Hero-themed area that is scheduled to open in 2020.
Hotels, Vacation Club Units and Other Resort Facilities — Disneyland Resort includes three Company owned and operated hotels and vacation club facilities with approximately 2,400 rooms, 50 vacation club units and 180,000 square feet of conference meeting space.
Downtown Disney is a themed 15-acre, retail, entertainment and dining complex with approximately 23 venues located adjacent to both Disneyland and Disney California Adventure. Most of the Downtown Disney facilities are operated by third parties that pay rent to the Company. The Company is building a new 6,500-space parking garage scheduled to open in 2019.
Aulani, a Disney Resort & Spa
Aulani, a Disney Resort & Spa, is a Company-operated family resort on a 21-acre oceanfront property on Oahu, Hawaii featuring 351 hotel rooms, an 18,000-square-foot spa and 12,000 square feet of conference meeting space. The resort also has 481 vacation club units.
Disneyland Paris
Disneyland Paris is located on a 5,510-acre development in Marne-la-Vallée, approximately 20 miles east of Paris, France. The land is being developed pursuant to a master agreement with French governmental authorities. Disneyland Paris includes two theme parks (Disneyland Park and Walt Disney Studios Park); seven themed resort hotels; two convention centers; a shopping, dining and entertainment complex (Disney Village); and a 27-hole golf facility. Of the 5,510 acres comprising the site, approximately half have been developed to date, including a planned community (Val d’Europe) and an eco-tourism destination (Villages Nature).
Disneyland Park — Disneyland Park consists of five themed areas: Adventureland, Discoveryland, Fantasyland, Frontierland and Main Street USA. These areas include themed attractions, shows, restaurants, merchandise shops and refreshment stands. Disneyland Park also features a daily parade and a nighttime entertainment event.
Walt Disney Studios Park — Walt Disney Studios Park takes guests into the worlds of cinema, animation and television and includes four themed areas: Backlot, Front Lot, Production Courtyard and Toon Studio. These areas each include themed attractions, shows, restaurants, merchandise shops and refreshment stands. The Company has announced plans for a multi-year expansion of Walt Disney Studios Park that will roll out in phases beginning in 2021 and add three new themed areas based on Marvel, Frozen and Star Wars.
Hotels and Other Facilities — Disneyland Paris operates seven resort hotels, with approximately 5,800 rooms and 210,000 square feet of conference meeting space. In addition, nine on-site hotels that are owned and operated by third parties provide approximately 2,700 rooms.
Disney Village is a 500,000-square-foot retail, dining and entertainment complex located between the theme parks and the hotels. A number of the Disney Village facilities are operated by third parties that pay rent to Disneyland Paris.
Val d’Europe is a planned community near Disneyland Paris that is being developed in phases. Val d’Europe currently includes a regional train station, hotels and a town center consisting of a shopping center as well as office, commercial and residential space. Third parties operate these developments on land leased or purchased from Disneyland Paris.
Villages Nature is a European eco-tourism resort that consists of recreational facilities, restaurants and 900 vacation units. The resort is a 50% joint venture between Disneyland Paris and Pierre & Vacances-Center Parcs, who manages the venture.

Hong Kong Disneyland Resort
The Company owns a 47% interest in Hong Kong Disneyland Resort and the Government of the Hong Kong Special Administrative Region (HKSAR) owns a 53% interest. The resort is located on 310 acres on Lantau Island and is in close proximity to the Hong Kong International Airport. Hong Kong Disneyland Resort includes one theme park and three themed resort hotels. A separate Hong Kong subsidiary of the Company is responsible for managing Hong Kong Disneyland Resort. The Company is entitled to receive royalties and management fees based on the operating performance of Hong Kong Disneyland Resort.
Hong Kong Disneyland — Hong Kong Disneyland consists of seven themed areas: Adventureland, Fantasyland, Grizzly Gulch, Main Street USA, Mystic Point, Tomorrowland and Toy Story Land. These areas feature themed attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, there are daily parades and a nighttime entertainment event. Hong Kong Disneyland Resort is expanding the park in phases opening through 2023, which will add a number of new guest offerings, including two new themed areas and a transformation of the Sleeping Beauty Castle.
Hotels — Hong Kong Disneyland Resort includes three themed hotels with a total of 1,750 rooms.
Shanghai Disney Resort
The Company owns a 43% interest in Shanghai Disney Resort, and Shanghai Shendi (Group) Co., Ltd (Shendi) owns a 57% interest. The resort is located in the Pudong district of Shanghai on approximately 1,000 acres of land, which includes the Shanghai Disneyland theme park; two themed resort hotels; a retail, dining and entertainment complex (Disneytown); and an outdoor recreation area. A management company, in which the Company has a 70% interest and Shendi has a 30% interest, is responsible for operating the resort and receives a management fee based on the operating performance of Shanghai Disney Resort. The Company is also entitled to royalties based on the resort’s revenues.
Shanghai Disneyland — Shanghai Disneyland consists of seven themed areas: Adventure Isle, Fantasyland, Gardens of Imagination, Mickey Avenue, Tomorrowland, Toy Story Land, which opened in April 2018, and Treasure Cove. These areas feature themed attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, there are daily parades and a nighttime fireworks event.
Hotels and Other Facilities - Shanghai Disneyland Resort includes two themed hotels with a total of 1,220 rooms. Disneytown is an 11-acre outdoor complex of dining, shopping and entertainment venues located adjacent to Shanghai Disneyland. Most Disneytown facilities are operated by third parties that pay rent to Shanghai Disney Resort.
Tokyo Disney Resort
Tokyo Disney Resort is located on 494 acres of land, six miles east of downtown Tokyo, Japan. The Company earns royalties on revenues generated by the Tokyo Disney Resort, which is owned and operated by Oriental Land Co., Ltd. (OLC), a third-party Japanese corporation. The resort includes two theme parks (Tokyo Disneyland and Tokyo DisneySea); four Disney-branded hotels; six other hotels (operated by third parties other than OLC); a retail, dining and entertainment complex (Ikspiari); and Bon Voyage, a Disney-themed merchandise location.
Tokyo Disneyland — Tokyo Disneyland consists of seven themed areas: Adventureland, Critter Country, Fantasyland, Tomorrowland, Toontown, Westernland and World Bazaar. OLC has begun construction on an expansion of Tokyo Disneyland, which is scheduled to open in 2020.
Tokyo DisneySea — Tokyo DisneySea, adjacent to Tokyo Disneyland, is divided into seven “ports of call,” including American Waterfront, Arabian Coast, Lost River Delta, Mediterranean Harbor, Mermaid Lagoon, Mysterious Island and Port Discovery. OLC has announced plans for an eighth themed port scheduled to open in 2022.
Hotels and Other Resort Facilities — Tokyo Disney Resort includes four Disney-branded hotels with a total of more than 2,400 rooms and a monorail, which links the theme parks and resort hotels with Ikspiari. OLC has announced plans to open a 475-room Disney-branded hotel, which will integrate into the eighth themed port at Tokyo DisneySea.
Disney Vacation Club
DVC offers ownership interests in 14 resort facilities located at the Walt Disney World Resort; Disneyland Resort; Aulani; Vero Beach, Florida; and Hilton Head Island, South Carolina. Available units are offered for sale under a vacation ownership plan and are operated as hotel rooms when not occupied by vacation club members. The Company’s vacation club units range from deluxe studios to three-bedroom grand villas. Unit counts in this document are presented in terms of two-bedroom equivalents. DVC had approximately 4,000 vacation club units as of September 29, 2018. The Company has announced plans to add approximately 550 vacation club units at Walt Disney World. These units will be part of Disney’s Riviera Resort and Reflections - A Disney Lakeside Lodge, scheduled to open in 2019 and 2022, respectively.
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
Adventures by Disney
Adventures by Disney offers all-inclusive guided vacation tour packages predominantly at non-Disney sites around the world. The Company offered 40 different tour packages during 2018.
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
STUDIO ENTERTAINMENT
The Studio Entertainment segment produces and acquires live-action and animated motion pictures, musical recordings and live stage plays.
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
The Company distributes films primarily under the Walt Disney Pictures, Pixar, Marvel, Lucasfilm and Touchstone banners. In addition, the Company distributes live-action films produced by DreamWorks Studios (DreamWorks) that were released theatrically from 2010 through 2016.
Prior to the Company’s acquisition of Marvel in fiscal year 2010, Marvel had licensed the rights to third-party studios to produce and distribute feature films based on certain Marvel properties including Spider-Man (licensed to Sony Pictures Entertainment), The Fantastic Four (licensed to 21CF) and X-Men (licensed to 21CF). Under the licensing arrangements, the third-party studios incur the costs to produce and distribute the films, and the Company retains the merchandise licensing rights. Under the licensing arrangement for Spider-Man, the Company pays the third-party studio a licensing fee based on each film’s box office receipts, subject to specified limits. Under the licensing arrangements for The Fantastic Four and X-Men, the third-party studio pays the Company a licensing fee and receives a share of the Company’s merchandise revenue on these properties. The Company distributes all Marvel-produced films with the exception of The Incredible Hulk, which is distributed by Universal Pictures.
Prior to the Company’s acquisition of Lucasfilm in fiscal year 2013, Lucasfilm produced six Star Wars films (Episodes 1 through 6). Lucasfilm retained the merchandise licensing rights related to all of those films and the rights related to television and electronic distribution formats for all of those films, with the exception of the rights for Episode 4, which are owned by 21CF. All of those films are distributed by 21CF in the theatrical and home entertainment markets. The theatrical and home entertainment distribution rights for these films revert back to Lucasfilm in May 2020 with the exception of Episode 4, for which these distribution rights are retained by 21CF.
Lucasfilm also includes Industrial Light & Magic and Skywalker Sound, which provide visual and audio effects and other post-production services to the Company and third-party producers.
Theatrical Market
We produce and distribute both live-action films and full-length animated films. In the domestic theatrical market, we generally distribute and market our filmed products directly. In most major international markets, we distribute our filmed products directly while in other markets our films are distributed by independent companies or joint ventures. During fiscal 2019, we expect to release 11 of our own produced feature films. Cumulatively through September 29, 2018 the Company has released domestically approximately 1,000 full-length live-action features and 100 full-length animated features.
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
Domestic and international home entertainment distribution typically starts three to six months after the theatrical release in each market. Home entertainment releases are distributed in physical (DVD and Blu-ray) and electronic formats. Electronic formats may be released up to four weeks ahead of the physical release. Physical formats are generally sold to retailers, such as Walmart and Target and electronic formats are sold through e-tailers, such as Apple and Amazon.
As of September 29, 2018, we had approximately 1,500 active produced and acquired titles, including 1,100 live-action titles and 400 animated titles, in the domestic home entertainment marketplace and approximately 1,600 active produced and acquired titles, including 1,100 live-action titles and 500 animated titles, in the international marketplace.
Television Market
In the television market, we license our films to cable and broadcast networks, television stations and other video service providers, which may provide the content to viewers on television or a variety of internet-connected devices. The Company plans to launch Disney+ in late 2019, therefore we may not license the films to third parties in some of the following windows:
Video-on-Demand (VOD) — Concurrently with physical home entertainment distribution, we license titles to VOD service providers for electronic delivery to consumers for a specified rental period.
Pay Television (Pay 1) — In the U.S., there are two or three pay television windows. The first window is generally eighteen months in duration and follows the VOD window. The Company has licensed exclusive domestic pay television rights to Netflix for all films released theatrically during calendar years 2016 through 2018, with the exception of DreamWorks films. DreamWorks titles that are distributed by the Company are licensed to Showtime under a separate agreement.
Free Television (Free 1) — The Pay 1 window is followed by a television window that may last up to 84 months. Motion pictures are usually sold in the Free 1 window to basic cable networks.
Pay Television 2 (Pay 2) and Free Television 2 (Free 2) — In the U.S., Free 1 is generally followed by a twelve to nineteen-month Pay 2 window under our license arrangements with Netflix, Starz and Showtime. The Pay 2 window is followed by a Free 2 window generally for up to 84 months, whereby films are licensed to basic cable networks, SVOD services and to television station groups.
Pay Television 3 (Pay 3) and Free Television 3 (Free 3) — In the U.S., Free 2 is sometimes followed by a seven-month Pay 3 window, and then by a Free 3 window, which can have license periods of various lengths. In the Free 3 window, films are licensed to basic cable networks, SVOD services and to television station groups.

International Television — The Company also licenses its films outside of the U.S. The typical windowing sequence is consistent with the domestic cycle such that titles premiere on VOD services and then on pay TV or SVOD services before airing in free TV. Windowing strategies are developed in response to local market practices and conditions, and the exact sequence and length of each window can vary by country.
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
Disney Theatrical Group
Disney Theatrical Group develops, produces and licenses live entertainment events on Broadway and around the world, including The Lion King, Aladdin, Frozen, The Little Mermaid, Beauty and the Beast, The Hunchback of Notre Dame, Mary Poppins (a co-production with Cameron Mackintosh Ltd), Newsies and TARZAN®.
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
CONSUMER PRODUCTS & INTERACTIVE MEDIA
The Consumer Products & Interactive Media segment licenses the Company’s trade names, characters and visual and literary properties to various manufacturers, game developers, publishers and retailers throughout the world. We develop and publish games, primarily for mobile platforms, and books, magazines and comic books. The segment also distributes branded merchandise directly through retail, online and wholesale businesses. In addition, the segment’s operations include website management and design, primarily for other Company businesses, and the development and distribution of online video content.
The Consumer Products & Interactive Media segment generates revenue primarily from:

•	licensing characters and content from our film, television and other properties to third parties for use on consumer merchandise, in multi-platform games and published materials;

•	selling merchandise through our retail stores, internet shopping sites and to wholesalers;

•	selling self-published children’s books and magazines and comic books to wholesalers;

•	selling advertising in online video content;

•	selling games and related content through app distributors, online and through in-game purchases; and

•	charging tuition at English language learning centers in China (Disney English).
Significant costs include costs of goods sold, distribution expenses, operating labor, retail occupancy costs, product development and marketing.
Merchandise Licensing
The Company’s merchandise licensing operations cover a diverse range of product categories, the most significant of which are: toys, apparel, home décor and furnishings, accessories, health and beauty, stationery, food, footwear and consumer electronics. The Company licenses characters from its film, television and other properties for use on third-party products in these categories and earns royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the products. Some of the major properties licensed by the Company include: Mickey and Minnie, Star Wars, Avengers, Disney Princess, Frozen, Cars, Disney Channel characters, Spider-Man, Winnie the Pooh, Disney Classics and The Incredibles.
Retail
The Company markets Disney-, Marvel- and Lucasfilm-themed products through retail stores operated under the Disney Store name and through internet sites in North America, Western Europe, Japan and China. The stores are generally located in leading shopping malls and other retail complexes. The Company currently owns and operates 214 stores in North America, 87 stores in Europe, 53 stores in Japan and two stores in China. Internet sites are branded shopDisney and shopMarvel in the United States, shopDisney in Europe, and store.Disney in Japan. The Company also sells merchandise to retailers under wholesale arrangements.
Games
The Company licenses our properties to third-party game developers. We also develop and publish games, primarily for mobile platforms.
Publishing
The Company creates, distributes, licenses and publishes a variety of products in multiple countries and languages based on the Company’s branded franchises. The products include children’s books, comic books, graphic novel collections, magazines, learning products and storytelling apps. Disney English develops and delivers an English language learning curriculum for Chinese children using Disney content in 26 learning centers in six cities across China.
Other
The Company develops, publishes and distributes interactive family content through apps and websites. Disney Digital Network (DDN) develops online video content, primarily for distribution on YouTube, and provides online marketing services. The Company also licenses Disney properties and content to mobile phone carriers in Japan.
Competition and Seasonality
The Consumer Products & Interactive Media businesses compete with other licensors, retailers and publishers of character, brand and celebrity names, as well as other licensors, publishers and developers of game software, online video content, internet websites, other types of home entertainment and retailers of toys and kids merchandise. Operating results are influenced by seasonal consumer purchasing behavior, which generally results in higher revenues during the Company’s first and fourth fiscal quarter, and by the timing and performance of theatrical and game releases and cable programming broadcasts.
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
Our businesses create entertainment, travel and consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create filmed entertainment and television programming, which may be distributed among other ways through broadcast, cable, internet or cellular technology, theme park attractions, hotels and other resort facilities and travel experiences and consumer products that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. Many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside the U.S., and their success therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside as well as inside the U.S. Moreover, we must often invest substantial amounts in film production, television programming, acquisition of sports rights, theme park attractions, cruise ships or hotels and other resort facilities before we know the extent to which these products will earn consumer acceptance. If our entertainment offerings and products do not achieve sufficient consumer acceptance, our revenue from advertising sales (which are based in part on ratings for the programs in which advertisements air), from affiliate fees, from subscription fees, from theatrical film receipts, from the license of rights to other distributors, from theme park admissions, from hotel room charges and merchandise, from food and beverage sales, from sales of licensed consumer products or from sales of our other consumer products and services, may decline or fail to grow to the extent we anticipate when making investment decisions and thereby adversely affect the profitability of one or more of our businesses.
Changes in technology and in consumer consumption patterns may affect demand for our entertainment products, the revenue we can generate from these products or the cost of producing or distributing products.
The media entertainment and internet businesses in which we participate increasingly depend on our ability to successfully adapt to shifting patterns of content consumption through the adoption and exploitation of new technologies. New technologies affect the demand for our products, the manner in which our products are distributed to consumers, ways we charge for and receive revenue for our entertainment products and the stability of those revenue streams, the sources and nature of competing content offerings, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired audiences. This trend has impacted the business model for certain traditional forms of distribution, as evidenced by the industry-wide decline in ratings for broadcast television, the reduction in demand for home entertainment sales of theatrical content, the development of alternative distribution channels for broadcast and cable programming and declines in subscriber levels for traditional cable channels, including for a number of our networks. In order to respond to these developments, we regularly consider and from time to time implement changes to our business models, most recently by developing DTC products for certain sports programming on ESPN+ (launched in 2018) and for filmed entertainment and other programming on Disney+ (to be launched in 2019). There can be no assurance that our DTC offerings and other efforts will successfully respond to these changes, and we expect to forgo revenue from traditional sources in the short term. There can be no assurance that the DTC model and other business models we may develop will ultimately be as profitable as our current business models.
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
The unauthorized use of our intellectual property may increase the cost of protecting rights in our intellectual property or reduce our revenues. The convergence of computing, communication, and entertainment devices, increased broadband internet speed and penetration, increased availability and speed of mobile data transmission and increasingly sophisticated attempts to obtain unauthorized access to data systems have made the unauthorized digital copying and distribution of our films, television productions and other creative works easier and faster and protection and enforcement of intellectual property rights more challenging. The unauthorized distribution and access to entertainment content generally continues to be a significant challenge for intellectual property rights holders. Inadequate laws or weak enforcement mechanisms to protect entertainment industry intellectual property in one country can adversely affect the results of the Company’s operations worldwide, despite the Company’s efforts to protect its intellectual property rights. These developments require us to devote substantial resources to protecting our intellectual property against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed distribution of our content.
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
We maintain information necessary to conduct our business, including confidential and proprietary information as well as personal information regarding our customers and employees, in digital form. Data maintained in digital form is subject to the risk of unauthorized access, modification and exfiltration. We develop and maintain information security systems in an effort to prevent this, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Accordingly, despite our efforts, unauthorized access, modification and exfiltration of data cannot be eliminated entirely, and the risks associated with a potentially material incident remain. In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where we believe appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised. If our information security systems or data are compromised in a material way, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be damaged resulting in loss of business or morale, and we may incur costs to remediate possible harm to our customers and employees and/or to pay fines or take other action with respect to judicial or regulatory actions arising out of the incident.
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
In addition, we derive affiliate fees and royalties from the distribution of our programming, sales of our licensed goods and services by third parties, and the management of businesses operated under brands licensed from the Company, and we are therefore dependent on the successes of those third parties for that portion of our revenue. A wide variety of factors could influence the success of those third parties and if negative factors significantly impacted a sufficient number of those third parties, the profitability of one or more of our businesses could be adversely affected.
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
We face substantial competition in each of our businesses from alternative providers of the products and services we offer and from other forms of entertainment, lodging, tourism and recreational activities. This includes competition for human resources, programming and other resources we require in operating our business. For example:

•
Our studio operations and media businesses compete to obtain creative, performing and business talent, sports and other programming, story properties, advertiser support and market share with other studio operations, broadcast and cable networks, SVOD providers, and other new sources of broadband delivered content.

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
Competition in each of these areas may increase as a result of technological developments and changes in market structure, including consolidation of suppliers of resources and distribution channels. Increased competition may divert consumers from our creative or other products, or to other products or other forms of entertainment, which could reduce our revenue or increase our marketing costs. Competition for the acquisition of resources can increase the cost of producing our products and services or deprive us of talent necessary to produce high quality creative material. Such competition may also reduce, or limit growth in, prices for our products and services, including advertising rates and subscription fees at our media networks, parks and resorts admissions and room rates, and prices for consumer products from which we derive license revenues
Turmoil in the financial markets could increase our cost of borrowing and impede access to or increase the cost of financing our operations and investments.
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
With approximately 201,000 employees, our profitability is substantially affected by costs of pension benefits and current and postretirement medical benefits. We may experience significant increases in these costs as a result of macro-economic factors, which are beyond our control, including increases in the cost of health care. In addition, changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. These macroeconomic factors as well as a decline in the fair value of pension and postretirement medical plan assets may put upward pressure on the cost of providing pension and postretirement medical benefits and may increase future funding requirements. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.
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
Our broadcast networks and television stations are highly regulated, and each of our other businesses is subject to a variety of U.S. and overseas regulations. These regulations include:

•	U.S. FCC regulation of our television and radio networks, our national programming networks and our owned television stations. See Item 1 — Business — Media Networks, Federal Regulation.

•	Federal, state and foreign privacy and data protection laws and regulations.

•	Regulation of the safety of consumer products and theme park operations.

•	Environmental protection regulations.

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

•
Revenues in our Consumer Products & Interactive Media segment are influenced by seasonal consumer purchasing behavior, which generally results in higher revenues during the Company’s first and fourth fiscal quarters, and by the timing and performance of theatrical and game releases and cable programming broadcasts.

Accordingly, if a short-term negative impact on our business occurs during a time of high seasonal demand (such as hurricane damage to our parks during the summer travel season), the effect could have a disproportionate effect on the results of that business for the year.
Risk Factors Related to the Acquisition of 21CF
The proposed Acquisition of 21CF may cause disruption in our business.
The merger agreement related to the acquisition of 21CF (the “Acquisition”) restricts us from taking certain specified actions without 21CF’s consent until the Acquisition is completed or the merger agreement is terminated, including making certain acquisitions to the extent that the acquisition would reasonably be expected to prevent, materially delay or materially impair the completion of the Acquisition, and from paying dividends in excess of certain thresholds. These restrictions may affect our ability to execute our business strategies and attain our financial and other goals and may impact our financial condition, results of operations and cash flows.
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
We currently anticipate the Acquisition will be completed in the first half of calendar year 2019, but we cannot be certain when or if the conditions for the Acquisition will be satisfied or (if permissible under applicable law) waived. The Acquisition cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived, including (i) receipt of certain required governmental approvals and consents, (ii) receipt by 21CF of a surplus and solvency opinion with respect to the separation of the 21CF assets and liabilities that we are not acquiring in the Acquisition, referred to as the separation, and the cash dividend in connection with the Acquisition, (iii) the registration of the common stock of a newly formed subsidiary of 21CF, referred to as New Fox, that is contemplated to own the 21CF assets and liabilities that we are not acquiring in the Acquisition and which will be spun off to 21CF stockholders, (iv) authorization of Disney and New Fox shares for listing on NYSE or NASDAQ, as applicable, (v) the consummation of the separation and spin off of New Fox to 21CF stockholders, (vi) receipt of certain tax opinions by each of 21CF and Disney, including tax opinions regarding the intended tax treatment of the transactions contemplated by the merger agreement for U.S. federal income tax purposes, and (vii ) the accuracy of the representations and warranties made by 21CF or Disney, as applicable, in the merger agreement. Our obligation to complete the Acquisition is also subject to, among other conditions, the absence of regulatory authorities requiring certain actions on our part. The satisfaction of the required conditions could delay the completion of the Acquisition for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the Acquisition will be satisfied or waived or that the Acquisition will be completed.
If the Acquisition is not completed in a timely manner or at all, our business may be adversely affected as follows:

•
we may experience negative reactions from the financial markets, and our stock price could decline to the extent that the current market price reflects an assumption that the Acquisition will be completed;

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
We currently expect the Acquisition to be accretive to our earnings per share, excluding the impact of purchase accounting, in fiscal 2021 assuming the Acquisition closes in fiscal 2019. This expectation, however, is based on preliminary estimates that may materially change. In addition, we could fail to realize all of the benefits anticipated in the Acquisition or experience delays or inefficiencies in realizing such benefits. Such factors could, combined with the issuance of shares of our common stock in connection with the Acquisition, result in the Acquisition being dilutive to our earnings per share, which could negatively affect the market price of our common stock.
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
On June 27, 2018, the U.S. Department of Justice (the “DOJ”) submitted a proposed final judgment resolving a complaint it filed the same day to remedy potential competitive concerns regarding our acquisition of the 21CF RSNs. Pursuant to the DOJ’s proposed final judgment, we will be required to hold separate and divest the 21CF RSNs following the completion of the Acquisition if the divestiture of the 21CF RSNs is not completed prior to the completion of the Acquisition. The proposed final judgment is subject to the approval of the United States District Court for the Southern District of New York. There can be no assurance that such court approval will be granted. Although we intend to fully comply with the proposed final judgment, there can be no assurance that we will be able to negotiate such divestitures expeditiously or on favorable terms, or that governmental authorities will approve the terms of such divestitures. In the event that we are unable to divest all of the 21CF RSNs within the agreed upon time periods, the DOJ may apply for a trustee to be appointed to give effect to the divestitures, and we will be unable to object to any sale of the 21CF RSNs by the trustee on any grounds other than the trustee’s malfeasance.
Although we expect that the Acquisition will result in synergies and other benefits to us, we may not realize those benefits because of difficulties related to integration, the achievement of synergies, and other challenges.
Disney and 21CF have operated and, until completion of the Acquisition, will continue to operate, independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. If we are not able to successfully integrate 21CF’s businesses with ours or pursue our direct-to-consumer strategy successfully, the anticipated benefits and cost savings of the Acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be loss of key Disney or 21CF employees, loss of customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining the operations of 21CF with ours in order to realize the anticipated benefits of the Acquisition so the combined company performs as the parties hope:

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
We are a diversified entertainment company that offers entertainment, travel and consumer products worldwide. Although many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside of the U.S., the combination with 21CF will increase the importance of international operations to our future operations, growth and prospects. The risks of operating internationally that we already face may therefore increase upon completion of the Acquisition.
Our consolidated indebtedness will increase substantially following completion of the Acquisition. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility.
Our consolidated indebtedness as of September 29, 2018 was approximately $20.9 billion. Upon completion of the Acquisition, we will assume an estimated $19 billion of additional outstanding debt of 21CF. In addition, we have obtained a bridge commitment of up to $35.7 billion and may draw on such facility or other bridge facilities, issue additional commercial paper, or obtain other debt financing in order to finance a portion of the cash consideration for the Acquisition. We expect to use a portion of 21CF’s cash to repay a portion of the increased indebtedness promptly after completion of the Acquisition, and use proceeds from the sale of the 21CF RSNs (as defined below) to repay additional indebtedness when those proceeds become available. Following the completion of these transactions, we expect that the combined company will have approximately $40 billion of short and long-term debt and interest expense of approximately $2 billion per year.
The increased indebtedness could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. In addition, the amount of cash required to pay interest on our increased indebtedness levels will increase following completion of the Acquisition, and thus the demands on our cash resources will be greater than prior to the Acquisition. The increased levels of indebtedness following completion of the Acquisition could also reduce funds available for capital expenditures, share repurchases and dividends, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. Our financial flexibility may be further constrained by the issuance of shares of common stock in the Acquisition, because of dividend payments.

ITEM 1B.	Unresolved Staff Comments
The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2018 fiscal year and that remain unresolved.

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

Location	Property / Approximate Size	Use	Business Segment(1)
Burbank, CA & surrounding cities(2)	Land (201 acres) & Buildings (4,681,000 ft2)	Owned Office/Production/Warehouse (includes 236,000 ft2 sublet to third-party tenants)	Corp/Studio/Media/ CPIM/P&R

Burbank, CA & surrounding cities(2)	Buildings (1,418,000 ft2)	Leased Office/Warehouse	Corp/Studio/Media/ CPIM/P&R

Los Angeles, CA	Land (22 acres) & Buildings (600,000 ft2)	Owned Office/Production/Technical	Media/Studio

Los Angeles, CA	Buildings (389,000 ft2)	Leased Office/Production/Technical/Theater	Media/Studio

New York, NY	Buildings (529,000 ft2)	Owned Office/Production/Technical (includes 478,000 ft2 sublet to third-party tenants)	Media/Corp

New York, NY	Buildings (1,740,000 ft2)	Leased Office/Production/Theater/Warehouse (includes 14,000 ft2 sublet to third-party tenants)	Corp/Studio/Media/CPIM

Bristol, CT	Land (117 acres) & Buildings (1,175,000 ft2)	Owned Office/Production/Technical	Media

Bristol, CT	Buildings (512,000 ft2)	Leased Office/Warehouse/Technical	Media

Emeryville, CA	Land (20 acres) & Buildings (430,000 ft2)	Owned Office/Production/Technical	Studio

Emeryville, CA	Buildings (80,000 ft2)	Leased Office/Storage	Studio

San Francisco, CA	Buildings (722,000 ft2)	Leased Office/Production/Technical/Theater (includes 59,000 ft2 sublet to third-party tenants)	Corp/Studio/Media/ CPIM/P&R

USA & Canada	Land and Buildings (Multiple sites and sizes)	Owned and Leased Office/ Production/Transmitter/Theaters/Warehouse	Corp/Studio/Media/ CPIM/P&R

Hammersmith, England	Building (284,000 ft2)	Leased Office	Corp/Studio/Media/ CPIM/P&R

Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Leased Office/Warehouse/Retail	Corp/Studio/Media/ CPIM/P&R
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
The Company, together with, in some instances, certain of its directors and officers, is a defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of these actions.
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
At September 29, 2018, the executive officers of the Company were as follows:

Name	Age	Title	Executive Officer Since
Robert A. Iger	67	Chairman and Chief Executive Officer(1)	2000
Alan N. Braverman	70	Senior Executive Vice President, General Counsel and Secretary	2003
Christine M. McCarthy	63	Senior Executive Vice President and Chief Financial Officer(2)	2005
M. Jayne Parker	57	Senior Executive Vice President and Chief Human Resources Officer(3)	2009
Zenia B. Mucha	62	Senior Executive Vice President Corporate Communications(4)	2018

(1)	Mr. Iger was appointed Chairman of the Board and Chief Executive Officer effective March 13, 2012. He was President and Chief Executive Officer from October 2, 2005 through that date.

(2)
Ms. McCarthy was appointed Senior Executive Vice President and Chief Financial Officer effective June 30, 2015. She was previously Executive Vice President, Corporate Real Estate, Alliances and Treasurer of the Company from 2000 to 2015.

(3)
Ms. Parker was appointed Senior Executive Vice President and Chief Human Resources Officer effective August 20, 2017. She was previously Executive Vice President and Chief Human Resources Officer from 2009.

(4)	Ms. Mucha was appointed Senior Executive Vice President Corporate Communications effective August 2016. She was previously Executive Vice President Corporate Communications from March 2005.

PART II
ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “DIS”.
See Note 11 of the Consolidated Financial Statements for a summary of the Company’s dividends in fiscal years 2018 and 2017. The Board of Directors has not declared a dividend related to the second half of fiscal 2018 as of the date of this report.
As of September 29, 2018, the approximate number of common shareholders of record was 854,000.
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 29, 2018:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2018 – July 31, 2018	214,168	$112.77	—	158 million
August 1, 2018 – August 31, 2018	38,441	112.60	—	158 million
September 1, 2018 – September 29, 2018	25,779	111.42	—	158 million
Total	278,388	112.62	—	158 million

(1)
278,388 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)
Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On January 30, 2015, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 6. Selected Financial Data
(in millions, except per share data)

	2018 (1)	2017 (2)	2016(3)	2015 (4)	2014 (5)
Statements of income
Revenues	$59,434	$55,137	$55,632	$52,465	$48,813
Net income	13,066	9,366	9,790	8,852	8,004
Net income attributable to Disney	12,598	8,980	9,391	8,382	7,501
Per common share
Earnings attributable to Disney
Diluted	$8.36	$5.69	$5.73	$4.90	$4.26
Basic	8.40	5.73	5.76	4.95	4.31
Dividends (6)	1.68	1.56	1.42	1.81	0.86
Balance sheets
Total assets	$98,598	$95,789	$92,033	$88,182	$84,141
Long-term obligations	24,797	26,710	24,189	19,142	18,573
Disney shareholders’ equity	48,773	41,315	43,265	44,525	44,958
Statements of cash flows
Cash provided (used) by:
Operating activities	$14,295	$12,343	$13,136	$11,385	$10,148
Investing activities	(5,336)	(4,111)	(5,758)	(4,245)	(3,345)
Financing activities	(8,843)	(8,959)	(7,220)	(5,801)	(6,981)

(1)
The fiscal 2018 results include a net benefit from remeasuring our deferred tax balances to a new U.S. statutory rate, partially offset by a one-time tax on certain accumulated foreign earnings as a result of the Tax Act ($1.11 per diluted share), the benefit from a reduction in the Company’s fiscal 2018 U.S. federal statutory income tax rate ($0.75 per diluted share), gains on the sales of real estate and property rights ($0.28 per diluted share), a benefit from the adoption of an accounting pronouncement in fiscal 2017 related to the tax impact of employee share-based awards ($0.03 per diluted share) and insurance proceeds related to a fiscal 2017 legal matter ($0.02 per diluted share). In addition, results include the adverse impact from investment impairments ($0.11 per diluted share) and restructuring and impairment charges ($0.02 per diluted share).

(2)
The fiscal 2017 results include a benefit from the adoption of a new accounting pronouncement related to the tax impact of employee share-based awards ($0.08 per diluted share), a non-cash net gain in connection with the acquisition of a controlling interest in BAMTech ($0.10 per diluted share) (see Note 3 to the Consolidated Financial Statements), an adverse impact due to a charge, net of committed insurance recoveries, incurred in connection with the settlement of litigation ($0.07 per dilutive share) and restructuring and impairment charges ($0.04 per diluted share).

(3)
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

(4)
The fiscal 2015 results include the write-off of a deferred tax asset as a result of a recapitalization at Disneyland Paris ($0.23 per diluted share) and restructuring and impairment charges ($0.02 per diluted share).

(5)
The fiscal 2014 results include a loss resulting from the foreign currency translation of net monetary assets denominated in Venezuelan currency ($0.05 per diluted share), restructuring and impairment charges ($0.05 per diluted share), a gain on the sale of property ($0.03 per diluted share) and a portion of a settlement of an affiliate contract dispute ($0.01 per diluted share).

(6)	In fiscal 2015, the Company began paying dividends on a semiannual basis. Accordingly, fiscal 2015 includes dividend payments related to fiscal 2014 and the first half of fiscal 2015.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED RESULTS
(in millions, except per share data)

				% Change Better/(Worse)
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
Services	$50,869	$46,843	$47,130	9%	(1)%
Products	8,565	8,294	8,502	3%	(2)%
Total revenues	59,434	55,137	55,632	8%	(1)%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(27,528)	(25,320)	(24,653)	(9)%	(3)%
Cost of products (exclusive of depreciation and amortization)	(5,198)	(4,986)	(5,340)	(4)%	7%
Selling, general, administrative and other	(8,860)	(8,176)	(8,754)	(8)%	7%
Depreciation and amortization	(3,011)	(2,782)	(2,527)	(8)%	(10)%
Total costs and expenses	(44,597)	(41,264)	(41,274)	(8)%	—%
Restructuring and impairment charges	(33)	(98)	(156)	66%	37%
Other income, net	601	78	—	>100%	nm
Interest expense, net	(574)	(385)	(260)	(49)%	(48)%
Equity in the income (loss) of investees, net	(102)	320	926	nm	(65)%
Income before income taxes	14,729	13,788	14,868	7%	(7)%
Income taxes	(1,663)	(4,422)	(5,078)	62%	13%
Net income	13,066	9,366	9,790	40%	(4)%
Less: Net income attributable to noncontrolling interests	(468)	(386)	(399)	(21)%	3%
Net income attributable to The Walt Disney Company (Disney)	$12,598	$8,980	$9,391	40%	(4)%
Earnings per share attributable to Disney:
Diluted	$8.36	$5.69	$5.73	47%	(1)%
Basic	$8.40	$5.73	$5.76	47%	(1)%

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,507	1,578	1,639
Basic	1,499	1,568	1,629

Organization of Information
Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Consolidated Results and Non-Segment Items

•	Business Segment Results — 2018 vs. 2017

•	Business Segment Results — 2017 vs. 2016

•	Corporate and Unallocated Shared Expenses

•	Impact of U.S. Federal Income Tax Reform

•	Significant Developments

•	Liquidity and Capital Resources

•	Contractual Obligations, Commitments and Off Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Forward-Looking Statements
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
2018 vs. 2017
Revenues for fiscal 2018 increased 8%, or $4.3 billion, to $59.4 billion; net income attributable to Disney increased 40%, or $3.6 billion, to $12.6 billion; and diluted earnings per share attributable to Disney (EPS) increased 47%, or $2.67 to $8.36. The EPS increase in fiscal 2018 was due to a benefit from new federal income tax legislation, the “Tax Cuts and Jobs
Act” (Tax Act) (See Note 9 to the Consolidated Financial Statements), higher segment operating income, a decrease in weighted average shares outstanding as a result of our share repurchase program and gains on the sale of real estate and property rights. These increases were partially offset by the comparison to a non-cash net gain in connection with the acquisition of a controlling interest in BAMTech in the prior year, impairments of our Vice and Villages Nature equity method investments in the current year and higher net interest and corporate and unallocated shared expenses. The increase in segment operating income was due to growth at our Parks and Resorts and Studio Entertainment segments, partially offset by lower results at our Media Networks and Consumer Products & Interactive Media segments. In addition, net income attributable to Disney reflected an approximate 1 percentage point decline due to the movement of the U.S. dollar against major currencies including the impact of our hedging program (FX Impact).
Revenues
Service revenues for fiscal 2018 increased 9%, or $4.0 billion, to $50.9 billion, due to higher theatrical distribution revenue, growth in guest spending and volumes at our parks and resorts, an increase in affiliate fees, increased TV/SVOD distribution revenue and the consolidation of BAMTech. On September 25, 2017, the Company increased its ownership in BAMTech and began consolidating its results. These increases were partially offset by lower advertising revenue.
Product revenues for fiscal 2018 increased 3%, or $0.3 billion, to $8.6 billion, due to guest spending and volume growth at our parks and resorts, partially offset by lower home entertainment volumes and a decrease in retail store sales. Product revenue reflected an approximate 1 percentage point increase due to a favorable FX Impact.
Costs and expenses
Cost of services for fiscal 2018 increased 9%, or $2.2 billion, to $27.5 billion, due to higher film and television cost amortization driven by an increase in theatrical and TV/SVOD distribution revenue and contractual rate increases for television programming. Costs of services also increased due to the consolidation of BAMTech and higher costs at our parks and resorts reflecting cost inflation, higher technology and operations support expenses and a special fiscal 2018 domestic employee bonus.
Cost of products for fiscal 2018 increased 4%, or $0.2 billion, to $5.2 billion, due to cost inflation and higher guest spending and volumes at our parks and resorts. Cost of products reflected an approximate 1 percentage point increase due to an unfavorable FX Impact.

Selling, general, administrative and other costs for fiscal 2018 increased 8%, or $0.7 billion, to $8.9 billion, due to higher marketing spend, the consolidation of BAMTech, costs incurred in connection with the 21CF acquisition and an increase in compensation costs.
Depreciation and amortization costs increased 8%, or $0.2 billion, to $3.0 billion due to depreciation of new attractions at our parks and resorts segment and the consolidation of BAMTech. Depreciation and amortization costs reflected an approximate 1 percentage point increase due to an unfavorable FX Impact.
Restructuring and Impairment Charges
The Company recorded $33 million and $98 million of restructuring and impairment charges in fiscal years 2018 and 2017, respectively. Charges in fiscal 2018 were due to severance costs. Charges in fiscal 2017 were due to severance costs and asset impairments.
Other Income, net
Other income, net is as follows:

(in millions)	2018	2017	% Change Better/(Worse)
Gains on sales of real estate and property rights	$560	$—	nm
Settlement of litigation	38	(177)	nm
Gain related to the acquisition of BAMTech	3	255	(99)%
Other income, net	$601	$78	>100%
In fiscal 2018, the Company recorded gains of $560 million in connection with the sales of real estate and property rights in New York City.
In fiscal 2018, the Company recorded $38 million in insurance recoveries in connection with the settlement of a litigation matter for which the Company recorded a charge of $177 million, net of committed insurance recoveries in fiscal 2017.
In fiscal 2018, the Company recorded a $3 million adjustment to a fiscal 2017 non-cash net gain of $255 million recorded in connection with the acquisition of a controlling interest in BAMTech (see Note 3 to the Consolidated Financial Statements).
Interest Expense, net
Interest expense, net is as follows:

(in millions)	2018	2017	% Change Better/(Worse)
Interest expense	$(682)	$(507)	(35)%
Interest and investment income	108	122	(11)%
Interest expense, net	$(574)	$(385)	(49)%
The increase in interest expense was due to an increase in average interest rates, higher average debt balances and financing costs related to the pending 21CF acquisition.
The decrease in interest and investment income for the year was due to the comparison to gains on investments recognized in the prior year, partially offset by an increase in interest income driven by higher average interest rates.
Equity in the Income of Investees
Equity in the income of investees decreased $422 million, to a loss of $102 million due to higher losses from Hulu, impairments of Vice and Villages Nature equity method investments and lower income from A+E. These decreases were partially offset by a favorable comparison to a loss from BAMTech in the prior year. The decrease at Hulu was driven by higher programming, labor and marketing costs, partially offset by growth in subscription and advertising revenue. The decrease at A+E was due to lower advertising revenue and higher programming costs, partially offset by higher program sales.

Effective Income Tax Rate

	2018	2017	Change Better/(Worse)
Effective income tax rate	11.3%	32.1%	20.8	ppt
The decrease in the effective income tax rate was due to the impact of the Tax Act, which included:

•
A net benefit of $1.7 billion, which reflected a $2.1 billion benefit from remeasuring our deferred tax balances to the new statutory rate (Deferred Remeasurement), partially offset by a charge of $0.4 billion for a one-time tax on certain accumulated foreign earnings (Deemed Repatriation Tax). This benefit had an impact of approximately 11.5 percentage points on the effective income tax rate.

•
A reduction in the Company’s fiscal 2018 U.S. statutory federal income tax rate to 24.5% from 35.0% in the prior year. Net of state tax and other related effects, the reduction in the statutory rate had an impact of approximately 8.2 percentage points on the effective income tax rate.

Noncontrolling Interests
Net income attributable to noncontrolling interests for the year increased $82 million to $468 million due to lower tax expense at ESPN, largely due to the Tax Act, and the impact of the Company’s acquisition of the noncontrolling interest in Disneyland Paris in the third quarter of the prior year. These increases were partially offset by losses at BAMTech.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
2017 vs. 2016
Revenues for fiscal 2017 decreased 1%, or $0.5 billion, to $55.1 billion; net income attributable to Disney decreased 4%, or $0.4 billion, to $9.0 billion; and EPS for the year decreased 1%, or $0.04 to $5.69. The EPS decrease in fiscal 2017 was due to lower segment operating income at Media Networks, Studio Entertainment and Consumer Products & Interactive Media and higher net interest expense. These decreases were partially offset by a decrease in weighted average shares outstanding as a result of our share repurchase program, higher operating income at Parks and Resorts and a decrease in the effective tax rate. In addition, net income attributable to Disney reflected an approximate 1 percentage point decline due to an unfavorable FX Impact.
Revenues
Service revenues for fiscal 2017 decreased 1%, or $0.3 billion, to $46.8 billion, due to declines from theatrical and home entertainment distribution, advertising and merchandise licensing. These decreases were partially offset by the benefit from a full year of operations at Shanghai Disney Resort, which opened in June 2016, an increase in affiliate fees and higher average guest spending and attendance at our other parks and resorts. Service revenue reflected an approximate 1 percentage point decline due to an unfavorable FX Impact.
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

Selling, general, administrative and other costs for fiscal 2017 decreased 7%, or $0.6 billion, to $8.2 billion, due to lower theatrical marketing costs and the discontinuation of Infinity. Selling, general, administrative and other costs reflected an approximate 1 percentage point benefit due to a favorable FX Impact.
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
The increase in interest and investment income was driven by an increase in average interest bearing cash balances and higher interest rates.
Equity in the Income of Investees
Equity in the income of investees decreased 65% or $606 million, to $0.3 billion due to the comparison to the $332 million Vice Gain (See Note 3 to the Consolidated Financial Statements), which was recognized in fiscal 2016, and higher losses from our investments in BAMTech and Hulu. The BAMTech results reflected a valuation adjustment to sports programming rights that were prepaid prior to our acquisition of BAMTech and increased costs for technology platform investments. The decrease at Hulu was due to higher programming, distribution, marketing and labor costs, partially offset by growth in advertising and subscription revenues.
Effective Income Tax Rate

	2017	2016	Change Better/(Worse)
Effective income tax rate	32.1%	34.2%	2.1	ppt
The decrease in the effective income tax rate was due to lower tax on foreign earnings, a favorable impact from the adoption of the new accounting pronouncement related to the tax impact of employee share-based awards ($125 million) and an increase in the benefit related to qualified domestic production activities. These decreases were partially offset by a benefit in the prior year from the favorable resolution of certain tax matters. The lower tax on foreign earnings was driven by a decrease in foreign losses for which we are not recognizing a tax benefit.
Noncontrolling Interests
Net income attributable to noncontrolling interests for fiscal 2017 decreased $13 million to $386 million due to the impact of lower net income at ESPN, partially offset by the impact of improved results at Shanghai Disney Resort.

Certain Items Impacting Comparability
Results for fiscal 2018 were impacted by the following:

•	A benefit of $1.7 billion from the Tax Act Deferred Remeasurement, net of the Deemed Repatriation Tax

•
A benefit of $601 million comprising $560 million in gains from the sales of real estate and property rights, $38 million from insurance recoveries in connection with the settlement of a fiscal 2017 litigation matter and $3 million from an adjustment related to a non-cash gain recognized in fiscal 2017 for the acquisition of a controlling interest in BAMTech

•	Impairments of $210 million for Vice and Villages Nature equity investments

•	Restructuring and impairment charges of $33 million
Results for fiscal 2017 were impacted by the following:

•	A non-cash net gain of $255 million in connection with the acquisition of a controlling interest in BAMTech

•	A charge, net of committed insurance recoveries, of $177 million in connection with the settlement of litigation

•	Restructuring and impairment charges of $98 million
Results for fiscal 2016 were impacted by the following:

•	A benefit of $332 million for the Vice Gain

•	Restructuring and impairment charges of $156 million

•	A charge of $129 million related to our Infinity game business
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)(1)	After-Tax Income/(Loss)	EPS Favorable/(Adverse) (2)
Year Ended September 29, 2018:
Net benefit from the Tax Act	$—	$1,701	$1,701	$1.11
Gain from sale of real estate, property rights and other	601	(158)	443	0.30
Impairment of equity investments	(210)	49	(161)	(0.11)
Restructuring and impairment charges	(33)	7	(26)	(0.02)
Total	$358	$1,599	$1,957	$1.28

Year Ended September 30, 2017:
Settlement of litigation	$(177)	$65	$(112)	$(0.07)
Restructuring and impairment charges	(98)	31	(67)	(0.04)
Gain related to the acquisition of BAMTech	255	(93)	162	0.10
Total	$(20)	$3	$(17)	$(0.01)

Year Ended October 1, 2016:
Vice Gain	$332	$(122)	$210	$0.13
Restructuring and impairment charges	(156)	43	(113)	(0.07)
Infinity Charge(3)	(129)	47	(82)	(0.05)
Total	$47	$(32)	$15	$0.01

(1)	Tax benefit/expense adjustments are determined using the tax rate applicable to the individual item affecting comparability.

(2)	EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.

(3)	Recorded in “Cost of products” in the Consolidated Statements of Income. See Note 1 to the Consolidated Financial Statements.

BUSINESS SEGMENT RESULTS — 2018 vs. 2017
Below is a discussion of the major revenue and expense categories for our business segments. Costs and expenses for each segment consist of operating expenses, selling, general, administrative and other costs and depreciation and amortization. Selling, general, administrative and other costs include third-party and internal marketing expenses.
Our Media Networks segment generates revenue from affiliate fees, ad sales and other revenues, which include the sale and distribution of television programs and subscription fees for our DTC offerings. Significant expenses include amortization of programming, production, participations and residuals costs, technical support costs, operating labor and distribution costs.
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
Our Studio Entertainment segment generates revenue from the distribution of films in the theatrical, home entertainment and TV/SVOD markets, stage play ticket sales, music distribution and licensing of our intellectual property for use in live entertainment productions. Significant expenses include amortization of production, participations and residuals costs, marketing and sales costs, distribution expenses and costs of sales.
Our Consumer Products & Interactive Media segment generates revenue from licensing characters and content from our film, television and other properties to third parties for use on consumer merchandise, published materials and in multi-platform games and from operating retail stores, internet shopping sites and a wholesale business. We also generate revenue from the sales of games through app distributors and online, consumers’ in-game purchases, sales of self-published children’s books and magazines and comic books, advertising in online video content and operating English language learning centers. Significant expenses include costs of goods sold and distribution expenses, operating labor and retail occupancy costs, product development and marketing.
The following is a summary of segment revenue and operating income:

				% Change Better/(Worse)
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
Media Networks	$24,500	$23,510	$23,689	4%	(1)%
Parks and Resorts	20,296	18,415	16,974	10%	8%
Studio Entertainment	9,987	8,379	9,441	19%	(11)%
Consumer Products & Interactive Media	4,651	4,833	5,528	(4)%	(13)%
	$59,434	$55,137	$55,632	8%	(1)%
Segment operating income:
Media Networks	$6,625	$6,902	$7,755	(4)%	(11)%
Parks and Resorts	4,469	3,774	3,298	18%	14%
Studio Entertainment	2,980	2,355	2,703	27%	(13)%
Consumer Products & Interactive Media	1,632	1,744	1,965	(6)%	(11)%
	$15,706	$14,775	$15,721	6%	(6)%
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

The following table reconciles income before income taxes to segment operating income.

				% Change Better/(Worse)
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Income before income taxes	$14,729	$13,788	$14,868	7%	(7)%
Add/(subtract):
Corporate and unallocated shared expenses	761	582	640	(31)%	9%
Restructuring and impairment charges	33	98	156	66%	37%
Other income, net	(601)	(78)	—	>100%	nm
Interest expense, net	574	385	260	(49)%	(48)%
Impairment of equity investments	210	—	—	nm	nm
Vice Gain	—	—	(332)	nm	nm
Infinity Charge	—	—	129	nm	nm
Segment operating income	$15,706	$14,775	$15,721	6%	(6)%
Media Networks
Operating results for the Media Networks segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2018	September 30, 2017
Revenues
Affiliate fees	$13,279	$12,659	5%
Advertising	7,763	8,129	(5)%
TV/SVOD distribution and other	3,458	2,722	27%
Total revenues	24,500	23,510	4%
Operating expenses	(14,928)	(14,068)	(6)%
Selling, general, administrative and other	(2,752)	(2,647)	(4)%
Depreciation and amortization	(326)	(237)	(38)%
Equity in the income of investees	131	344	(62)%
Operating Income	$6,625	$6,902	(4)%

Revenues
The increase in affiliate fees was due to an increase of 7% from higher contractual rates, partially offset by a decrease of 2% from fewer subscribers.
The decrease in advertising revenues was due to decreases of $260 million at Cable Networks, from $4,263 million to $4,003 million and $106 million at Broadcasting, from $3,866 million to $3,760 million. The decrease at Cable Networks was due to a decrease of 5% from lower impressions. The decrease in impressions was due to lower average viewership, partially offset by higher units delivered. The decrease at Broadcasting was due to decreases of 6% from lower network impressions and 1% from lower impressions at the owned television stations, both of which were attributed to lower average viewership. This decrease was partially offset by an increase of 5% from higher network rates.
TV/SVOD distribution and other revenue increased $736 million due to higher ABC program sales and the consolidation of BAMTech. The increase in program sales was driven by increased revenue from programs licensed to Hulu and higher sales of Grey’s Anatomy and Black-ish. Additionally, the current year included the sales of Luke Cage, Daredevil and Jessica Jones compared to the prior-year sales of The Punisher and The Defenders. On September 25, 2017, the Company acquired a controlling ownership interest in BAMTech and began consolidating its results and including BAMTech’s revenues in other revenues. The Company’s share of BAMTech’s results was previously reported in equity in the income of investees.

Costs and Expenses
Operating expenses include programming and production costs, which increased $654 million from $12,922 million to $13,576 million. At Cable Networks, programming and production costs increased $332 million due to contractual rate increases for college sports, NFL, NBA and MLB programming and the consolidation of BAMTech, partially offset by lower production costs. At Broadcasting, programming and production costs increased $322 million due to higher program sales and a higher average cost of network programming, including the impact of Americal Idol, Roseanne and The Goldbergs in the current year. Other operating costs, which include distribution and technology costs, increased primarily due to the consolidation of BAMTech.
Selling, general, administrative and other costs increased $105 million from $2,647 million to $2,752 million due to the consolidation of BAMTech, partially offset by lower marketing costs at the Disney Channels.
Depreciation and amortization increased $89 million, from $237 million to $326 million due to the consolidation of BAMTech.
Equity in the Income of Investees
Income from equity investees decreased $213 million from $344 million to $131 million due to higher losses from Hulu and lower income from A+E. These decreases were partially offset by a favorable comparison to a loss from BAMTech in the prior-year period. The decrease at Hulu was driven by higher programming, labor and marketing costs, partially offset by growth in subscription and advertising revenue. The decrease at A+E was due to lower advertising revenue and higher programming costs, partially offset by higher program sales.
Segment Operating Income
Segment operating income decreased 4%, or $277 million, to $6,625 million due to the consolidation of BAMTech and lower income from equity investees, partially offset by higher program sales and an increase at the Disney Channels.
The following table provides supplemental revenue and operating income detail for the Media Networks segment:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2018	September 30, 2017
Revenues
Cable Networks(1)	$17,063	$16,527	3%
Broadcasting	7,437	6,983	7%
	$24,500	$23,510	4%
Segment operating income
Cable Networks(1)	$5,126	$5,353	(4)%
Broadcasting	1,368	1,205	14%
Equity in the income of investees	131	344	(62)%
	$6,625	$6,902	(4)%

(1)
Cable Networks results in the current year include the consolidated results of BAMTech, whereas in the prior year the Company’s share of BAMTech’s results was reported in equity in the income of investees.

Impairment of Equity Investments and Restructuring and Impairment Charges
The Company recorded charges of $157 million, $74 million and $87 million related to Media Networks for fiscal years 2018, 2017 and 2016, respectively, which are excluded from Media Networks segment operating income. The charge in fiscal 2018 was for an impairment of our equity investment in Vice. The charges in fiscal 2017 were due to severance costs and asset impairments. The charges in fiscal 2016 were for an investment impairment and contract termination and severance costs. The fiscal 2018 charge was reported in “Equity in the income (loss) of investees, net,” in the Consolidated Statements of Income. The charges in fiscal 2017 and 2016 were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2018	September 30, 2017
Revenues
Domestic	$16,161	$14,812	9%
International	4,135	3,603	15%
Total revenues	20,296	18,415	10%
Operating expenses	(11,590)	(10,667)	(9)%
Selling, general, administrative and other	(2,058)	(1,950)	(6)%
Depreciation and amortization	(2,156)	(1,999)	(8)%
Equity in the loss of investees	(23)	(25)	8%
Operating Income	$4,469	$3,774	18%

Revenues
Parks and Resorts revenues increased 10%, or $1,881 million, to $20.3 billion due to increases of $1,349 million at our domestic operations and $532 million at our international operations.
Revenue growth at our domestic operations reflected increases of 6% from higher average guest spending and 2% from volume growth. Guest spending growth was due to higher average ticket prices for theme park admissions and for cruise line sailings, increased food, beverage, and merchandise spending and higher average daily hotel room rates. The increase in volumes was due to higher attendance and passenger cruise ship days, partially offset by lower occupied hotel room nights. Volumes benefited from a favorable comparison to the prior-year impacts of Hurricanes Irma and Matthew. Lower occupied hotel room nights were driven by fewer available room nights at Walt Disney World Resort due to room refurbishments and conversions to vacation club units.
Revenue growth at our international operations reflected increases of 5% from a favorable FX Impact, 5% from an increase in volumes and 4% from higher average guest spending. The increase in volumes was due to higher occupied room nights and attendance. Guest spending growth was driven by increases in average ticket prices, food, beverage and merchandise spending and average daily hotel room rates at Disneyland Paris, partially offset by lower average ticket prices at Shanghai Disney Resort.
The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2017
Parks
Increase/ (decrease)
Attendance	4%	2%	4%	47%	4%	13%
Per Capita Guest Spending	6%	2%	5%	(1)%	6%	(1)%
Hotels (1)
Occupancy	88%	88%	84%	80%	87%	86%
Available Room Nights (in thousands)	10,045	10,205	3,179	3,022	13,224	13,227
Per Room Guest Spending	$345	$317	$297	$289	$334	$311

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)	Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2017 average foreign exchange rate.

Costs and Expenses
Operating expenses include operating labor, which increased $481 million from $4,990 million to $5,471 million, cost of sales, which increased $147 million from $1,656 million to $1,803 million, and infrastructure costs, which increased $99 million from $2,065 million to $2,164 million. The increase in operating labor was due to inflation, higher volumes, an unfavorable FX Impact and a special fiscal 2018 domestic employee bonus. The increase in cost of sales was primarily due to higher volumes and inflation. Higher infrastructure costs were due to increased technology spending and inflation. Other operating expenses, which include costs for such items as supplies, commissions and entertainment offerings, increased $196 million, from $1,956 million to $2,152 million primarily due to an unfavorable FX Impact, inflation and new guest offerings.
Selling, general, administrative and other costs increased $108 million from $1,950 million to $2,058 million primarily due to inflation and an unfavorable FX Impact.
Depreciation and amortization increased $157 million from $1,999 million to $2,156 million primarily due to new attractions at our domestic parks and resorts and Hong Kong Disneyland Resort.
Segment Operating Income
Segment operating income increased 18%, or $695 million, to $4.5 billion due to growth at our domestic and international operations.
Impairment of Equity Investment and Restructuring and Impairment Charges
The Company recorded charges of $53 million, $9 million and $17 million related to Parks and Resorts for fiscal years 2018, 2017 and 2016, respectively, which are excluded from Parks and Resorts segment operating income. The charge in fiscal 2018 was for an impairment of our equity investment in Villages Nature. The charges in fiscal 2017 and 2016 were for severance costs. The charge in fiscal 2018 was reported in “Equity in the income (loss) of investees, net” in the Consolidated Statements of Income. The charges in fiscal 2017 and 2016 were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.
Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2018	September 30, 2017
Revenues
Theatrical distribution	$4,303	$2,903	48%
Home entertainment	1,750	1,798	(3)%
TV/SVOD distribution and other	3,934	3,678	7%
Total revenues	9,987	8,379	19%
Operating expenses	(4,326)	(3,667)	(18)%
Selling, general, administrative and other	(2,562)	(2,242)	(14)%
Depreciation and amortization	(119)	(115)	(3)%
Operating Income	$2,980	$2,355	27%

Revenues
The increase in theatrical distribution revenue was due to the release of four Marvel titles in the current year compared to two Marvel titles in the prior year. The Marvel titles in the current year were Avengers: Infinity War, Black Panther, Thor: Ragnarok and Ant-Man and the Wasp, whereas the prior year included Guardians of the Galaxy Vol. 2 and Doctor Strange. Other significant titles in the current year included Star Wars: The Last Jedi, Incredibles 2 and Coco, while the prior year included Beauty and the Beast, Rogue One: A Star Wars Story, Pirates of the Caribbean: Dead Men Tell No Tales and Moana.
Lower home entertainment revenue reflected a 5% decrease from lower unit sales, partially offset by an increase of 3% from higher average net effective pricing. Lower unit sales were driven by the success of Moana and Finding Dory in the prior year compared to Coco and Cars 3 in the current year. The decrease was also driven by three live action titles in the prior year as compared to two live action titles in the current year and the carryover performance of fiscal 2016 new release titles in fiscal 2017 compared to the carryover performance of fiscal 2017 new release titles in fiscal 2018. These decreases were partially offset by the release of three Marvel titles and two Lucas titles in the current year compared to two Marvel titles and one Lucas title in the prior year. The increase in average net effective pricing was due to higher rates and a higher sales mix of Blu-ray discs, partially offset by a lower mix of new release titles.
TV/SVOD distribution and other revenue reflected a 4% increase from TV/SVOD distribution and a 3% increase from stage plays. The increase in TV/SVOD distribution revenue was due to an increase in our free television business driven by new international agreements and the sale of Star Wars: The Force Awakens in the current year with no comparable title in the prior year. Higher stage play revenue was due to the opening of additional productions in the current year.
Costs and Expenses
Operating expenses include film cost amortization, which increased $564 million, from $2,474 million to $3,038 million and cost of goods sold and distribution costs, which increased $95 million, from $1,193 million to $1,288 million. Higher film cost amortization was due to the impact of higher theatrical distribution revenues. Higher cost of goods sold and distribution costs were due to an increase in stage plays production and theatrical distribution costs.
Selling, general, administrative and other costs increased $320 million from $2,242 million to $2,562 million primarily due to higher theatrical marketing costs reflecting more titles released in the current year and, to a lesser extent, higher stage play marketing costs due to additional productions in the current year.
Segment Operating Income
Segment operating income increased 27%, or $625 million to $2,980 million due to an increase in theatrical distribution results.
Consumer Products & Interactive Media
Operating results for the Consumer Products & Interactive Media segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2018	September 30, 2017
Revenues
Licensing, publishing and games	$3,060	$3,256	(6)%
Retail and other	1,591	1,577	1%
Total revenues	4,651	4,833	(4)%
Operating expenses	(1,882)	(1,904)	1%
Selling, general, administrative and other	(945)	(1,007)	6%
Depreciation and amortization	(192)	(179)	(7)%
Equity in the income of investees	—	1	—%
Operating Income	$1,632	$1,744	(6)%
Revenues
The decrease in licensing, publishing and games revenue was primarily due to lower revenues from sales of licensed merchandise, an unfavorable FX Impact and a decrease in licensee settlements. Lower revenues from sales of licensed merchandise includes decreases from products based on Frozen, Cars and Princess, partially offset by an increase from products based on Mickey and Minnie and Avengers.
The increase in retail and other revenue was due to lower online advertising revenue share with the Media Networks and Studio Entertainment segments, an increase in sponsorship revenue and a favorable FX Impact. These increases were largely offset by a decrease in online advertising revenue and lower retail and wholesale distribution sales. The decrease in retail sales was due to lower comparable store sales, partially offset by an increase in online retail revenue. Lower comparable retail store sales reflected decreased sales of Star Wars and Moana merchandise in the current year, partially offset by higher sales of Mickey and Minnie merchandise.
Costs and Expenses
Operating expenses included a $46 million decrease in cost of goods sold and distribution costs, from $1,091 million to $1,045 million, a $33 million increase in other operating expenses, from $591 million to $624 million, and a $9 million decrease in product development expense, from $222 million to $213 million. The decrease in cost of goods sold and distribution costs was driven by lower royalty expense and the decrease in retail and wholesale sales, partially offset by a lower cost share with the Media Networks and Studio Entertainment segments related to online advertising. The increase in other operating expenses, which include occupancy costs, labor at our retail stores and other direct costs, was driven by an unfavorable FX Impact. Lower product development expense was due to fewer games in development.

Selling, general, administrative and other costs decreased $62 million from $1,007 million to $945 million primarily due to lower costs at our games business.
Depreciation and amortization increased $13 million from $179 million to $192 million due to asset impairments in the current year.
Segment Operating Income
Segment operating income decreased 6%, or $112 million, to $1.6 billion due to lower results at our merchandise licensing and retail businesses.
Restructuring and Impairment Charges
The Company recorded charges of $17 million, $8 million and $143 million related to Consumer Products & Interactive Media for fiscal years 2018, 2017 and 2016, respectively, which are excluded from Consumer Products & Interactive Media segment operating income. The charges in fiscal years 2018 and 2017 included severance costs that were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income. Charges in fiscal 2016 included the Infinity Charge of $129 million, which was reported in “Cost of Products” in the Consolidated Statement of Income, and $14 million of severance costs, which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

BUSINESS SEGMENT RESULTS – 2017 vs. 2016
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
The decrease in advertising revenues was due to decreases of $192 million at Broadcasting, from $4,058 million to $3,866 million and $188 million at Cable Networks, from $4,451 million to $4,263 million. The decrease at Broadcasting was due to decreases of 8% from lower network impressions and 1% from the absence of the Emmy Awards show, partially offset by an increase of 6% from higher network rates. The decrease at Cable Networks was due to a decrease of 6% from lower impressions, partially offset by an increase of 3% from higher rates. The decrease in impressions at Cable Networks and Broadcasting was due to lower average viewership.
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

Revenues
Parks and Resorts revenues increased 8%, or $1,441 million, to $18.4 billion due to increases of $871 million at our international operations and $570 million at our domestic operations. Revenues at our domestic operations were unfavorably impacted by Hurricanes Irma and Matthew during fiscal year 2017.
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
Revenue growth of 4% at our domestic operations was primarily due to an increase of 3% from higher average guest spending due to an increase in average ticket prices for admissions to our theme parks and for sailings at our cruise line, as well as higher food and beverage spending and average hotel room rates. Domestic volumes were comparable to fiscal year 2016 as increased attendance at Walt Disney World Resort was largely offset by lower occupied room nights at Walt Disney World Resort and Disneyland Resort. At Walt Disney World Resort, available hotel room nights decreased due to refurbishments and conversions to vacation club units.
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
Depreciation and amortization increased $278 million from $1,721 million to $1,999 million primarily due to a full year of operations at Shanghai Disney Resort and depreciation associated with new attractions at our domestic parks and resorts.
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

Revenues
The decrease in theatrical distribution revenue was primarily due to the comparison of Star Wars: The Force Awakens and two Pixar titles in release in fiscal year 2016 compared to Rogue One: A Star Wars Story and one Pixar title in release in fiscal year 2017. These decreases were partially offset by the performance of Beauty and the Beast and two Marvel titles in fiscal year 2017 compared to The Jungle Book and one Marvel title in fiscal year 2016. Other significant titles in fiscal year 2017 included Moana and Pirates of the Caribbean: Dead Men Tell No Tales, while fiscal year 2016 included Zootopia and Alice Through the Looking Glass.
Lower home entertainment revenue was due to a decrease of 16% from a decline in unit sales driven by lower sales of Star Wars Classic titles and the performance of Rogue One: A Star Wars Story in fiscal year 2017 compared to the strong performance of Star Wars: The Force Awakens in fiscal year 2016. Fiscal year 2017 also included the release of one Pixar title, compared to two Pixar titles in fiscal year 2016. These decreases were partially offset by the success of Moana, Beauty and the Beast and Guardians of the Galaxy Vol. 2 in fiscal year 2017 compared to Zootopia, Captain America: Civil War and The Jungle Book in fiscal year 2016.
TV/SVOD distribution and other revenue was flat as increases of 5% from TV/SVOD distribution, 1% from stage plays and 1% from Lucasfilm’s special effects business were offset by a decrease of 7% from lower revenue share with the Consumer Products & Interactive Media segment. The increase in TV/SVOD distribution revenue was due to international growth and higher domestic rates, partially offset by a decrease due to a domestic sale of Star Wars Classic titles in fiscal year 2016. Higher stage play revenue was driven by new productions opening in fiscal year 2017, while higher revenue from Lucasfilm’s special effects business was driven by more projects in fiscal year 2017. Lower revenue share with the Consumer Products & Interactive Media segment was due to the stronger performance of merchandise based on Star Wars: The Force Awakens and Frozen in fiscal year 2016, partially offset by Cars merchandise in fiscal year 2017.
Costs and Expenses
Operating expenses include film cost amortization, which decreased $149 million, from $2,623 million to $2,474 million and cost of goods sold and distribution costs, which decreased $175 million, from $1,368 million to $1,193 million. Lower film cost amortization was due to the impact of lower revenues, partially offset by a higher average amortization rate in fiscal year 2017. Lower cost of goods sold and distribution costs were primarily due to a decrease in theatrical distribution costs and a decline in home entertainment unit sales.
Selling, general, administrative and other costs decreased $380 million from $2,622 million to $2,242 million primarily due to lower theatrical marketing costs reflecting more titles released in fiscal year 2016, which also included the release of two DreamWorks titles, Pete’s Dragon and The Finest Hours.
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
Revenues
The decrease in licensing, publishing and games revenue was due to decreases of 8% from our games business, 6% from our merchandise licensing business and 2% from our publishing business. Lower games revenue was due to the discontinuation of Infinity in fiscal year 2016 and decreased licensing revenue from Star Wars: Battlefront. The decrease at our merchandise licensing business was due to lower revenue in fiscal year 2017 from merchandise based on Star Wars and Frozen and an unfavorable FX Impact, partially offset by a benefit from licensee settlements and higher revenue from merchandise based on Cars. The decrease at our publishing business was primarily due to lower sales of licensed and self-published books based on Star Wars and Frozen and a decrease in sales of comic books based on Star Wars.
The decrease in retail and other revenue was due to a decrease of 9% from our retail business driven by lower comparable store and online sales in our key markets, reflecting higher sales of Frozen and Star Wars merchandise in fiscal year 2016, partially offset by sales of Moana merchandise in fiscal year 2017.
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

CORPORATE AND UNALLOCATED SHARED EXPENSES
Corporate and unallocated shared expenses are as follows:

				% Change Better/(Worse)
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Corporate and unallocated shared expenses	$(761)	$(582)	$(640)	(31)%	9%
Corporate and unallocated shared expenses in fiscal 2018 increased $179 million to $761 million from $582 million in fiscal 2017 primarily due to costs related to the 21CF acquisition and higher compensation costs. Corporate and unallocated shared expenses in fiscal 2017 decreased $58 million to $582 million from $640 million in fiscal 2016 due to lower compensation costs, partially offset by higher charitable contributions.
IMPACT OF U.S. FEDERAL INCOME TAX REFORM
As discussed in Note 9 to the Consolidated Financial Statements, the Tax Act resulted in the following impacts to the Company (the amounts recorded in fiscal 2018 are provisional and will be finalized during the first quarter of fiscal 2019):

•	The Company’s federal statutory income tax rate was reduced from 35.0% to 24.5% for fiscal 2018 and to 21.0% for following years.

•
For the year ended September 29, 2018, the Company recognized a net benefit of $1.7 billion, which reflected a $2.1 billion benefit from the Deferred Remeasurement, partially offset by a charge of $0.4 billion for the Deemed Repatriation Tax.

•	Generally, there will no longer be a U.S. federal income tax cost on the repatriation of foreign earnings.

•
The Company will generally be eligible to claim an immediate deduction for investments in qualified fixed assets acquired and film and television productions that commenced after September 27, 2017 and are placed in service during fiscal 2018 through fiscal 2022. This provision phases out through fiscal 2027.

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
We are continuing to assess the impacts of these provisions to our fiscal 2019 effective income tax rate.

•
We expect a cash tax benefit similar to the reduction in the statutory rate, as well as a benefit from the immediate deduction for investments in qualified fixed assets and film and television productions.

The U.S. Treasury and other tax authorities continue to issue guidance impacting the application of the Tax Act on the Company, and accordingly, our analysis of the impact of the Tax Act is not final.
SIGNIFICANT DEVELOPMENTS
During fiscal 2018, the Company launched ESPN+ and continued the development of Disney+, which is scheduled to launch in the U.S. in late 2019. As we intend to use certain of our film and television content on the Disney+ service, in the short term we expect to forgo certain licensing revenue from the sale of this content to third parties. In addition, we anticipate an increase in programming and production investments to create exclusive content for the DTC services.
In fiscal 2018, the Company announced a strategic reorganization of its businesses into the following operating segments: the newly-formed Direct-to-Consumer and International segment; the combined Parks, Experiences and Consumer Products segment; Media Networks; and Studio Entertainment. The Company is in the process of modifying internal reporting processes and systems to accommodate the new structure and will report under the new segment structure in fiscal 2019. The chief operating decision maker received information and assessed performance during 2018 based on historic operating segments.

LIQUIDITY AND CAPITAL RESOURCES
The change in cash, cash equivalents and restricted cash is as follows:

(in millions)	2018	2017	2016
Cash provided by operations	$14,295	$12,343	$13,136
Cash used in investing activities	(5,336)	(4,111)	(5,758)
Cash used in financing activities	(8,843)	(8,959)	(7,220)
Impact of exchange rates on cash, cash equivalents and restricted cash	(25)	31	(123)
Change in cash, cash equivalents and restricted cash	$91	$(696)	$35
Operating Activities
Cash provided by operating activities for fiscal 2018 increased 16% or $2.0 billion to $14.3 billion compared to fiscal 2017 due to a decrease in tax payments resulting from the Tax Act, a decrease in pension plan contributions and higher operating cash flows at Studio Entertainment and Parks and Resorts, partially offset by lower operating cash flow at Media Networks and a payment for the rights to develop a real estate property in New York. The increase in operating cash flow at Studio Entertainment was due to higher operating cash receipts driven by an increase in revenue, partially offset by higher operating cash disbursements driven by higher marketing expenses. Parks and Resorts cash flow reflected higher operating cash receipts due to increased revenue, partially offset by higher spending on labor and other costs. Lower operating cash flow at Media Networks was due to higher television production spending.
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
Depreciation expense is as follows:

(in millions)	2018	2017	2016
Media Networks
Cable Networks	$172	$137	$147
Broadcasting	92	88	90
Total Media Networks	264	225	237
Parks and Resorts
Domestic	1,410	1,336	1,273
International	742	660	445
Total Parks and Resorts	2,152	1,996	1,718
Studio Entertainment	55	50	51
Consumer Products & Interactive Media	69	63	63
Corporate	218	252	251
Total depreciation expense	$2,758	$2,586	$2,320
Amortization of intangible assets is as follows:

(in millions)	2018	2017	2016
Media Networks	$62	$12	$18
Parks and Resorts	4	3	3
Studio Entertainment	64	65	74
Consumer Products & Interactive Media	123	116	112
Total amortization of intangible assets	$253	$196	$207

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
The Company’s film and television production and programming activity for fiscal years 2018, 2017 and 2016 are as follows:

(in millions)	2018	2017	2016
Beginning balances:
Production and programming assets	$8,759	$7,547	$7,353
Programming liabilities	(1,106)	(1,063)	(989)
	7,653	6,484	6,364
Spending:
Television program licenses and rights	7,770	7,406	6,585
Film and television production	5,590	5,319	4,632
	13,360	12,725	11,217
Amortization:
Television program licenses and rights	(7,966)	(7,595)	(6,678)
Film and television production	(4,871)	(4,055)	(4,438)
	(12,837)	(11,650)	(11,116)
Change in film and television production and programming costs	523	1,075	101
Other non-cash activity	(152)	94	19
Ending balances:
Production and programming assets	9,202	8,759	7,547
Programming liabilities	(1,178)	(1,106)	(1,063)
	$8,024	$7,653	$6,484
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for fiscal years 2018, 2017 and 2016 are as follows:

(in millions)	2018	2017	2016
Media Networks
Cable Networks	$202	$75	$86
Broadcasting	87	64	80
Parks and Resorts
Domestic	3,212	2,375	2,180
International	671	816	2,035
Studio Entertainment	96	85	86
Consumer Products & Interactive Media	18	30	53
Corporate	179	178	253
	$4,465	$3,623	$4,773
Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The increase at our domestic parks and resorts in fiscal 2018 compared to fiscal 2017 was due to spending on new attractions at Walt Disney World Resort and Disneyland

Resort, while the increase in fiscal 2017 compared to fiscal 2016 was due to spending on new attractions at Disneyland Resort. The decrease in capital expenditures at our international parks and resorts in fiscal 2018 compared to fiscal 2017 and fiscal 2017 compared to fiscal 2016 was due to lower spending at Shanghai Disney Resort and Hong Kong Disneyland Resort.
Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities. The increase at cable networks in fiscal 2018 compared to fiscal 2017 was due to spending at BAMTech.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology infrastructure and equipment.
The Company currently expects its fiscal 2019 capital expenditures will be approximately $1 billion higher than fiscal 2018 capital expenditures of $4.5 billion due to increased investments at our domestic and international parks and resorts.
Other Investing Activities
The fiscal 2018 spending of $1.6 billion on acquisitions was for the September 2017 acquisition of BAMTech. Cash provided by other investing activities of $710 million reflected $1.2 billion of cash received in connection with the sales of real estate and property rights, partially offset by contributions of $442 million to a joint venture.
The fiscal 2017 spending of $417 million on acquisitions was for the January 2017 acquisition of additional interests in BAMTech for $557 million, partially offset by $140 million of cash assumed upon the consolidation of BAMTech. Cash used in other investing activities of $71 million reflected $266 million of contributions to joint ventures and investment purchases, partially offset by $173 million of proceeds from investment dispositions.
The fiscal 2016 spending of $850 million on acquisitions was for a 15% interest in BAMTech and an 11% interest in Vice. Cash used in other investing activities of $135 million reflected $109 million of contributions to joint ventures and investment purchases and $74 million in premiums paid for foreign currency option contracts in connection with our commitment to acquire two new cruise ships.
Financing Activities
Cash used in financing activities was $8.8 billion in fiscal 2018 compared to $9.0 billion in fiscal 2017. The net use of cash in the current year was due to $3.6 billion of common stock repurchases, $2.5 billion in dividends and a net repayment of borrowings of $2.6 billion. Cash used in financing activities was comparable to fiscal 2017 as lower common stock repurchases ($3.6 billion in fiscal 2018 compared to $9.4 billion in fiscal 2017) and higher contributions from noncontrolling interest holders of $0.4 billion was essentially offset by a net repayment of borrowings in the current year compared to a net increase in borrowings in the prior year ($2.6 billion decrease in fiscal 2018 compared to $3.7 billion increase in fiscal 2017).
Cash used in financing activities was $9.0 billion in fiscal 2017 compared to $7.2 billion in fiscal 2016. The net use of cash in fiscal 2017 was due to $9.4 billion of common stock repurchases, $2.4 billion in dividends and $0.8 billion in payments to noncontrolling interest holders, partially offset by net borrowings of $3.7 billion. The increase in cash used in financing activities in fiscal 2017 compared to fiscal 2016 was due to higher common stock repurchases ($9.4 billion in fiscal 2017 compared to $7.5 billion in fiscal 2016).

During the year ended September 29, 2018, the Company’s borrowing activity was as follows:

(in millions)	September 30, 2017	Borrowings	Payments	Other Activity	September 29, 2018
Commercial paper with original maturities less than three months, net (1)	$1,151	$—	$(1,099)	$(2)	$50
Commercial paper with original maturities greater than three months	1,621	8,079	(8,748)	3	955
U.S. and European medium-term notes	19,721	—	(1,800)	21	17,942
Asia Theme Parks borrowings	1,145	—	—	—	1,145
BAMTech acquisition payable	1,581	—	(1,581)	—	—
Foreign currency denominated debt and other (2)	72	1,056	(71)	(275)	782
Total	$25,291	$9,135	$(13,299)	$(253)	$20,874

(1)	Borrowings and reductions of borrowings are reported net.

(2)	The other activity is due to market value adjustments for debt with qualifying hedges.
See Note 8 to the Consolidated Financial Statements for information regarding the Company’s bank facilities. The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
See Note 11 to the Consolidated Financial Statements for a summary of the Company’s dividends and share repurchases in fiscal 2018, 2017 and 2016.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund the cash consideration in the pending acquisition of 21CF, ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of September 29, 2018, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, Standard and Poor’s long- and short-term debt ratings for the Company were A+ and A-1, and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively. Each of Moody’s Investors Service, Standard and Poor’s and Fitch had placed the Company’s long- and short-term debt ratings on review for downgrade as a result of the pending acquisition of 21CF. On October 8, 2018, Moody’s Investor Service affirmed the Company’s long- and short-term debt ratings of A2 and P-1, respectively, following its review of the impact of the acquisition. The Company currently expects Standard and Poor’s and Fitch to finalize its review of the Company’s debt ratings upon closing of the acquisition and one or more of the agencies may downgrade our long and short-term debt ratings. Should a downgrade occur, we do not anticipate that it would impact our ability to fund ongoing operating requirements and future capital expenditures. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on September 29, 2018, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
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
The following table summarizes our significant contractual obligations and commitments on an undiscounted basis at September 29, 2018 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings based on their contractual maturities.

Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements, as referenced in the table:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Borrowings (Note 8)(1)	$28,240	$4,412	$6,095	$3,803	$13,930
Operating lease commitments (Note 14)	3,584	681	1,041	642	1,220
Capital lease obligations (Note 14)	540	24	40	34	442
Sports programming commitments (Note 14)	42,536	6,835	14,216	9,291	12,194
Broadcast programming commitments (Note 14)	2,077	505	536	389	647
Total sports and other broadcast programming commitments	44,613	7,340	14,752	9,680	12,841
Other(2)	7,294	1,793	1,837	1,996	1,668
Total contractual obligations(3)	$84,271	$14,250	$23,765	$16,155	$30,101

(1)
Excludes market value adjustments, which reduce recorded borrowings by $304 million. Includes interest payments based on contractual terms for fixed rate debt and on current interest rates for variable rate debt. In 2023, the Company has the ability to call a debt instrument prior to its scheduled maturity, which if exercised by the Company would reduce future interest payments by $1.0 billion.

(2)
Other commitments primarily comprise contracts for the construction of three new cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives.

(3)	Contractual commitments include the following:

Liabilities recorded on the balance sheet	$21,991
Commitments not recorded on the balance sheet	62,280
$84,271
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
The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. The guideline for setting this rate is a high-quality long-term corporate bond rate. We increased our discount rate to 4.31% at the end of fiscal 2018 from 3.88% at the end of fiscal 2017 to reflect market interest rate conditions at our fiscal 2018 year end measurement date. The Company’s discount rate was determined by considering yield curves constructed of a large population of high-quality corporate bonds and reflects the matching of plans’ liability cash flows to the yield curves. A one percentage point decrease in the assumed discount rate would increase total benefit expense for fiscal 2019 by approximately $241 million and would increase the projected benefit obligation at September 29, 2018 by approximately $2.7 billion. A one percentage point increase in the assumed discount rate would decrease total benefit expense and the projected benefit obligation by approximately $229 million and $2.3 billion, respectively.
To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation as well as historical and expected returns on each plan asset class. Our expected return on plan assets is 7.50%. A lower expected rate of return on pension plan assets will increase pension expense, while a higher expected rate of return on pension plan assets will decrease pension expense. A one percentage point change in the long-term asset return assumption would impact fiscal 2019 annual benefit expense by approximately $135 million.
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
The Company tested its goodwill and other indefinite-lived intangible assets, long-lived assets and investments for impairment and recorded non-cash impairment charges of $210 million, $22 million and $7 million in fiscal years 2018, 2017 and 2016, respectively. The fiscal 2018 impairment charges were recorded in “Equity in the income (loss) of investees, net” in the Consolidated Statements of Income. The fiscal 2017 and 2016 impairment charges were recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income.
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
Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow in order to allow management to focus on core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of its existing foreign currency assets, liabilities, commitments and forecasted foreign currency revenues and expenses. The Company utilizes option strategies and forward contracts that provide for the purchase or sale of foreign currencies to hedge probable, but not firmly committed, transactions. The Company also uses forward and option contracts to hedge foreign currency assets and liabilities. The principal foreign currencies hedged are the euro, Japanese yen, British pound, Chinese yuan and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings to U.S. dollar denominated borrowings. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures generally for periods not to exceed four years. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related exposures. The economic or political conditions in a country could reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.
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
VAR on a combined basis decreased to $44 million at September 29, 2018 from $92 million at September 30, 2017 driven by a reduction in unhedged fixed-rate borrowings, lower interest rate volatility of our debt, and a reduction in the net notional value of our foreign exchange derivative contracts.

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

Fiscal Year 2018	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Equity Sensitive Financial Instruments	Commodity Sensitive Financial Instruments	Combined Portfolio
Year end fiscal 2018 VAR	$32	$32	$1	$1	$44
Average VAR	49	35	2	1	64
Highest VAR	64	46	2	1	77
Lowest VAR	32	30	1	1	44
Year end fiscal 2017 VAR	57	47	2	1	92
The VAR for Hong Kong Disneyland Resort and Shanghai Disney Resort is immaterial as of September 29, 2018 and accordingly has been excluded from the above table.
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
Based on their evaluation as of September 29, 2018, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth on page 60 is incorporated herein by reference.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended September 29, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees,” “Governing Documents,” “Director Selection Process” and “Election of Directors” in the Company’s Proxy Statement for the 2019 annual meeting of Shareholders is hereby incorporated by reference.
Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).
ITEM 11. Executive Compensation
Information appearing under the captions “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Tables” in the 2019 Proxy Statement (other than the “Compensation Committee Report,” which is deemed furnished herein by reference) is hereby incorporated by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information appearing under the caption “Equity Compensation Plans” in the 2019 Proxy Statement is hereby incorporated by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and information regarding director independence appearing under the caption “Director Independence” in the 2019 Proxy Statement is hereby incorporated by reference.
ITEM 14. Principal Accounting Fees and Services
Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2019 Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements and Schedules
See Index to Financial Statements and Supplemental Data on page 59.

(2)	Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
2.1
Amended and Restated Agreement and Plan of Merger, dated as of June 20, 2018, among Twenty-First Century Fox, Inc., The Walt Disney Company, TWDC Holdco 613 Corp., WDC Merger Enterprises I, Inc., and WDC Merger Enterprises II, Inc.
Exhibit 2.1 to the Current Report on Form 8-K of the Company filed June 21, 2018
3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Form 10-K of the Company for the fiscal year ended October 1, 2016
3.2	Certificate of Designation of Series B Convertible Preferred Stock of The Walt Disney Company, as filed with the Secretary of State of the State of Delaware on March 8, 2018	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed March 9, 2018
3.3	Bylaws of the Company	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed December 14, 2017
4.1	Five-Year Credit Agreement dated as of March 9, 2018	Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed March 9, 2018
4.2	Five-Year Credit Agreement dated as of March 11, 2016	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 14, 2016
4.3	364 Day Credit Agreement dated as of March 9, 2018	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 9, 2018
4.4	Senior Debt Securities Indenture, dated as of September 24, 2001, between the Company and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed September 24, 2001
4.5	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request
10.1	Amended and Restated Voting Agreement, dated as of June 20, 2018, among The Walt Disney Company, Murdoch Family Trust, and Cruden Financial Services LLC	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed June 21, 2018
10.2	Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Form 10-K of the Company for the fiscal year ended October 1, 2011
10.3	Amendment dated July 1, 2013 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed July 1, 2013
10.4	Amendment dated October 2, 2014 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed October 3, 2014
10.5	Amendment dated March 22, 2017 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 23, 2017
10.6	Amendment dated December 13, 2017 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed December 14, 2017
10.7	Employment Agreement, dated as of September 27, 2013 between the Company and Alan N. Braverman	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed October 2, 2013

	Exhibit	Location
10.8	Amendment dated February 4, 2015 to the Employment Agreement dated as of September 27, 2013 between the Company and Alan N. Braverman	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed February 5, 2015
10.9	Amendment dated August 15, 2017 to the Employment Agreement dated as of September 27, 2013 between the Company and Alan N. Braverman	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed August 17, 2017
10.10	Employment Agreement dated as of March 14, 2018 between the Company and Kevin A. Mayer	Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended March 31, 2018
10.11	Amendment dated August 15, 2017 to the Employment Agreement dated as of July 1, 2015 between the Company and Kevin A. Mayer	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed August 17, 2017
10.12	Employment Agreement dated August 15, 2017 and effective between the Company and Jayne Parker	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed August 17, 2017
10.13	Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed June 30, 2015
10.14	Amendment dated August 15, 2017 to the Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed August 17, 2017
10.15	Voluntary Non-Qualified Deferred Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 23, 2014
10.16	Description of Directors Compensation	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended June 30, 2018
10.17	Form of Indemnification Agreement for certain officers and directors	Annex C to the Proxy Statement for the 1987 annual meeting of DEI
10.18	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995
10.19	Amended and Restated 2002 Executive Performance Plan	Annex A to the Proxy Statement for the 2013 Annual Meeting of the Registrant
10.20	Management Incentive Bonus Program
The portions of the tables labeled “Performance based Bonus” in the sections of the Proxy Statement for the 2017 annual meeting of the Company titled “2016 Total Direct Compensation” and “Compensation Process” and the section of the Proxy Statement titled “Performance Goals”

10.21	Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of the Company
10.22	Amended and Restated The Walt Disney Company/Pixar 2004 Equity Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 1, 2006
10.23	Amended and Restated 2011 Stock Incentive Plan	Exhibit 10.1 to the Form 8-K of the Company filed March 16, 2012
10.24	Disney Key Employees Retirement Savings Plan	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended July 2, 2011
10.25
Amendments dated April 30, 2015 to the Amended and Restated The Walt Disney Productions and Associated Companies Key Employees Deferred Compensation and Retirement Plan, Amended and Restated Benefit Equalization Plan of ABC, Inc. and Disney Key Employees Retirement Savings Plan
Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended March 28, 2015
10.26	Group Personal Excess Liability Insurance Plan	Exhibit 10(x) to the Form 10-K of the Company for the period ended September 30, 1997
10.27	Amended and Restated Severance Pay Plan	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended December 27, 2008
10.28	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting)	Exhibit 10(aa) to the Form 10-K of the Company for the period ended September 30, 2004
10.29	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement)	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended April 2, 2011

	Exhibit	Location
10.30	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/EPS Growth Tests/ Section 162(m) Vesting Requirement)	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 11, 2013
10.31	Form of Non-Qualified Stock Option Award Agreement	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.32	Performance-Based Stock Unit Award (Four-Year Vesting subject to Total Shareholder Return Test/Section 162(m) Vesting Requirements) for Robert A. Iger dated as of December 13, 2017	Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended December 30, 2017
10.33	Performance-Based Stock Unit Award (Section 162(m) Vesting Requirement) for Robert A. Iger dated as of December 13, 2017	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended December 30, 2017
10.34	Disney Savings and Investment Plan as Amended and Restated Effective January 1, 2015	Exhibit 10.30 to the Form 10-K of the Company for the fiscal year ended September 30, 2017
10.35	First Amendment dated December 19, 2016 to the Disney Savings and Investment Plan as amended and restated effective January 1, 2015	Exhibit 10.31 to the Form 10-K of the Company for the fiscal year ended September 30, 2017
10.36	Second Amendment dated December 3, 2012 to the Disney Savings and Investment Plan	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended December 29, 2012
10.37	Third Amendment dated December 18, 2014 to the Disney Savings and Investment Plan	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended March 28, 2015
10.38	Fourth Amendment dated April 30, 2015 to the Disney Savings and Investment Plan	Exhibit 10.5 to the Form 10-Q of the Company for the quarter ended March 28, 2015
21	Subsidiaries of the Company	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended September 29, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes
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

THE WALT DISNEY COMPANY
(Registrant)
Date:	November 21, 2018	By:	/s/ ROBERT A. IGER
(Robert A. Iger,
Chairman and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ ROBERT A. IGER	Chairman and Chief Executive Officer	November 21, 2018
(Robert A. Iger)

Principal Financial and Accounting Officers
/s/ CHRISTINE M. MCCARTHY	Senior Executive Vice President and Chief Financial Officer	November 21, 2018
(Christine M. McCarthy)

/s/ BRENT A. WOODFORD	Executive Vice President-Controllership, Financial Planning and Tax	November 21, 2018
(Brent A. Woodford)

Directors
/s/ SUSAN E. ARNOLD	Director	November 21, 2018
(Susan E. Arnold)

/s/ MARY T. BARRA	Director	November 21, 2018
(Mary T. Barra)

/s/ SAFRA A. CATZ	Director	November 21, 2018
(Safra A. Catz)

/s/ JOHN S. CHEN	Director	November 21, 2018
(John S. Chen)

/s/ FRANCIS A. DESOUZA	Director	November 21, 2018
(Francis A. deSouza)

/s/ MICHAEL FROMAN	Director	November 21, 2018
(Michael Froman)

/s/ ROBERT A. IGER	Chairman of the Board and Director	November 21, 2018
(Robert A. Iger)

/s/ MARIA ELENA LAGOMASINO	Director	November 21, 2018
(Maria Elena Lagomasino)

/s/ FRED H. LANGHAMMER	Director	November 21, 2018
(Fred H. Langhammer)

/s/ AYLWIN B. LEWIS	Director	November 21, 2018
(Aylwin B. Lewis)

/s/ MARK G. PARKER	Director	November 21, 2018
(Mark G. Parker)

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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 29, 2018.
The effectiveness of our internal control over financial reporting as of September 29, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The Walt Disney Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Walt Disney Company and its subsidiaries (the Company) as of September 29, 2018 and September 30, 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 29, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 29, 2018 and September 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
November 21, 2018
We have served as the Company’s auditor since 1938.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	2018	2017	2016
Revenues:
Services	$50,869	$46,843	$47,130
Products	8,565	8,294	8,502
Total revenues	59,434	55,137	55,632
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(27,528)	(25,320)	(24,653)
Cost of products (exclusive of depreciation and amortization)	(5,198)	(4,986)	(5,340)
Selling, general, administrative and other	(8,860)	(8,176)	(8,754)
Depreciation and amortization	(3,011)	(2,782)	(2,527)
Total costs and expenses	(44,597)	(41,264)	(41,274)
Restructuring and impairment charges	(33)	(98)	(156)
Other income, net	601	78	—
Interest expense, net	(574)	(385)	(260)
Equity in the income (loss) of investees, net	(102)	320	926
Income before income taxes	14,729	13,788	14,868
Income taxes	(1,663)	(4,422)	(5,078)
Net income	13,066	9,366	9,790
Less: Net income attributable to noncontrolling interests	(468)	(386)	(399)
Net income attributable to The Walt Disney Company (Disney)	$12,598	$8,980	$9,391

Earnings per share attributable to Disney:
Diluted	$8.36	$5.69	$5.73
Basic	$8.40	$5.73	$5.76

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,507	1,578	1,639
Basic	1,499	1,568	1,629

Dividends declared per share	$1.68	$1.56	$1.42
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2018	2017	2016
Net Income	$13,066	$9,366	$9,790
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	7	(18)	13
Market value adjustments for hedges	207	(37)	(359)
Pension and postretirement medical plan adjustments	434	584	(1,154)
Foreign currency translation and other	(289)	(103)	(156)
Other comprehensive income/(loss)	359	426	(1,656)
Comprehensive income	13,425	9,792	8,134
Net income attributable to noncontrolling interests, including redeemable noncontrolling interests	(468)	(386)	(399)
Other comprehensive loss attributable to noncontrolling interests	72	25	98
Comprehensive income attributable to Disney	$13,029	$9,431	$7,833
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 29, 2018	September 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$4,150	$4,017
Receivables	9,334	8,633
Inventories	1,392	1,373
Television costs and advances	1,314	1,278
Other current assets	635	588
Total current assets	16,825	15,889
Film and television costs	7,888	7,481
Investments	2,899	3,202
Parks, resorts and other property
Attractions, buildings and equipment	55,238	54,043
Accumulated depreciation	(30,764)	(29,037)
	24,474	25,006
Projects in progress	3,942	2,145
Land	1,124	1,255
	29,540	28,406
Intangible assets, net	6,812	6,995
Goodwill	31,269	31,426
Other assets	3,365	2,390
Total assets	$98,598	$95,789
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$9,479	$8,855
Current portion of borrowings	3,790	6,172
Deferred revenue and other	4,591	4,568
Total current liabilities	17,860	19,595
Borrowings	17,084	19,119
Deferred income taxes	3,109	4,480
Other long-term liabilities	6,590	6,443
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	1,123	1,148
Equity
Preferred stock	—	—
Common stock, $.01 par value, Authorized – 4.6 billion shares, Issued – 2.9 billion shares	36,779	36,248
Retained earnings	82,679	72,606
Accumulated other comprehensive loss	(3,097)	(3,528)
	116,361	105,326
Treasury stock, at cost, 1.4 billion shares	(67,588)	(64,011)
Total Disney Shareholders’ equity	48,773	41,315
Noncontrolling interests	4,059	3,689
Total equity	52,832	45,004
Total liabilities and equity	$98,598	$95,789
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2018	2017	2016
OPERATING ACTIVITIES
Net income	$13,066	$9,366	$9,790
Depreciation and amortization	3,011	2,782	2,527
Gains on acquisitions and dispositions	(560)	(289)	(26)
Deferred income taxes	(1,573)	334	1,214
Equity in the (income) loss of investees	102	(320)	(926)
Cash distributions received from equity investees	775	788	799
Net change in film and television costs and advances	(523)	(1,075)	(101)
Equity-based compensation	393	364	393
Other	441	503	674
Changes in operating assets and liabilities:
Receivables	(720)	107	(393)
Inventories	(17)	(5)	186
Other assets	(927)	(52)	(443)
Accounts payable and other accrued liabilities	235	(368)	40
Income taxes	592	208	(598)
Cash provided by operations	14,295	12,343	13,136

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(4,465)	(3,623)	(4,773)
Acquisitions	(1,581)	(417)	(850)
Other	710	(71)	(135)
Cash used in investing activities	(5,336)	(4,111)	(5,758)

FINANCING ACTIVITIES
Commercial paper borrowings/(payments), net	(1,768)	1,247	(920)
Borrowings	1,056	4,820	6,065
Reduction of borrowings	(1,871)	(2,364)	(2,205)
Dividends	(2,515)	(2,445)	(2,313)
Repurchases of common stock	(3,577)	(9,368)	(7,499)
Proceeds from exercise of stock options	210	276	259
Contributions from noncontrolling interest holders	399	17	—
Other	(777)	(1,142)	(607)
Cash used in financing activities	(8,843)	(8,959)	(7,220)

Impact of exchange rates on cash, cash equivalents and restricted cash	(25)	31	(123)

Change in cash, cash equivalents and restricted cash	91	(696)	35
Cash, cash equivalents and restricted cash, beginning of year	4,064	4,760	4,725
Cash, cash equivalents and restricted cash, end of year	$4,155	$4,064	$4,760

Supplemental disclosure of cash flow information:
Interest paid	$631	$466	$395
Income taxes paid	$2,503	$3,801	$4,133
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests (1)	Total Equity
Balance at October 3, 2015	1,661	$35,122	$59,028	$(2,421)	$(47,204)	$44,525	$4,130	$48,655
Comprehensive income	—	—	9,391	(1,558)	—	7,833	301	8,134
Equity compensation activity	10	726	—	—	—	726	—	726
Common stock repurchases	(74)	—	—	—	(7,499)	(7,499)	—	(7,499)
Dividends	—	15	(2,328)	—	—	(2,313)	—	(2,313)
Distributions and other	—	(4)	(3)	—	—	(7)	(373)	(380)
Balance at October 1, 2016	1,597	$35,859	$66,088	$(3,979)	$(54,703)	$43,265	$4,058	$47,323
Comprehensive income	—	—	8,980	451	—	9,431	361	9,792
Equity compensation activity	8	529	—	—	—	529	—	529
Common stock repurchases	(89)	—	—	—	(9,368)	(9,368)	—	(9,368)
Dividends	—	13	(2,458)	—	—	(2,445)	—	(2,445)
Contributions	—	—	—	—	—	—	17	17
Distributions and other	1	(153)	(4)	—	60	(97)	(747)	(844)
Balance at September 30, 2017	1,517	$36,248	$72,606	$(3,528)	$(64,011)	$41,315	$3,689	$45,004
Comprehensive income	—	—	12,598	431	—	13,029	425	13,454
Equity compensation activity	6	518	—	—	—	518	—	518
Common stock repurchases	(35)	—	—	—	(3,577)	(3,577)	—	(3,577)
Dividends	—	14	(2,529)	—	—	(2,515)	—	(2,515)
Contributions	—	—	—	—	—	—	488	488
Distributions and other	—	(1)	4	—	—	3	(543)	(540)
Balance at September 29, 2018	1,488	$36,779	$82,679	$(3,097)	$(67,588)	$48,773	$4,059	$52,832
(1)     Excludes redeemable noncontrolling interest
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1	Description of the Business and Segment Information
The Walt Disney Company, together with the subsidiaries through which businesses are conducted (the Company), is a diversified worldwide entertainment company with operations in the following business segments: Media Networks, Parks and Resorts, Studio Entertainment, and Consumer Products & Interactive Media. During fiscal 2018, the Company announced a strategic reorganization of its businesses into the following operating segments: the newly-formed Direct-to-Consumer and International segment; the combined Parks, Experiences and Consumer Products segment; Media Networks; and Studio Entertainment. The Company is in the process of modifying internal reporting processes and systems to accommodate the new structure and will report under the new segment structure in fiscal 2019. The chief operating decision maker, who is our Chief Executive Officer, received information and assessed performance during 2018 based on the historic operating segments.
DESCRIPTION OF THE BUSINESS
Media Networks
The Company operates cable programming businesses branded ESPN, Disney and Freeform, broadcast businesses, which include the ABC TV Network and eight owned television stations, and radio businesses. The ABC TV network has affiliated stations providing coverage to consumers throughout the U.S. The Company also produces original live-action and animated television programming, which may be sold in network, first-run syndication and other television markets worldwide, to subscription video-on-demand services and in home entertainment formats (such as DVD, Blu-ray and electric home video license). In April 2018, the Company launched ESPN+, a direct-to-consumer streaming service providing multi-sports content. The Company has interests in media businesses that are accounted for under the equity method including A+E Television Networks LLC (A+E), CTV Specialty Television, Inc. (CTV), Hulu LLC (Hulu), Seven TV and Vice Group Holding, Inc. (Vice). Our Media Networks businesses also operate branded internet sites and apps.
Parks and Resorts
The Company owns and operates the Walt Disney World Resort in Florida and the Disneyland Resort in California. The Walt Disney World Resort includes four theme parks (the Magic Kingdom, Epcot, Disney’s Hollywood Studios and Disney’s Animal Kingdom); 18 resort hotels; vacation club properties; a retail, dining and entertainment complex (Disney Springs); a sports complex; conference centers; campgrounds; water parks; and other recreational facilities. The Disneyland Resort includes two theme parks (Disneyland and Disney California Adventure), three resort hotels and a retail, dining and entertainment complex (Downtown Disney). Internationally, the Company owns and operates Disneyland Paris, which includes two theme parks (Disneyland Park and Walt Disney Studios Park); seven themed resort hotels; two convention centers; a shopping, dining and entertainment complex (Disney Village); a 27-hole golf facility; and a 50% interest in Villages Nature, a European eco-tourism resort. The Company manages and has a 47% ownership interest in Hong Kong Disneyland Resort, which includes one theme park and three themed resort hotels. The Company has a 43% ownership interest in Shanghai Disney Resort, which includes one theme park; two themed resort hotels; a retail, dining and entertainment complex (Disneytown); and an outdoor recreational area. The Company also has a 70% ownership interest in the management company of Shanghai Disney Resort. The Company earns royalties on revenues generated by the Tokyo Disney Resort, which includes two theme parks (Tokyo Disneyland and Tokyo DisneySea) and four Disney-branded hotels and is owned and operated by an unrelated Japanese corporation. The Company manages and markets vacation club ownership interests through the Disney Vacation Club; operates the Disney Cruise Line; the Adventures by Disney guided group vacations business; and Aulani, a hotel and vacation club resort in Hawaii. The Company’s Walt Disney Imagineering unit designs and develops theme park concepts and attractions as well as resort properties.
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
Consumer Products & Interactive Media
The Company licenses its trade names, characters and visual and literary properties to various manufacturers, game developers, publishers and retailers throughout the world. We also develop and publish mobile games. The Company’s operations include retail, wholesale and online distribution of products. We operate The Disney Store in North America,

Western Europe, Japan and China. The Company publishes entertainment and educational books and magazines and comic books for children and families and operates English language learning centers in China. In addition, the segment’s operations include website management and design, primarily for other Company businesses. We develop and distribute online video content and provide online marketing services through Disney Digital Network.
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
Equity in the income of investees included in segment operating income is as follows:

	2018	2017	2016
Media Networks	$131	$344	$597
Parks and Resorts	(23)	(25)	(3)
Consumer Products & Interactive Media	—	1	—
Equity in the income of investees included in segment operating income	108	320	594
Impairment of equity investments:
Vice	(157)	—	—
Villages Nature	(53)	—	—
Vice Gain	—	—	332
Equity in the income (loss) of investees, net	$(102)	$320	$926
During fiscal 2018, the Company recorded impairments of Vice and Villages Nature equity method investments. During fiscal 2016, the Company recognized its share of a net gain recorded by A+E, a joint venture owned 50% by the Company, in connection with A+E’s acquisition of an interest in Vice (Vice Gain). These items were recorded in “Equity in the income (loss) of investees, net” in the Consolidated Statement of Income but were not included in segment operating income.
The following segment results include allocations of certain costs, including information technology, pension, legal and other shared services costs, which are allocated based on metrics designed to correlate with consumption. These allocations are agreed-upon amounts between the businesses and may differ from amounts that would be negotiated in arm’s length transactions. In addition, all significant intersegment transactions have been eliminated except that Studio Entertainment revenues and operating income include an allocation of Consumer Products & Interactive Media revenues, which is meant to reflect royalties on revenue generated by Consumer Products & Interactive Media on merchandise based on intellectual property from Studio Entertainment films.

	2018	2017	2016
Revenues
Media Networks	$24,500	$23,510	$23,689
Parks and Resorts	20,296	18,415	16,974
Studio Entertainment
Third parties	9,431	7,887	8,701
Intersegment	556	492	740
	9,987	8,379	9,441
Consumer Products & Interactive Media
Third parties	5,207	5,325	6,268
Intersegment	(556)	(492)	(740)
	4,651	4,833	5,528

Total consolidated revenues	$59,434	$55,137	$55,632
Segment operating income
Media Networks	$6,625	$6,902	$7,755
Parks and Resorts	4,469	3,774	3,298
Studio Entertainment	2,980	2,355	2,703
Consumer Products & Interactive Media	1,632	1,744	1,965
Total segment operating income	$15,706	$14,775	$15,721
Reconciliation of segment operating income to income before income taxes
Segment operating income	$15,706	$14,775	$15,721
Corporate and unallocated shared expenses	(761)	(582)	(640)
Restructuring and impairment charges	(33)	(98)	(156)
Other income, net	601	78	—
Interest expense, net	(574)	(385)	(260)
Vice Gain	—	—	332
Infinity Charge(1)	—	—	(129)
Impairment of equity investments	(210)	—	—
Income before income taxes	$14,729	$13,788	$14,868
Capital expenditures
Media Networks
Cable Networks	$202	$75	$86
Broadcasting	87	64	80
Parks and Resorts
Domestic	3,212	2,375	2,180
International	671	816	2,035
Studio Entertainment	96	85	86
Consumer Products & Interactive Media	18	30	53
Corporate	179	178	253
Total capital expenditures	$4,465	$3,623	$4,773

	2018	2017	2016
Depreciation expense
Media Networks	$264	$225	$237
Parks and Resorts
Domestic	1,410	1,336	1,273
International	742	660	445
Studio Entertainment	55	50	51
Consumer Products & Interactive Media	69	63	63
Corporate	218	252	251
Total depreciation expense	$2,758	$2,586	$2,320
Amortization of intangible assets
Media Networks	$62	$12	$18
Parks and Resorts	4	3	3
Studio Entertainment	64	65	74
Consumer Products & Interactive Media	123	116	112
Total amortization of intangible assets	$253	$196	$207
Identifiable assets(2)
Media Networks	$35,899	$32,475
Parks and Resorts	30,670	29,492
Studio Entertainment	17,154	16,307
Consumer Products & Interactive Media	8,793	8,996
Corporate(3)	6,082	4,919
Unallocated Goodwill(4)	—	3,600
Total consolidated assets	$98,598	$95,789
Supplemental revenue data
Affiliate fees	$13,279	$12,659	$12,259
Advertising	7,904	8,237	8,649
Retail merchandise, food and beverage	6,923	6,433	6,116
Theme park admissions	7,183	6,502	5,900
Revenues
United States and Canada	$45,038	$41,881	$42,616
Europe	7,026	6,541	6,714
Asia Pacific	5,531	5,075	4,582
Latin America and Other	1,839	1,640	1,720
	$59,434	$55,137	$55,632
Segment operating income
United States and Canada	$11,413	$10,962	$12,139
Europe	1,922	1,812	1,815
Asia Pacific	1,869	1,626	1,324
Latin America and Other	502	375	443
	$15,706	$14,775	$15,721

	2018	2017
Long-lived assets(5)
United States and Canada	$65,245	$61,215
Europe	6,275	8,208
Asia Pacific	7,775	8,196
Latin America and Other	131	155
	$79,426	$77,774

(1)
In fiscal 2016, the Company discontinued its Infinity console game business, which is reported in the Consumer Products & Interactive Media segment, and recorded a charge (Infinity Charge) primarily to write down inventory. The charge also included severance and other asset impairments. The charge was reported in “Cost of products” in the Consolidated Statement of Income.

(2)	Identifiable assets include amounts associated with equity method investments, goodwill and intangible assets. Equity method investments by segment are as follows:

	2018	2017
Media Networks	$2,750	$2,998
Parks and Resorts	1	70
Studio Entertainment	1	1
Consumer Products & Interactive Media	—	—
Corporate	16	18
	$2,768	$3,087
Goodwill and intangible assets by segment are as follows:

	2018	2017
Media Networks	$21,417	$18,346
Parks and Resorts	388	391
Studio Entertainment	8,644	8,360
Consumer Products & Interactive Media	7,502	7,594
Corporate	130	130
Unallocated Goodwill	—	3,600
	$38,081	$38,421

(3)	Primarily fixed assets and cash and cash equivalents.

(4)	Unallocated Goodwill relates to the BAMTech acquisition (see Note 3 for further discussion of the transaction).

(5)	Long-lived assets are total assets less the following: current assets, long-term receivables, deferred taxes, financial investments and derivatives.

2	Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of The Walt Disney Company and its majority-owned or controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
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
Reporting Period
The Company’s fiscal year ends on the Saturday closest to September 30 and consists of fifty-two weeks with the exception that approximately every six years, we have a fifty-three week year. When a fifty-three week year occurs, the Company reports the additional week in the fourth quarter. Fiscal 2018, 2017 and 2016 were fifty-two week years.
Reclassifications
Certain reclassifications have been made in the fiscal 2017 and fiscal 2016 financial statements and notes to conform to the fiscal 2018 presentation.
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
Significant service revenues include:

•	Affiliate fees

•	Advertising revenues

•	Revenue from the licensing and distribution of film and television properties

•	Admissions to our theme parks, charges for room nights at hotels and sales of cruise vacation packages

•	Licensing of intellectual property for use on consumer merchandise, published materials and in multi-platform games
Significant operating costs related to the sale of services include:

•	Amortization of programming and production costs and participations and residuals costs

•	Distribution costs

•	Operating labor

•	Facilities and infrastructure costs
Significant tangible product revenues include:

•	The sale of food, beverage and merchandise at our retail locations

•	The sale of DVDs and Blu-ray discs

•	The sale of books, comic books and magazines
Significant operating costs related to the sale of tangible products include:

•	Costs of goods sold

•	Amortization of programming and production costs and participations and residuals costs

•	Distribution costs

•	Operating labor

•	Retail occupancy costs
Revenue Recognition
Television advertising revenues are recognized when commercials are aired. Affiliate fee revenue is recognized as services are provided based on per subscriber rates set out in agreements with Multi-channel Video Programming Distributors (MVPD) and the number of MVPD subscribers.
Revenues from theme park ticket sales are recognized when the tickets are used. Revenues from annual pass sales are recognized ratably over the period for which the pass is available for use.

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
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense for fiscal years 2018, 2017 and 2016 was $2.8 billion, $2.6 billion and $2.9 billion, respectively.
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

	September 29, 2018	September 30, 2017	October 1, 2016
Cash and cash equivalents	$4,150	$4,017	$4,610
Restricted cash included in:
Other current assets	1	26	96
Other assets	4	21	54
Total cash, cash equivalents and restricted cash in the statement of cash flows	$4,155	$4,064	$4,760
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
Film and Television Costs
Film and television costs include capitalizable production costs, production overhead, interest, development costs and acquired programming costs and are stated at the lower of cost, less accumulated amortization, or fair value. Acquired programming costs for the Company’s cable and broadcast television networks are stated at the lower of cost, less accumulated amortization, or net realizable value. Acquired television broadcast program licenses and rights are recorded when the license period begins and the program is available for use. Marketing, distribution and general and administrative costs are expensed as incurred.
Film and television production, participation and residual costs are expensed over the applicable product life cycle based upon the ratio of the current period’s revenues to estimated remaining total revenues (Ultimate Revenues) for each production. For film productions, Ultimate Revenues include revenues from all sources that will be earned within ten years from the date of the initial theatrical release. For television series, Ultimate Revenues include revenues that will be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later. For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition. Costs of film and television productions are subject to regular recoverability assessments, which compare the estimated fair values with the unamortized costs. The Company bases these fair value measurements on the Company’s assumptions about how market participants would price the assets at the balance sheet date, which may be different than the amounts ultimately realized in future periods. The amount by which the unamortized costs of film and television productions exceed their estimated fair values is written off. Film development costs for projects that have been abandoned are written off. Projects that have not been set for production within three years are also written off unless management has committed to a plan to proceed with the project and is actively working on and funding the project.
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
Internal-Use Software Costs
The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project and it is probable that the project will be completed and the software will be used for the function intended. As of September 29, 2018 and September 30, 2017, capitalized software costs, net of accumulated depreciation, totaled $659 million and $710 million, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, ranging from 2-10 years.
Software Product Development Costs
Software product development costs incurred prior to reaching technological feasibility are expensed. We have determined that technological feasibility of our video game software is generally not established until substantially all product development is complete.
Parks, Resorts and Other Property
Parks, resorts and other property are carried at historical cost. Depreciation is computed on the straight-line method, generally over estimated useful lives as follows:

Attractions, buildings and improvements	20 – 40 years
Furniture, fixtures and equipment	3 – 25 years
Land improvements	20 – 40 years
Leasehold improvements	Life of lease or asset life if less
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

The Company tested its goodwill and other indefinite-lived intangible assets, long-lived assets and investments for impairment and recorded non-cash impairment charges of $210 million, $22 million and $7 million in fiscal years 2018, 2017 and 2016, respectively. The fiscal 2018 impairment charges related to equity investments and were recorded in “Equity in the income (loss) of investees, net” in the Consolidated Statements of Income. The fiscal 2017 and 2016 impairment charges were recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income.
The Company expects its aggregate annual amortization expense for existing amortizable intangible assets for fiscal years 2019 through 2023 to be as follows:

2019	$258
2020	233
2021	230
2022	228
2023	202
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
A reconciliation of the weighted average number of common and common equivalent shares outstanding and the number of Awards excluded from the diluted earnings per share calculation, as they were anti-dilutive, are as follows:

	2018	2017	2016
Weighted average number of common and common equivalent shares outstanding (basic)	1,499	1,568	1,629
Weighted average dilutive impact of Awards	8	10	10
Weighted average number of common and common equivalent shares outstanding (diluted)	1,507	1,578	1,639
Awards excluded from diluted earnings per share	12	10	6

3	Acquisitions
Twenty-First Century Fox
On December 14, 2017, the Company and Twenty-First Century Fox, Inc. (“21CF”) announced a definitive agreement (the “Original Merger Agreement”) for the Company to acquire 21CF.
On June 20, 2018, the Company, TWDC Holdco 613 Corp (“New Disney”), a direct wholly owned subsidiary of the Company, and 21CF entered into an Amended and Restated Agreement and Plan of Merger (“Amended Merger Agreement”) for New Disney to acquire 21CF. The Amended Merger Agreement amends and restates in its entirety the Original Merger Agreement.
Prior to the acquisition, 21CF will transfer a portfolio of its news, sports and broadcast businesses, including the Fox News Channel, Fox Business Network, Fox Broadcasting Company, Fox Sports, Fox Television Stations Group, FS1, FS2, Fox Deportes, Big Ten Network and certain other assets and liabilities into a newly formed subsidiary (“New Fox”) (the “New Fox Separation”) and distribute all of the issued and outstanding common stock of New Fox to shareholders of 21CF (other than holders that are subsidiaries of 21CF) on a pro rata basis (the “New Fox Distribution”). Prior to the New Fox Distribution, New Fox will pay 21CF a dividend in the amount of $8.5 billion. As the New Fox Separation and the New Fox Distribution will be taxable to 21CF at the corporate level, the dividend is intended to fund the taxes resulting from the New Fox Separation and New Fox Distribution and certain other transactions contemplated by the Amended Merger Agreement (the “Transaction Tax”). On October 3, 2018, 21CF entered into an agreement to sell its existing 39% interest in Sky plc (“Sky”) to Comcast at a price of £17.28 per each Sky share for a total sales price of approximately £11.6 billion ($15.1 billion). 21CF will retain all assets and liabilities not transferred to New Fox, which will include the 21CF film and television studios, certain cable networks (including FX and Nat Geo), 21CF’s international television businesses and the proceeds from the sale of its interest in Sky.
Following the New Fox Separation and the New Fox Distribution, WDC Merger Enterprises I, Inc., a wholly owned subsidiary of New Disney will be merged with and into the Company, with the Company continuing as the surviving corporation (the “Disney Merger”), and WDC Merger Enterprises II, Inc., a wholly owned subsidiary of New Disney, will be merged with and into 21CF, with 21CF continuing as the surviving corporation (the “21CF Merger and together with the Disney Merger, the “Mergers”). As a result of the Mergers, the Company and 21CF will become direct wholly owned subsidiaries of New Disney, which will be renamed “The Walt Disney Company” concurrently with the Mergers. Each share of Disney stock issued and outstanding immediately prior to the Disney Merger will be converted into one share of New Disney stock of the same class.
The Boards of Directors of the Company and 21CF have approved the transaction. On July 27, 2018, the Amended Merger Agreement was adopted by the requisite vote of 21CF’s shareholders and the stock issuance was approved by the requisite vote of the Company’s shareholders. The consummation of the transaction is subject to various conditions, including, among others, (i) the consummation of the New Fox Separation, (ii) the receipt of certain tax opinions with respect to the treatment of the transaction under U.S. and Australian tax laws, and (iii) the receipt of certain regulatory approvals and governmental consents. The closing of the Acquisition is expected to occur in the first half of calendar year 2019.
On June 27, 2018, the Company, 21CF and the Antitrust Division of the DOJ entered into a consent decree that allows the acquisition to proceed, while requiring the Company to sell 21CF’s Regional Sports Networks (the “RSNs”) (the “RSN Divestiture”). Under the consent decree, the Company will have at least 90 days from the date of closing of the acquisition to complete the RSN Divestiture, with the possibility that the DOJ can grant extensions of time up to another 90 days; and the

DOJ must approve the purchaser(s) and terms and conditions of the RSN Divestiture. The decree is subject to the normal court approval process.
On November 6, 2018, the European Commission approved the acquisition on the condition that the Company divest its interests in certain cable channels in the European Economic Area that are controlled by A+E, including History, H2, Crime & Investigation, Blaze and Lifetime channels (“the EEA Channels”). A+E is owned 50% by the Company, and the Company plans to comply by divesting its interests in the entities that operate the EEA Channels while retaining its 50% ownership of A +E apart from the A+E entities operating the EEA Channels.
On November 16, 2018, the State Administration for Market Regulation (“SAMR”) of the People’s Republic of China unconditionally approved the acquisition.
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
The merger consideration may be subject to an adjustment based on the final estimate of the Transaction Tax. The merger consideration in the Amended Merger Agreement was set based on an estimate of $8.5 billion for the Transaction Tax and will be adjusted immediately prior to consummation of the transaction if the final estimate of the Transaction Tax at closing is more than $8.5 billion or less than $6.5 billion. Such adjustment could increase or decrease the merger consideration, depending on whether the final estimate is lower or higher, respectively, than $6.5 billion or $8.5 billion. Additionally, if the final estimate of the Transaction Tax is lower than $8.5 billion, the Company will make a cash payment to New Fox reflecting the difference between such amount and $8.5 billion, up to a maximum cash payment of $2.0 billion.
As described in the Current Report on Form 8-K filed by the Company on October 5, 2018, based on the estimated number of shares of 21CF common stock outstanding as of September 27, 2018 and assuming an Average Company Stock Price of $111.6013 (which was the volume weighted average price of the Company’s stock over the 15-trading day period ending on September 27, 2018), and assuming no adjustment for the Transaction Tax, New Disney would be required to issue approximately 319 million shares of New Disney common stock to 21CF shareholders. New Disney will record the merger consideration based upon the cash paid, which will be funded from New Disney borrowings, plus the value of New Disney common stock issued to 21CF shareholders, which will be determined by the number of shares issued and the Company’s stock price on the closing date. We anticipate that we will repay approximately half of the borrowings shortly after the transaction closes using cash we expect to acquire from 21CF. New Disney will assume approximately $19 billion of 21CF debt that had an estimated fair value of approximately $23 billion as of September 30, 2018.
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
On October 5, 2018, the Company commenced an exchange offer for any and all outstanding notes (the “21CFA Notes”) issued by 21st Century Fox America, Inc. (“21CFA”), for up to $18.1 billion aggregate principal amount of new notes (the “New Disney Notes”) and cash. In conjunction with the offer to exchange (each an “Exchange Offer” and collectively, the “Exchange Offers”) the 21CFA Notes, New Disney, on behalf of 21CFA, was concurrently soliciting consents (each, a “Consent Solicitation” and, collectively, the “Consent Solicitations”) to adopt certain proposed amendments to each of the indentures governing the 21CFA Notes to eliminate substantially all of the restrictive covenants in such indentures, release the guarantee provided by 21CF pursuant to such indentures and limit the reporting covenants under such indentures so that 21CFA is only required to comply with the reporting requirements under the Trust Indenture Act of 1939 (collectively, the “Proposed Amendments”).
On October 22, 2018, the Company announced that the requisite number of consents had been received to adopt the Proposed Amendments with respect to all 21CFA Notes. Supplemental indentures effecting the Proposed Amendments were executed on October 22, 2018. Such supplemental indentures were valid and enforceable upon execution but will only become operative upon the settlement of the Exchange Offers and Consent Solicitations. The settlement of the Exchange Offers and Consent Solicitations is expected to occur on or about the closing date of the Acquisition. If the Acquisition is not consummated, or if the Exchange Offers and Consent Solicitations are otherwise terminated or withdrawn prior to settlement, the Proposed Amendments effected by the supplemental indentures will be deemed to be revoked retroactive to the date thereof.
BAMTech
On September 25, 2017, the Company acquired an additional 42% interest in BAMTech, a streaming technology and content delivery business, from an affiliate of Major League Baseball (MLB) for $1.6 billion (paid in January 2018). The acquisition increased our interest from 33% to 75%, and as a result, we began consolidating BAMTech during the fourth quarter of fiscal 2017. The acquisition supports the Company’s strategy to launch DTC video streaming services.
The acquisition date fair value of BAMTech (purchase price) of $3.9 billion represents the sum of (i) the $1.6 billion payment for the 42% interest, (ii) the $1.2 billion estimated fair value of the Company’s original 33% interest, and (iii) the $1.1 billion estimated fair value of the 25% noncontrolling interest.
Upon consolidation, the Company recognized a non-cash gain of $255 million ($162 million after tax) as a result of increasing the carrying value of the Company’s original 33% interest to $1.2 billion, the estimated fair value implied by the acquisition price of our additional 42% interest. The gain was recorded in “Other income, net” in the fiscal 2017 Consolidated Statement of Income.
We have allocated $3.5 billion of the purchase price to goodwill (approximately half of which is deductible for tax purposes) with the remainder primarily allocated to identifiable intangible assets. Goodwill reflects the synergies expected from rationalization of the Company’s current digital distribution services, enhanced personalization of content and advertising from access to DTC user data, and the ability to leverage BAMTech’s platform expertise for the Company’s DTC services. Goodwill also includes technical knowhow associated with BAMTech’s assembled workforce. BAMTech’s noncontrolling interest holders, MLB and the National Hockey League (NHL), have the right to sell their interest to the Company in the future. MLB can generally sell its interest to the Company starting five years from and ending ten years after the September 25, 2017 acquisition date at the greater of fair value or a guaranteed floor value ($563 million accreting at 8% annually for eight years). The NHL can sell its interest to the Company in fiscal 2020 for $300 million or in fiscal 2021 for $350 million. Accordingly, these interests are recorded as “Redeemable noncontrolling interests” in the Company’s Consolidated Balance Sheet. In addition, ESPN’s noncontrolling interest holder has a 20% interest in BAMTech’s direct-to-consumer sports business.
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
As a result of the MLB and NHL sale rights, the noncontrolling interests will generally not be allocated BAMTech losses. The Company will record the noncontrolling interests at the greater of (i) their acquisition date fair value adjusted for their share (if any) of earnings, losses, or dividends or (ii) an accreted value from the date of the acquisition to the earliest redemption date. The accretion of the MLB interest to the earliest redemption value (i.e. in five years after the acquisition date) will be recorded using an interest method. As of September 29, 2018, the redeemable noncontrolling interest subject to accretion would have had a redemption amount of $608 million if it were redeemed at that time. Adjustments to the carrying amount of redeemable noncontrolling interests increase or decrease income available to Company shareholders through an adjustment to “Net income attributable to noncontrolling interests” on the Consolidated Statement of Income.
The revenue and costs of BAMTech included in the Company’s Consolidated Statement of Income for the year ended September 29, 2018 were approximately $0.3 billion and $0.7 billion, respectively.
Vice
Vice is a media company targeting a millennial audience through news and pop culture content and creative brand integration. During fiscal 2016, A+E acquired an 8% interest in Vice in exchange for a 49.9% interest in one of A+E’s cable channels, H2, which has been rebranded as Viceland and programmed with Vice content. As a result of this exchange, A+E recognized a net non-cash gain based on the estimated fair value of H2. The Company’s $332 million share of the Vice Gain was recorded in “Equity in the income (loss) of investees, net” in the Consolidated Statement of Income in fiscal 2016. At September 29, 2018, A+E had a 20% interest in Vice.

During fiscal 2016, the Company acquired a direct interest in Vice for $400 million of cash, and at September 29, 2018 owned an 11% interest. The Company accounts for its interest in Vice as an equity method investment.
During fiscal 2018, the Company recorded a $157 million impairment of its interest in Vice.
Hulu
At the end of fiscal 2015, the Company had a 33% interest in Hulu, a joint venture owned one-third each by the Company, 21CF and Comcast Corporation. Warner Media LLC (WM) acquired a 10% interest from Hulu for $0.6 billion in August 2016, which diluted the Company’s ownership interest to 30%. In addition, WM has made $0.2 billion in subsequent capital contributions. For not more than 36 months from August 2016, WM has the right to sell its shares to Hulu and Hulu has the right to purchase the shares from WM under certain limited circumstances arising from regulatory review. The Company and 21CF have agreed to make a capital contribution for up to approximately $0.4 billion each if Hulu is required to repurchase WM’s shares. The August 2016 transaction resulted in a deemed sale by the Company of a portion of its interest in Hulu at a gain of approximately $175 million. The Company expects to recognize the gain if and when the put and call options expire. Following completion of the 21CF acquisition the Company will consolidate Hulu’s financial results and assume 21CF’s capital contribution obligations.
The Company accounts for its interest in Hulu as an equity method investment.
Goodwill
The changes in the carrying amount of goodwill for the years ended September 29, 2018 and September 30, 2017 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products & Interactive Media	Unallocated (1)	Total
Balance at Oct. 1, 2016	$16,345	$291	$6,830	$4,344	$—	$27,810
Acquisitions	—	—	—	—	3,600	3,600
Dispositions	—	—	—	—	—	—
Other, net	(20)	—	(13)	49	—	16
Balance at Sept. 30, 2017	$16,325	$291	$6,817	$4,393	$3,600	$31,426
Acquisitions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Other, net	3,063	—	347	33	(3,600)	(157)
Balance at Sept. 29, 2018	$19,388	$291	$7,164	$4,426	$—	$31,269

(1)
Other, net primarily represents the allocation of BAMTech goodwill to segments based on the final purchase price allocation and also includes the impact of updates to our initial estimated fair value of intangible assets related to BAMTech.

4	Other Income, net
Other income, net is as follows:

	2018	2017	2016
Gains on sales of real estate and property rights	$560	$—	$—
Settlement of litigation	38	(177)	—
Gain related to the acquisition of BAMTech	3	255	—
Other income, net	$601	$78	$—
Gains from sales of real estate and property rights
In fiscal 2018, the Company recorded gains of $560 million in connection with the sale of real estate and property rights in New York City.
Settlement of litigation
In fiscal 2018, the Company recorded $38 million in insurance recoveries in connection with the settlement of a litigation matter for which the Company recorded a charge of $177 million, net of committed insurance recoveries in fiscal 2017.

Gain related to the acquisition of BAMTech
In fiscal 2018, the Company recorded a $3 million adjustment to a fiscal 2017 non-cash net gain of $255 million recorded in connection with the acquisition of a controlling interest in BAMTech (see Note 3).

5	Investments
Investments consist of the following:

	September 29, 2018	September 30, 2017
Investments, equity basis	$2,768	$3,087
Investments, other	131	115
	$2,899	$3,202
Investments, Equity Basis
The Company’s significant equity investments primarily consist of media and parks and resorts investments and include A + E (50% ownership), CTV Specialty Television, Inc. (30% ownership), Hulu (30% ownership), Seven TV (20% ownership), Vice (21% effective ownership including A+E ownership) and Villages Nature (50% ownership). A summary of combined financial information for equity investments is as follows:

Results of Operations:	2018	2017	2016

Revenues	$9,085	$8,122	$7,416
Net income	(152)	857	1,855

Balance Sheet	September 29, 2018	September 30, 2017	October 1, 2016

Current assets	$4,542	$4,623	$4,801
Non-current assets	9,998	10,047	8,906
	$14,540	$14,670	$13,707
Current liabilities	$3,197	$2,852	$2,018
Non-current liabilities	4,840	5,056	4,531
Redeemable preferred stock	1,362	1,123	583
Shareholders’ equity	5,141	5,639	6,575
	$14,540	$14,670	$13,707
As of September 29, 2018, the book value of the Company’s equity method investments exceeded our share of the book value of the investees’ underlying net assets by approximately $0.5 billion, which represents amortizable intangible assets and goodwill arising from acquisitions.
The Company enters into transactions in the ordinary course of business with our equity investees, primarily related to the licensing of television and film programming. Revenues from these transactions were $0.8 billion, $0.5 billion and $0.5 billion in fiscal 2018, 2017 and 2016, respectively. The Company defers a portion of its profits from transactions with investees. The profits are recognized as the investees expense the programming rights. The portion that is deferred reflects our ownership interest in the investee.
Investments, Other
As of September 29, 2018 and September 30, 2017, the Company held $38 million and $36 million, respectively, of securities classified as available-for-sale and $93 million and $79 million, respectively, of non-publicly traded cost-method investments.
In fiscal 2018, 2017 and 2016, the Company had no significant realized gains, unrealized gains, losses or impairments on available-for-sale securities and non-publicly traded cost-method investments.
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
The following table summarizes the carrying amounts of the International Theme Parks’ assets and liabilities included in the Company’s consolidated balance sheets as of September 29, 2018 and September 30, 2017:

	2018	2017
Cash and cash equivalents	$834	$843
Other current assets	400	376
Total current assets	1,234	1,219
Parks, resorts and other property	8,973	9,403
Other assets	103	111
Total assets (1)	$10,310	$10,733

Current liabilities	$921	$1,163
Borrowings - long-term	1,106	1,145
Other long-term liabilities	382	371
Total liabilities (1)	$2,409	$2,679

(1)
The total assets of the Asia Theme Parks were $8 billion at both September 29, 2018 and September 30, 2017 including parks, resorts and other property of $7 billion. The total liabilities of the Asia Theme Parks were $2 billion at both September 29, 2018 and September 30, 2017.

The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s consolidated statement of income for fiscal 2018:

Revenues	$3,834
Costs and expenses	(3,649)
Equity in the loss of investees	(76)
Asia Theme Parks’ royalty and management fees of $178 million for fiscal 2018 are eliminated in consolidation but are considered in calculating earnings allocated to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s fiscal 2018 consolidated statement of cash flows were $915 million generated from operating activities, $689 million used in investing activities and $72 million generated in financing activities. Approximately two-thirds of cash flows generated from operating activities and used in investing activities were for the Asia Theme Parks.
Disneyland Paris
During fiscal 2017, the Company acquired the outstanding 19% interest in Disneyland Paris for $250 million of cash and 1.36 million shares of the Company’s common shares, valued at $150 million.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 53% and a 47% equity interest in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have both provided loans to Hong Kong Disneyland Resort with outstanding balances of $143 million each. The interest rate is three month HIBOR plus 2%, and the maturity date is September 2025 for the majority of the borrowings. The Company’s loan is eliminated in consolidation.

The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.1 billion ($269 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2023. There is no outstanding balance under the line of credit at September 29, 2018.
Hong Kong Disneyland is undergoing a multi-year expansion estimated to cost HK $10.9 billion ($1.4 billion) that will add a number of new guest offerings, including two new themed areas by 2023. The Company and HKSAR have agreed to fund the expansion on an equal basis through equity contributions, which totaled $144 million in fiscal 2018.
HKSAR has the right to receive additional shares over time to the extent Hong Kong Disneyland Resort exceeds certain return on asset performance targets. The amount of additional shares HKSAR can receive is capped on both an annual and cumulative basis and could decrease the Company’s equity interest by up to an additional 7 percentage points over a period no shorter than 14 years. Assuming HK $10.9 billion is contributed in the expansion, the impact to the Company’s equity interest would be limited to 4 percentage points.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $802 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. In addition, the Company has an outstanding balance of $191 million due from Shanghai Disney Resort primarily related to royalties. The Company has also provided Shanghai Disney Resort with a $157 million line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at September 29, 2018. These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 7.0 billion yuan (approximately $1.0 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $199 million) line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at September 29, 2018.

7	Film and Television Costs and Advances
Film and television costs and advances are as follows:

	September 29, 2018	September 30, 2017
Theatrical film costs
Released, less amortization	$1,911	$1,658
Completed, not released	397	—
In-process	2,974	3,200
In development or pre-production	173	306
	5,455	5,164
Television costs
Released, less amortization	1,301	1,152
Completed, not released	462	472
In-process	420	364
In development or pre-production	2	53
	2,185	2,041
Television programming rights and advances	1,562	1,554
	9,202	8,759
Less current portion	1,314	1,278
Non-current portion	$7,888	$7,481
Based on the Company’s total gross revenue estimates as of September 29, 2018, approximately 78% of unamortized film and television costs for released productions (excluding amounts allocated to acquired film and television libraries) are expected to be amortized during the next three years. By the end of fiscal 2022, we will have reached on a cumulative basis over 80% amortization of the September 29, 2018 balance of unamortized film and television costs. Approximately $1.0 billion of accrued participation and residual liabilities will be paid in fiscal year 2019. The Company expects to amortize, based on current estimates, approximately $1.7 billion in capitalized completed film and television production costs during fiscal 2019.
At September 29, 2018, acquired film and television libraries have remaining unamortized costs of $160 million, which are generally being amortized straight-line over a weighted-average remaining period of approximately 13 years.

8	Borrowings
The Company’s borrowings at September 29, 2018 and September 30, 2017, including the impact of interest rate and cross-currency swaps, are summarized below:

			2018
	2018	2017	Stated Interest Rate (1)	Pay Floating Interest rate and Cross- Currency Swaps (2)	Effective Interest Rate (3)	Swap Maturities
Commercial paper	$1,005	$2,772	—	$—	2.24%
U.S. and European medium-term notes (4)	17,942	19,721	2.91%	6,600	3.27%	2019-2027
Foreign currency denominated debt	955	13	2.76%	955	2.92%	2025
Capital Cities/ABC debt	103	105	8.75%	—	5.99%
BAMTech acquisition payable	—	1,581	—%	—	—%
Other (5)	(276)	(46)		—
	19,729	24,146	2.79%	7,555	3.22%
Asia Theme Parks borrowings	1,145	1,145	1.33%	—	5.17%
Total borrowings	20,874	25,291	2.71%	7,555	3.32%
Less current portion	3,790	6,172	1.85%	1,600	2.94%
Total long-term borrowings	$17,084	$19,119		$5,955

(1)
The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are the rates in effect at September 29, 2018; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest rate and cross-currency swaps outstanding as of September 29, 2018.

(3)	The effective interest rate includes the impact of existing and terminated interest rate and cross-currency swaps, purchase accounting adjustments and debt issuance premiums, discounts and costs.

(4)	Includes net debt issuance premiums, discounts and costs totaling $121 million and $138 million at September 29, 2018 and September 30, 2017, respectively.

(5)	Includes market value adjustments for debt with qualifying hedges, which reduce borrowings by $304 million and $73 million at September 29, 2018 and September 30, 2017, respectively.
21CF Credit Facility
In June 2018, the Company received committed financing from a bank syndicate to fund the cash component of the pending acquisition of 21CF. Under the terms of the commitment, the bank syndicate has committed to provide and arrange a 364-day unsecured bridge term loan facility in an aggregate principal amount of $35.7 billion at the completion of the 21CF transaction. The interest rate on the facility can vary based on the Company’s debt rating. The interest rate would have been LIBOR plus 0.875% if the Company had drawn on this facility at September 29, 2018.
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
All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.18% to 1.63%. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2023, which if utilized, reduces available borrowings under this facility. As of September 29, 2018, the Company has $220 million of outstanding letters of credit, of which none were issued under this facility. The facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants, or events of default and contain only one financial covenant relating to interest coverage, which the Company met on September 29, 2018 by a significant margin.
Commercial paper activity is as follows:

	Commercial paper with original maturities less than three months, net (1)	Commercial paper with original maturities greater than three months	Total
Balance at Oct. 1, 2016	$777	$744	$1,521
Additions	372	6,364	6,736
Payments	—	(5,489)	(5,489)
Other Activity	2	2	4
Balance at Sept. 30, 2017	$1,151	$1,621	$2,772
Additions	—	8,079	8,079
Payments	(1,099)	(8,748)	(9,847)
Other Activity	(2)	3	1
Balance at Sept. 29, 2018	$50	$955	$1,005
(1) Borrowings and reductions of borrowings are reported net.
Shelf Registration Statement
The Company has a shelf registration statement in place, which allows the Company to issue various types of debt instruments, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue debt is subject to market conditions and other factors impacting our borrowing capacity.
U.S. Medium-Term Note Program
At September 29, 2018, the total debt outstanding under the U.S. medium-term note program was $17.4 billion with maturities ranging from 1 to 75 years. The debt outstanding includes $15.4 billion of fixed rate notes, which have stated interest rates that range from 0.88% to 7.55% and $2.0 billion of floating rate notes that bear interest at U.S. LIBOR plus or minus a spread. At September 29, 2018, the effective rate on the floating rate notes was 2.67%.
European Medium-Term Note Program
The Company has a European medium-term note program, which allows the Company to issue various types of debt instruments such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes and index linked or dual currency notes. Capacity under the program is $4.0 billion, subject to market conditions and other factors impacting our borrowing capacity. Capacity under the program replenishes as outstanding debt under the program is repaid. At

September 29, 2018, the total debt outstanding under the program was $497 million. The debt has a stated interest rate of 2.13% and matures in September 2022.
Foreign Currency Denominated Debt
In October 2017, the Company issued Canadian $1.3 billion ($955 million) of fixed rate debt, which bears interest at 2.76% and matures in October 2024. The Company also entered into pay-floating interest rate and cross currency swaps that effectively convert the borrowing to variable rate U.S. dollar denominated borrowing indexed to LIBOR. In addition, the Company has short-term credit facilities of Indian rupee (INR) 10.8 billion ($149 million), which bear interest at rates determined at the time of drawdown and expire in 2019. At September 29, 2018, the Company had not drawn on these credit facilities.
Capital Cities/ABC Debt
In connection with the Capital Cities/ABC, Inc. acquisition in 1996, the Company assumed debt previously issued by Capital Cities/ABC, Inc. At September 29, 2018, the outstanding balance was $103 million, which includes unamortized fair value adjustments recorded in purchase accounting. The debt matures in 2021 and has a stated interest rate of 8.75%.
BAMTech Acquisition Payable
In September 2017, the Company acquired a 42% interest in BAMTech for $1.6 billion, which was paid in January 2018.
Asia Theme Parks Borrowings
HKSAR provided Hong Kong Disneyland Resort with loans totaling HK$1.1 billion ($143 million). The interest rate is three month HIBOR plus 2%, and the maturity date is September 2025 for the majority of the borrowings.
Shendi has provided Shanghai Disney Resort with loans totaling 7.0 billion yuan (approximately $1.0 billion) bearing interest at rates that increase to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $199 million) line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at September 29, 2018.
Total borrowings, excluding market value adjustments and debt issuance premiums, discounts and costs, have the following scheduled maturities:

	Before Asia Theme Parks Consolidation	Asia Theme Parks	Total
2019	$3,763	$39	$3,802
2020	3,000	—	3,000
2021	2,106	—	2,106
2022	1,900	10	1,910
2023	1,000	36	1,036
Thereafter	8,385	1,060	9,445
	$20,154	$1,145	$21,299
The Company capitalizes interest on assets constructed for its parks and resorts and on certain film and television productions. In fiscal years 2018, 2017 and 2016, total interest capitalized was $125 million, $87 million and $139 million, respectively. Interest expense, net of capitalized interest, for fiscal years 2018, 2017 and 2016 was $682 million, $507 million and $354 million, respectively.

9	Income Taxes
U.S. Tax Cuts and Jobs Act
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

•
The Company remeasured its U.S. federal deferred tax assets and liabilities at the rate that the Company expects to be in effect when those deferred taxes will be realized (either 24.5% for 2018 or 21.0% thereafter). The Company recognized a benefit of approximately $2.1 billion in fiscal 2018 from the deferred tax remeasurement (Deferred Remeasurement).

•
A one-time tax is due on certain accumulated foreign earnings (Deemed Repatriation Tax), which is payable over eight years. The effective tax rate is generally 15.5% on the portion of the earnings held in cash and cash equivalents and 8% on the remainder. The Company recognized a charge for the Deemed Repatriation Tax of approximately $0.4 billion in fiscal 2018. Generally there will no longer be a U.S. federal income tax cost arising from the repatriation of foreign earnings.

•
The Company will generally be eligible to claim an immediate deduction for investments in qualified fixed assets acquired and film and television productions that commenced after September 27, 2017 and are placed in service during fiscal 2018 through fiscal 2022. This provision phases out through fiscal 2027.

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
The amounts that the Company has recorded are provisional estimates of the impact the Tax Act will have on the Company’s financial statements. The U.S. Treasury and other tax authorities continue to issue guidance impacting the application of the Tax Act on the Company, and accordingly, our analysis of the impact of the Tax Act is not final.
Provision for Income Taxes and Deferred Tax Assets and Liabilities

Income Before Income Taxes	2018	2017	2016

Domestic (including U.S. exports)	$12,914	$12,611	$14,018
Foreign subsidiaries	1,815	1,177	850
	$14,729	$13,788	$14,868

Income Tax Expense/(Benefit)
Current
Federal	$2,240	$3,229	$3,146
State	362	360	154
Foreign (1)	642	489	533
	3,244	4,078	3,833
Deferred
Federal(2)	(1,577)	370	1,172
State	(20)	5	100
Foreign	16	(31)	(27)
	(1,581)	344	1,245
	$1,663	$4,422	$5,078
(1) Includes foreign withholding taxes
(2) Includes the Tax Act Deferred Remeasurement

Components of Deferred Tax Assets and Liabilities	September 29, 2018	September 30, 2017

Deferred tax assets
Net operating losses and tax credit carryforwards	$(1,437)	$(1,705)
Accrued liabilities	(1,214)	(2,422)
Other	(328)	(386)
Total deferred tax assets	(2,979)	(4,513)
Deferred tax liabilities
Depreciable, amortizable and other property	3,678	5,692
Investment in foreign entities	351	518
Licensing revenues	265	476
Investment in U.S. entities	189	292
Other	88	130
Total deferred tax liabilities	4,571	7,108
Net deferred tax liability before valuation allowance	1,592	2,595
Valuation allowance	1,383	1,716
Net deferred tax liability	$2,975	$4,311
At September 29, 2018 and September 30, 2017, the valuation allowance primarily relates to $1.1 billion and $1.3 billion, respectively, of deferred tax assets for International Theme Park net operating losses primarily in France and Hong Kong, and to a lesser extent, China. The decrease in the valuation allowance is driven by changes in French tax law, which reduced future income tax rates. The noncontrolling interest share of the net operating losses were $0.2 billion and $0.2 billion at September 29, 2018 and September 30, 2017, respectively. The International Theme Park net operating losses have an indefinite carryforward period in France and Hong Kong and a five-year carryforward period in China.
A reconciliation of the effective income tax rate to the federal rate is as follows:

	2018	2017	2016
Federal income tax rate	24.5%	35.0%	35.0%
State taxes, net of federal benefit	1.9	1.7	1.8
Domestic production activity deduction	(1.4)	(2.1)	(1.6)
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(1.1)	(1.6)	(1.1)
Tax Act(1)	(11.5)	—	—
Other, including tax reserves and related interest	(1.1)	(0.9)	0.1
	11.3%	32.1%	34.2%

(1)	Reflects the impact from the Deferred Remeasurement, net of the Deemed Repatriation Tax
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

	2018	2017	2016
Balance at the beginning of the year	$832	$844	$912
Increases for current year tax positions	64	61	71
Increases for prior year tax positions	48	13	142
Decreases in prior year tax positions	(135)	(55)	(158)
Settlements with taxing authorities	(161)	(31)	(123)
Balance at the end of the year	$648	$832	$844
The fiscal year-end 2018, 2017 and 2016 balances include $469 million, $444 million and $469 million, respectively, that if recognized, would reduce our income tax expense and effective tax rate. These amounts are net of the offsetting benefits from other tax jurisdictions.

As of the end of fiscal 2018, 2017 and 2016, the Company had $181 million, $234 million and $221 million, respectively, in accrued interest and penalties related to unrecognized tax benefits. During fiscal years 2018, 2017 and 2016, the Company accrued additional interest and penalties of $47 million, $43 million and $22 million, respectively, and recorded reductions in accrued interest and penalties of $100 million, $30 million and $32 million, respectively, as a result of audit settlements and other prior-year adjustments. The Company’s policy is to report interest and penalties as a component of income tax expense.
The Company is no longer subject to U.S. federal examination for years prior to 2016 and is no longer subject to examination in any of its major state or foreign tax jurisdictions for years prior to 2008.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the resolution of certain tax matters, which could include payments on those tax matters. These resolutions and payments could reduce our unrecognized tax benefits by $21 million.
In fiscal years 2018, 2017 and 2016, income tax benefits attributable to equity-based compensation transactions exceeded the amounts recorded based on grant date fair value. In fiscal years 2018 and 2017, respectively, $52 million and $125 million of income tax benefits were credited to “Income taxes” in the Consolidated Statements of Income following the adoption of new accounting guidance and in fiscal year 2016, $207 million was credited to shareholders’ equity.

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

The following chart summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with the defined benefit pension and postretirement medical benefit plans:

	Pension Plans		Postretirement Medical Plans
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Projected benefit obligations
Beginning obligations	$(14,532)	$(14,480)	$(1,746)	$(1,759)
Service cost	(350)	(368)	(10)	(11)
Interest cost	(489)	(447)	(60)	(56)
Actuarial gain	416	343	166	42
Plan amendments and other	(12)	(22)	(10)	(9)
Benefits paid	467	442	51	47
Ending obligations	$(14,500)	$(14,532)	$(1,609)	$(1,746)
Fair value of plans’ assets
Beginning fair value	$12,325	$10,401	$696	$614
Actual return on plan assets	579	1,056	34	61
Contributions	335	1,348	45	61
Benefits paid	(467)	(442)	(51)	(47)
Expenses and other	(44)	(38)	7	7
Ending fair value	$12,728	$12,325	$731	$696

Underfunded status of the plans	$(1,772)	$(2,207)	$(878)	$(1,050)
Amounts recognized in the balance sheet
Non-current assets	$113	$70	$—	$—
Current liabilities	(51)	(46)	—	—
Non-current liabilities	(1,834)	(2,231)	(878)	(1,050)
	$(1,772)	$(2,207)	$(878)	$(1,050)
The components of net periodic benefit cost are as follows:

	Pension Plans			Postretirement Medical Plans
	2018	2017	2016	2018	2017	2016
Service cost	$350	$368	$318	$10	$11	$11
Interest cost	489	447	458	60	56	61
Expected return on plan assets	(901)	(874)	(747)	(53)	(49)	(45)
Amortization of prior year service costs	13	12	14	—	—	(1)
Recognized net actuarial loss	348	405	242	14	17	8
Net periodic benefit cost	$299	$358	$285	$31	$35	$34
In fiscal 2019, we expect pension and postretirement medical costs to decrease by $87 million to $243 million due to a decrease in the amount of deferred net actuarial losses that will be recognized in fiscal 2019 compared to fiscal 2018. Starting in fiscal 2019, the Company will be adopting new accounting guidance that requires the presentation of components of net periodic benefit costs, other than service cost, in an income statement line item outside of a subtotal of income from operations (see Note 18 for further details).

Key assumptions are as follows:
	Pension Plans			Postretirement Medical Plans
	2018	2017	2016	2018	2017	2016
Discount rate used to determine the fiscal year end benefit obligation	4.31%	3.88%	3.73%	4.31%	3.88%	3.73%
Discount rate used to determine the interest cost component of net periodic benefit cost	3.46%	3.18%	3.81%	3.49%	3.18%	3.81%
Rate of return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Weighted average rate of compensation increase to determine the fiscal year end benefit obligation	3.20%	2.90%	3.00%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	7.00%	7.00%	7.00%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.25%	4.25%	4.25%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2032	2031	2030
Assumed mortality is also a key assumption in determining benefit obligations.
AOCI, before tax, as of September 29, 2018 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans	Postretirement Medical Plans	Total
Prior service cost	$(52)	$—	$(52)
Net actuarial loss	(4,184)	(36)	(4,220)
Total amounts included in AOCI	(4,236)	(36)	(4,272)
Prepaid / (accrued) pension cost	2,464	(842)	1,622
Net balance sheet liability	$(1,772)	$(878)	$(2,650)
Amounts included in AOCI, before tax, as of September 29, 2018 that are expected to be recognized as components of net periodic benefit cost during fiscal 2019 are:

	Pension Plans	Postretirement Medical Plans	Total
Prior service cost	$(12)	$—	$(12)
Net actuarial loss	(260)	—	(260)
Total	$(272)	$—	$(272)
Plan Funded Status
The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $1.1 billion, $1.0 billion and $3 million, respectively, as of September 29, 2018 and $8.5 billion, $7.7 billion and $6.4 billion, respectively, as of September 30, 2017.
For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and aggregate fair value of plan assets were $12.0 billion and $10.1 billion, respectively, as of September 29, 2018 and $12.8 billion and $10.5 billion respectively, as of September 30, 2017.
The Company’s total accumulated pension benefit obligations at September 29, 2018 and September 30, 2017 were $13.3 billion and $13.4 billion, respectively. Approximately 99% was vested as of both dates.
The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $1.6 billion and $0.7 billion, respectively, at September 29, 2018 and $1.7 billion and $0.7 billion, respectively, at September 30, 2017.

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
Level 1 – Quoted prices for identical instruments in active markets
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable
Investments that are valued using the net asset value (NAV) (or its equivalent) practical expedient are excluded from the fair value hierarchy disclosure.
The following is a description of the valuation methodologies used for assets reported at fair value. The methodologies used at September 29, 2018 and September 30, 2017 are the same.
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

The Company’s defined benefit plan assets are summarized by level in the following tables:

	As of September 29, 2018
Description	Level 1	Level 2	Total	Plan Asset Mix

Cash	$57	$—	$57	—%
Common and preferred stocks(1)	3,023	—	3,023	22%
Mutual funds	800		800	6%
Government and federal agency bonds, notes and MBS	2,019	488	2,507	19%
Corporate bonds	—	573	573	4%
Other mortgage- and asset-backed securities	—	86	86	1%
Derivatives and other, net	3	(1)	2	—%
Total investments in the fair value hierarchy	$5,902	$1,146	$7,048

Assets valued at NAV as a practical expedient:
Common collective funds			2,778	21%
Alternative investments			2,363	18%
Money market funds and other			1,270	9%
Total investments at fair value			$13,459	100%

	As of September 30, 2017
Description	Level 1	Level 2	Total	Plan Asset Mix

Cash	$88	$—	$88	1%
Common and preferred stocks(1)	2,974	—	2,974	23%
Mutual funds	771	—	771	6%
Government and federal agency bonds, notes and MBS	1,870	548	2,418	19%
Corporate bonds	—	579	579	4%
Other mortgage- and asset-backed securities	—	99	99	1%
Derivatives and other, net	—	14	14	—%
Total investments in the fair value hierarchy	$5,703	$1,240	$6,943

Assets valued at NAV as a practical expedient:
Common collective funds			2,727	21%
Alternative investments			2,201	17%
Money market funds and other			1,150	9%
Total investments at fair value			$13,021	100%

(1)
Includes 2.8 million shares of Company common stock valued at $332 million (2% of total plan assets) and 2.9 million shares valued at $282 million (2% of total plan assets) at September 29, 2018 and September 30, 2017, respectively.

Uncalled Capital Commitments
Alternative investments held by the master trust include interests in funds that have rights to make capital calls to the investors. In such cases, the master trust would be contractually obligated to make a cash contribution at the time of the capital call. At September 29, 2018, the total committed capital still uncalled and unpaid was $1.0 billion.
Plan Contributions
During fiscal 2018, the Company made contributions to its pension and postretirement medical plans totaling $380 million. The Company currently expects to make approximately $250 million to $300 million of pension and postretirement medical plan contributions in fiscal 2019. Final minimum funding requirements for fiscal 2019 will be determined based on a January 1, 2019 funding actuarial valuation, which is expected to be received during the fourth quarter of fiscal 2019.
Estimated Future Benefit Payments
The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension Plans	Postretirement Medical Plans(1)
2019	$534	$51
2020	544	54
2021	579	58
2022	618	63
2023	656	68
2024 – 2028	3,827	404

(1)	Estimated future benefit payments are net of expected Medicare subsidy receipts of $80 million.
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
Healthcare cost trend rate — The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. The 2018 actuarial valuation assumed a 7.00% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over fourteen years until reaching 4.25%.
Sensitivity — A one percentage point (ppt) change in the key assumptions would have the following effects on the projected benefit obligations for pension and postretirement medical plans as of September 29, 2018 and on cost for fiscal 2019:

	Discount Rate		Expected Long-Term Rate of Return On Assets	Assumed Healthcare Cost Trend Rate
Increase/(decrease)	Benefit Expense	Projected Benefit Obligations	Benefit Expense	Net Periodic Postretirement Medical Cost	Projected Benefit Obligations
1 ppt decrease	$241	$2,680	$135	$(23)	$(213)
1 ppt increase	(229)	(2,275)	(135)	30	283
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
The following table sets forth our contributions to multiemployer pension and health and welfare benefit plans that were expensed during the fiscal years 2018, 2017 and 2016, respectively:

	2018	2017	2016
Pension plans	$144	$127	$126
Health & welfare plans	172	160	167
Total contributions	$316	$287	$293
Defined Contribution Plans
The Company has defined contribution retirement plans for domestic employees who began service after December 31, 2011 and are not eligible to participate in the defined benefit pension plans. In general, the Company contributes from 3% to 9% of an employee’s compensation depending on the employee’s age and years of service with the Company up to plan limits. The Company has savings and investment plans that allow eligible employees to contribute up to 50% of their salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s contribution up to plan limits. In fiscal years 2018, 2017 and 2016, the costs of these defined contribution plans were $162 million, $143 million and $131 million, respectively. The Company also has defined contribution retirement plans for employees in our international operations. The costs of these defined contribution plans were $21 million, $20 million and $19 million in fiscal years 2018, 2017 and 2016, respectively.

11	Equity
The Company paid the following dividends in fiscal 2018, 2017 and 2016:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.84	$1.2 billion	Fourth Quarter of Fiscal 2018	First Half 2018
$0.84	$1.3 billion	Second Quarter of Fiscal 2018	Second Half 2017
$0.78	$1.2 billion	Fourth Quarter of Fiscal 2017	First Half 2017
$0.78	$1.2 billion	Second Quarter of Fiscal 2017	Second Half 2016
$0.71	$1.1 billion	Fourth Quarter of Fiscal 2016	First Half 2016
$0.71	$1.2 billion	Second Quarter of Fiscal 2016	Second Half 2015
The Company repurchased its common stock in fiscal 2018, 2017 and 2016 as follows:

Fiscal year	Shares acquired	Total paid
2018	35 million	$3.6 billion
2017	89 million	$9.4 billion
2016	74 million	$7.5 billion
On January 30, 2015, the Company’s Board of Directors increased the amount of shares that can be repurchased to 400 million shares as of that date. As of September 29, 2018, the Company had remaining authorization in place to repurchase 158 million additional shares. The repurchase program does not have an expiration date.

In fiscal 2018 and 2017 there were 100 million preferred series A shares authorized with a $0.01 par value. In March 2018, the Company’s Board of Directors authorized 40 thousand preferred series B shares with $0.01 par value. There are no shares issued under the series A or series B preferred shares.
The following table summarizes the changes in each component of AOCI including our proportional share of equity method investee amounts:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
	Investments	Cash Flow Hedges
AOCI, before tax
Balance at October 3, 2015	$21	$523	$(4,002)	$(431)	$(3,889)
Unrealized gains (losses) arising during the period	23	(297)	(2,122)	(90)	(2,486)
Reclassifications of realized net (gains) losses to net income	—	(264)	265	—	1
Balance at October 1, 2016	$44	$(38)	$(5,859)	$(521)	$(6,374)
Unrealized gains (losses) arising during the period	(2)	124	521	(2)	641
Reclassifications of net (gains) losses to net income	(27)	(194)	432	—	211
Balance at September 30, 2017	$15	$(108)	$(4,906)	$(523)	$(5,522)
Unrealized gains (losses) arising during the period	9	250	203	(204)	258
Reclassifications of net (gains) losses to net income	—	35	380	—	415
Balance at September 29, 2018	$24	$177	$(4,323)	$(727)	$(4,849)

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
	Investments	Cash Flow Hedges
Tax on AOCI
Balance at October 3, 2015	$(8)	$(189)	$1,505	$160	$1,468
Unrealized gains (losses) arising during the period	(10)	104	801	32	927
Reclassifications of realized net (gains) losses to net income	—	98	(98)	—	—
Balance at October 1, 2016	$(18)	$13	$2,208	$192	$2,395
Unrealized gains (losses) arising during the period	1	(39)	(209)	(76)	(323)
Reclassifications of net (gains) losses to net income	10	72	(160)	—	(78)
Balance at September 30, 2017	$(7)	$46	$1,839	$116	$1,994
Unrealized gains (losses) arising during the period	(2)	(66)	(47)	(13)	(128)
Reclassifications of net (gains) losses to net income	—	(12)	(102)	—	(114)
Balance at September 29, 2018	$(9)	$(32)	$1,690	$103	$1,752

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
	Investments	Cash Flow Hedges
AOCI, after tax
Balance at October 3, 2015	$13	$334	$(2,497)	$(271)	$(2,421)
Unrealized gains (losses) arising during the period	13	(193)	(1,321)	(58)	(1,559)
Reclassifications of realized net (gains) losses to net income	—	(166)	167	—	1
Balance at October 1, 2016	$26	$(25)	$(3,651)	$(329)	$(3,979)
Unrealized gains (losses) arising during the period	(1)	85	312	(78)	318
Reclassifications of net (gains) losses to net income	(17)	(122)	272	—	133
Balance at September 30, 2017	$8	$(62)	$(3,067)	$(407)	$(3,528)
Unrealized gains (losses) arising during the period	7	184	156	(217)	130
Reclassifications of net (gains) losses to net income	—	23	278	—	301
Balance at September 29, 2018	$15	$145	$(2,633)	$(624)	$(3,097)
Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Consolidated Statements of Income:	2018	2017	2016
Investments, net	Interest expense, net	$—	$27	$—
Estimated tax	Income taxes	—	(10)	—
		—	17	—

Cash flow hedges	Primarily revenue	(35)	194	264
Estimated tax	Income taxes	12	(72)	(98)
		(23)	122	166

Pension and postretirement medical expense	Cost and expenses	(380)	(432)	(265)
Estimated tax	Income taxes	102	160	98
		(278)	(272)	(167)

Total reclassifications for the period		$(301)	$(133)	$(1)

12	Equity-Based Compensation
Under various plans, the Company may grant stock options and other equity-based awards to executive, management and creative personnel. The Company’s approach to long-term incentive compensation contemplates awards of stock options and restricted stock units (RSUs). Certain RSUs awarded to senior executives vest based upon the achievement of market or performance conditions (Performance RSUs).
Stock options are generally granted at exercise prices equal to or exceeding the market price at the date of grant and become exercisable ratably over a four-year period from the grant date. The contractual terms for our outstanding stock option grants are 10 years. At the discretion of the Compensation Committee of the Company’s Board of Directors, options can occasionally extend up to 15 years after date of grant. RSUs generally vest ratably over four years and Performance RSUs generally fully vest after three years, subject to achieving market or performance conditions. Equity-based award grants generally provide continued vesting, in the event of termination, for employees that reach age 60 or greater, have at least ten years of service and have held the award for at least one year.

Each share granted subject to a stock option award reduces the number of shares available under the Company’s stock incentive plans by one share while each share granted subject to a RSU award reduces the number of shares available by two shares. As of September 29, 2018, the maximum number of shares available for issuance under the Company’s stock incentive plans (assuming all the awards are in the form of stock options) was approximately 55 million shares and the number available for issuance assuming all awards are in the form of RSUs was approximately 28 million shares. The Company satisfies stock option exercises and vesting of RSUs with newly issued shares. Stock options and RSUs are generally forfeited by employees who terminate prior to vesting.
Each year, generally during the first half of the year, the Company awards stock options and restricted stock units to a broad-based group of management and creative personnel. The fair value of options is estimated based on the binomial valuation model. The binomial valuation model takes into account variables such as volatility, dividend yield and the risk-free interest rate. The binomial valuation model also considers the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and the termination rate (the probability of a vested option being canceled due to the termination of the option holder) in computing the value of the option.
In fiscal years 2018, 2017 and 2016, the weighted average assumptions used in the option-valuation model were as follows:

	2018	2017	2016
Risk-free interest rate	2.4%	2.6%	2.3%
Expected volatility	23%	22%	26%
Dividend yield	1.57%	1.58%	1.32%
Termination rate	4.8%	4.0%	4.0%
Exercise multiple	1.75	1.62	1.62
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
The impact of stock options and RSUs on income and cash flows for fiscal years 2018, 2017 and 2016, was as follows:

	2018	2017	2016
Stock option	$87	$90	$93
RSUs	306	274	293
Total equity-based compensation expense (1)	393	364	386
Tax impact	(99)	(123)	(131)
Reduction in net income	$294	$241	$255
Equity-based compensation expense capitalized during the period	$70	$78	$78
Tax benefit reported in cash flow from financing activities (2)	n/a	n/a	$208

(1)	Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.

(2)	The amount for fiscal 2018 and 2017 is not applicable as the Company adopted new accounting guidance in fiscal 2017.

The following table summarizes information about stock option transactions (shares in millions):

	2018
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	24	$76.68
Awards forfeited	(1)	107.69
Awards granted	4	111.48
Awards exercised	(3)	58.09
Outstanding at end of year	24	$84.14
Exercisable at end of year	14	$69.06
The following tables summarize information about stock options vested and expected to vest at September 29, 2018 (shares in millions):

			Vested
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$—	—	$45	3	$38.13	2.8
$46	—	$60	3	50.75	4.2
$61	—	$90	3	72.94	5.2
$91	—	$115	5	101.92	7.0
			14

			Expected to Vest
Range of Exercise Prices			Number of Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$90	—	$105	1	$93.09	6.5
$106	—	$110	3	105.24	8.3
$111	—	$115	5	112.05	8.6
			9

(1)	Number of options expected to vest is total unvested options less estimated forfeitures.
The following table summarizes information about RSU transactions (shares in millions):

	2018
	Units	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	9	$101.17
Granted (1)	5	109.05
Vested	(4)	113.21
Forfeited	(1)	107.23
Unvested at end of year (2)	9	$108.74
(1) Includes 1.1 million Performance RSUs.
(2) Includes 1.4 million Performance RSUs.

The weighted average grant-date fair values of options granted during fiscal 2018, 2017 and 2016 were $28.01, $25.65 and $30.93, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during fiscal 2018, 2017 and 2016 totaled $585 million, $757 million and $981 million, respectively. The aggregate intrinsic values of stock options vested and expected to vest at September 29, 2018 were $684 million and $78 million, respectively.
As of September 29, 2018, unrecognized compensation cost related to unvested stock options and RSUs was $122 million and $455 million, respectively. That cost is expected to be recognized over a weighted-average period of 1.6 years for stock options and 1.7 years for RSUs.
Cash received from option exercises for fiscal 2018, 2017 and 2016 was $210 million, $276 million and $259 million, respectively. Tax benefits realized from tax deductions associated with option exercises and RSUs vesting for fiscal 2018, 2017 and 2016 was $159 million, $264 million and $342 million, respectively.

13	Detail of Certain Balance Sheet Accounts

Current receivables	September 29, 2018	September 30, 2017

Accounts receivable	$8,268	$7,611
Other	1,258	1,209
Allowance for doubtful accounts	(192)	(187)
	$9,334	$8,633

Other current assets
Prepaid expenses	$476	$445
Other	159	143
	$635	$588

Parks, resorts and other property
Attractions, buildings and improvements	$28,995	$28,644
Furniture, fixtures and equipment	19,400	18,908
Land improvements	5,911	5,593
Leasehold improvements	932	898
	55,238	54,043
Accumulated depreciation	(30,764)	(29,037)
Projects in progress	3,942	2,145
Land	1,124	1,255
	$29,540	$28,406

Intangible assets
Character/franchise intangibles and copyrights	$5,829	$5,829
Other amortizable intangible assets	1,213	1,154
Accumulated amortization	(2,070)	(1,828)
Net amortizable intangible assets	4,972	5,155
FCC licenses	602	602
Trademarks	1,218	1,218
Other indefinite lived intangible assets	20	20
	$6,812	$6,995

Other non-current assets	September 29, 2018	September 30, 2017

Receivables	$1,928	$1,688
Prepaid expenses	919	233
Other	518	469
	$3,365	$2,390

Accounts payable and other accrued liabilities
Accounts payable	$6,503	$6,305
Payroll and employee benefits	2,189	1,819
Other	787	731
	$9,479	$8,855

Other long-term liabilities
Pension and postretirement medical plan liabilities	$2,712	$3,281
Other	3,878	3,162
	$6,590	$6,443

14	Commitments and Contingencies
Commitments
The Company has various contractual commitments for broadcast rights for sports, feature films and other programming, totaling approximately $44.6 billion, including approximately $0.4 billion for available programming as of September 29, 2018, and approximately $42.5 billion related to sports programming rights, primarily for college football (including bowl games and the College Football Playoff) and basketball, NBA, NFL, MLB, UFC, US Open Tennis, Top Rank Boxing, the PGA Championship and various soccer rights.
The Company has entered into operating leases for various real estate and equipment needs, including retail outlets and distribution centers for consumer products, broadcast equipment and office space for general and administrative purposes. Rental expense for operating leases during fiscal years 2018, 2017 and 2016, including common-area maintenance and contingent rentals, was $930 million, $868 million and $847 million, respectively.
The Company also has contractual commitments for the construction of three new cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives.
Contractual commitments for broadcast programming rights, future minimum lease payments under non-cancelable operating leases, cruise ships, creative talent and other commitments totaled $55.5 billion at September 29, 2018, payable as follows:

	Broadcast Programming	Operating Leases	Other	Total
2019	$7,340	$681	$1,793	$9,814
2020	7,475	571	1,269	9,315
2021	7,277	470	568	8,315
2022	5,317	381	1,095	6,793
2023	4,363	261	901	5,525
Thereafter	12,841	1,220	1,668	15,729
	$44,613	$3,584	$7,294	$55,491
Certain contractual commitments, principally broadcast programming rights and operating leases, have payments that are variable based primarily on revenues and are not included in the table above.
The Company has non-cancelable capital leases, primarily for land and broadcast equipment, which had gross carrying values of $371 million and $466 million at September 29, 2018 and September 30, 2017, respectively. Accumulated amortization related to these capital leases totaled $164 million and $233 million at September 29, 2018 and September 30, 2017, respectively. Future payments under these leases as of September 29, 2018 are as follows:

2019	$24
2020	21
2021	19
2022	18
2023	16
Thereafter	442
Total minimum obligations	540
Less amount representing interest	(386)
Present value of net minimum obligations	154
Less current portion	(12)
Long-term portion	$142
Legal Matters
The Company, together with, in some instances, certain of its directors and officers, is a defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not believe that the Company has incurred a probable material loss by reason of any of the above actions.
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds, which mature in 2037. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of September 29, 2018, the remaining debt service obligation guaranteed by the Company was $296 million. To the extent that tax revenues exceed the debt service payments subsequent to the Company funding a shortfall, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
The Company has guaranteed $113 million of Hulu’s $338 million term loan, which expires in August 2022. The Company is also committed to make a capital contribution of approximately $450 million to Hulu in calendar 2018. For the year ended September 29, 2018, the Company made contributions of $341 million against this commitment.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of television program rights and vacation ownership units. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $1.0 billion as of September 29, 2018. Fiscal 2018 activity related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was $0.7 billion as of September 29, 2018. Fiscal 2018 activity related to the allowance for credit losses was not material.

15	Fair Value Measurement
The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level. See Note 10 for definitions of fair value measures and the Levels within the fair value hierarchy.

	Fair Value Measurement at September 29, 2018
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$38	$—	$—	$38
Derivatives
Interest rate	—	—	—	—
Foreign exchange	—	469	—	469
Other	—	15	—	15
Liabilities
Derivatives
Interest rate	—	(410)	—	(410)
Foreign exchange	—	(274)	—	(274)
Total recorded at fair value	$38	$(200)	$—	$(162)
Fair value of borrowings	$—	$19,826	$1,171	$20,997

	Fair Value Measurement at September 30, 2017
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$36	$—	$—	$36
Derivatives
Interest rate	—	10	—	10
Foreign exchange	—	403	—	403
Other	—	8	—	8
Liabilities
Derivatives
Interest rate	—	(122)	—	(122)
Foreign exchange	—	(427)	—	(427)
Total recorded at fair value	$36	$(128)	$—	$(92)
Fair value of borrowings	$—	$23,110	$2,764	$25,874
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
Level 3 borrowings include Asia Theme Park borrowings, which are valued based on the current borrowing cost and credit risk of the Asia Theme Parks as well as historical market transactions and prevailing market interest rates. Level 3 borrowings at September 30, 2017 also include borrowings in connection with the acquisition of BAMTech, which were paid in January 2018.
The Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values.
The Company also has assets that are required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate the asset should be evaluated for impairment. Goodwill and indefinite lived intangible assets must be evaluated at least annually. During fiscal 2018, the Company recorded impairment charges for two equity investments that had a fair value of $392 million and a carrying value of $602 million. The fair value reflected the estimated discounted future cash flows, which is a Level 3 valuation technique. The impairment of $210 million was recorded in “Equity in the income (loss) of investees, net” in the Consolidated Statements of Income. During fiscal 2017, the Company recorded film production cost impairment charges of $115 million, which were reported in “Cost of services” in the Consolidated Statements of Income. At September 30, 2017, the aggregate carrying value of the films for which we prepared the fair value analyses was $143 million. The film impairment charges reflected the excess of the unamortized cost of the impaired films over their estimated fair value using estimated discounted future cash flows.
Credit Concentrations
The Company monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments on an ongoing basis and does not currently anticipate nonperformance by the counterparties.
The Company does not expect that it would realize a material loss, based on the fair value of its derivative financial instruments as of September 29, 2018, in the event of nonperformance by any single derivative counterparty. The Company generally enters into derivative transactions only with counterparties that have a credit rating of A- or better and requires collateral in the event credit ratings fall below A- or aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.
The Company does not have material cash and cash equivalent balances with financial institutions that have below investment grade credit ratings and maintains short-term liquidity needs in high quality money market funds. As of September 29, 2018, the Company did not have balances (excluding money market funds) with individual financial institutions that exceeded 10% of the Company’s total cash and cash equivalents.
The Company’s trade receivables and financial investments do not represent a significant concentration of credit risk at September 29, 2018 due to the wide variety of customers and markets in which the Company’s products are sold, the dispersion of our customers across geographic areas and the diversification of the Company’s portfolio among financial institutions.

16	Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of September 29, 2018
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$166	$169	$(80)	$(39)
Interest rate	—	—	(329)	—
Other	13	2	—	—
Derivatives not designated as hedges
Foreign exchange	38	96	(95)	(60)
Interest Rate	—	—	—	(81)
Gross fair value of derivatives	217	267	(504)	(180)
Counterparty netting	(158)	(227)	254	131
Cash collateral (received)/paid	—	—	135	5
Net derivative positions	$59	$40	$(115)	$(44)

	As of September 30, 2017
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$175	$190	$(192)	$(170)
Interest rate	—	10	(106)	—
Other	6	2	—	—
Derivatives not designated as hedges
Foreign exchange	38	—	(46)	(19)
Interest Rate	—	—	—	(16)
Gross fair value of derivatives	219	202	(344)	(205)
Counterparty netting	(142)	(190)	188	144
Cash collateral (received)/paid	(20)	(7)	19	—
Net derivative positions	$57	$5	$(137)	$(61)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of September 29, 2018 and September 30, 2017, the total notional amount of the Company’s pay-floating interest rate swaps was $7.6 billion and $8.2 billion, respectively. The following table summarizes adjustments related to fair value hedges included in “Interest expense, net” in the Consolidated Statements of Income.

	2018	2017	2016
Gain (loss) on interest rate swaps	$(230)	$(211)	$18
Gain (loss) on hedged borrowings	230	211	(18)
In addition, the Company realized net expense of $15 million during fiscal 2018 and net benefits of $35 million and $94 million for fiscal years 2017 and 2016, respectively, in “Interest expense, net” related to pay-floating interest rate swaps.
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at September 29, 2018 or at September 30, 2017, and gains and losses related to pay-fixed swaps recognized in earnings for fiscal years 2018, 2017 and 2016 were not material.
To facilitate its interest rate risk management activities, the Company sold options in November 2016, October 2017 and April 2018 to enter into a future pay-floating interest rate swaps indexed to LIBOR for $2.0 billion in future borrowings. The fair values of these contracts were $81 million and $16 million at September 29, 2018 and September 30, 2017, respectively. The options are not designated as hedges and do not qualify for hedge accounting; accordingly, changes in their fair value are recorded in earnings.
Foreign Exchange Risk Management
The Company transacts business globally and is subject to risks associated with changing foreign currency exchange rates. The Company’s objective is to reduce earnings and cash flow fluctuations associated with foreign currency exchange rate changes, enabling management to focus on core business issues and challenges.
The Company enters into option and forward contracts that change in value as foreign currency exchange rates change to protect the value of its existing foreign currency assets, liabilities, firm commitments and forecasted but not firmly committed foreign currency transactions. In accordance with policy, the Company hedges its forecasted foreign currency transactions for periods generally not to exceed four years within an established minimum and maximum range of annual exposure. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related forecasted transaction, asset, liability or firm commitment. The principal currencies hedged are the euro, Japanese yen, Canadian dollar, Chinese yuan and British pound. Cross-currency swaps are used to effectively convert foreign currency-denominated borrowings into U.S. dollar denominated borrowings.
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of September 29, 2018 and September 30, 2017, the notional amounts of the Company’s net foreign exchange cash flow hedges were $6.2 billion and $6.3 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for fiscal years 2018, 2017 and 2016 were not material. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months totaled $92 million.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at September 29, 2018 and September 30, 2017 were $3.3 billion and $3.6 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities for fiscal years 2018, 2017 and 2016 by the corresponding line item in which they are recorded in the Consolidated Statements of Income:

	Costs and Expenses			Interest expense, net			Income Tax Expense
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Net gains (losses) on foreign currency denominated assets and liabilities	$(146)	$105	$2	$39	$(13)	$(2)	$29	$3	$49
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	104	(120)	(65)	(46)	11	—	(19)	24	(24)
Net gains (losses)	$(42)	$(15)	$(63)	$(7)	$(2)	$(2)	$10	$27	$25
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices, and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at September 29, 2018 and September 30, 2017 and related gains or losses recognized in earnings were not material for fiscal years 2018, 2017 and 2016.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount and fair value of these contracts at September 29, 2018 and September 30, 2017 were not material. The related gains or losses recognized in earnings were not material for fiscal years 2018, 2017 and 2016.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $299 million and $217 million at September 29, 2018 and September 30, 2017, respectively.

17	Restructuring and Impairment Charges
The Company recorded $33 million, $98 million and $156 million of restructuring and impairment charges in fiscal years 2018, 2017 and 2016, respectively. Charges in fiscal 2018 were due to severance costs. Charges in fiscal 2017 were due to severance costs and asset impairments. Charges in fiscal 2016 were due to asset impairments and severance and contract termination costs.

18	New Accounting Pronouncements
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the Financial Accounting Standards Board (FASB) issued guidance as a result of the Tax Act to permit the reclassification of certain tax effects from AOCI to retained earnings. Current accounting guidance requires that adjustments to deferred tax assets and liabilities for changes in enacted tax rates be recorded through income from continuing operations even if the deferred taxes were originally established through comprehensive income. The new guidance allows companies to make a one-time election to reclassify the tax effects resulting from the Tax Act on items in AOCI to retained earnings. The new guidance is effective beginning with the first quarter of the Company’s 2020 fiscal year (with early adoption permitted). The guidance should be applied either retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized or as a cumulative adjustment in the first period of adoption. The Company is still assessing whether it will make the one-time election to reclassify the tax-effects to retained earnings.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued guidance to improve certain aspects of the hedge accounting model including making more risk management strategies eligible for hedge accounting and simplifying the assessment of hedge effectiveness. The Company will adopt the standard in the first quarter of fiscal 2019. The adoption will not have a material impact on our consolidated financial statements as our historical hedging ineffectiveness has been immaterial.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued guidance that requires presentation of the components of net periodic pension and postretirement benefit costs other than service costs, in an income statement line item outside of a subtotal of income from operations. The service cost component will continue to be presented in the same line items as other employee compensation costs. In addition, under the guidance only service costs are eligible for capitalization, for example, as part of a self-constructed fixed asset or a film production. The Company will adopt the standard in the first quarter of fiscal 2019. The adoption will not have a material impact on our consolidated financial statements. The guidance is required to be adopted retrospectively with respect to income statement presentation and prospectively for the capitalization requirement. See Note 10 for the amount of each component of net periodic pension and postretirement benefit costs we have reported historically. These amounts of net periodic pension and postretirement benefit costs are not necessarily indicative of amounts that may arise in future fiscal years.
Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued guidance that requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs instead of when the asset is ultimately sold to an outside party. The Company will adopt the standard in the first quarter of fiscal 2019. The adoption will not have a material impact on our consolidated financial statements. The guidance requires prospective adoption with a cumulative-effect adjustment to retained earnings at the beginning of fiscal 2019.
Leases
In February 2016, the FASB issued a new lease accounting standard, which requires the present value of committed operating lease payments to be recorded as right-of-use lease assets and lease liabilities on the balance sheet. The Company is currently assessing the impact of the new guidance on its financial statements. The standard can be adopted either as of the effective date without restating prior periods or retrospectively by restating prior periods. The guidance is effective at the beginning of the Company’s 2020 fiscal year (with early adoption permitted). As of September 29, 2018, the Company had an estimated $3.6 billion in undiscounted future minimum lease commitments.
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

We have developed processes to capture the information necessary for the expanded disclosures required under the new guidance, and implemented updates needed to our internal controls to support our new revenue recognition policies and disclosure requirements.
The guidance may be adopted either by restating fiscal 2017 and 2018 to reflect the impact of the new guidance (full retrospective method) or by recording the impact of adoption as an adjustment to retained earnings at the beginning of fiscal 2019 (modified retrospective method). The Company will adopt the standard in the first quarter of fiscal 2019 using the modified retrospective method. The adoption will not have a material impact on our consolidated financial statements.
The Company’s equity method investees are considered private companies for purposes of applying the new guidance and are not required to adopt the new standard until fiscal years beginning after December 15, 2018. Our significant equity method investees have substantially completed their assessment of the impact of adopting the new standard on their financial statements. We currently do not expect any material impacts to the Company’s consolidated financial statements upon the investees’ adoption of the new guidance.

QUARTERLY FINANCIAL SUMMARY
(in millions, except per share data)

(unaudited)	Q1		Q2		Q3		Q4
2018
Revenues	$15,351		$14,548		$15,228		$14,307
Segment operating income (5)	3,986		4,237		4,193		3,290
Net income	4,473		3,115		3,059		2,419
Net income attributable to Disney	4,423		2,937		2,916		2,322
Earnings per share:
Diluted	$2.91	(1)	$1.95	(2)	$1.95	(3)	$1.55	(4)
Basic	2.93		1.95		1.96		1.56
2017
Revenues	$14,784		$13,336		$14,238		$12,779
Segment operating income (5)	3,956		3,996		4,011		2,812
Net income	2,488		2,539		2,474		1,865
Net income attributable to Disney	2,479		2,388		2,366		1,747
Earnings per share:
Diluted	$1.55		$1.50		$1.51	(3)	$1.13	(4)
Basic	1.56		1.51		1.51		1.14

(1)
Results for the first quarter of fiscal 2018 included an estimated net benefit from the Deferred Remeasurement, partially offset by the Deemed Repatriation Tax as a result of the Tax Act (Tax Act Estimate), which had a favorable impact of $1.00 on diluted earnings per share, and a gain from the sale of property rights, which had a favorable impact of $0.03 on diluted earnings per share. These favorable impacts were partially offset by restructuring and impairment charges, which had an adverse impact of $0.01 on diluted earnings per share.

(2)
Results for the second quarter of fiscal 2018 included a net benefit of updating prior-period Tax Act estimate, which had a favorable impact of $0.09 on diluted earnings per share, and proceeds from legal insurance recoveries, which had a favorable impact of $0.02 on diluted earnings per share. These favorable impacts were partially offset by restructuring and impairment charges, which had an adverse impact of $0.01 per diluted earnings per share.

(3)
Results for the third quarter of fiscal 2018 included a net benefit of updating prior-period Tax Act estimate, which had a favorable impact of $0.07 on diluted earnings per share. Results for the third quarter of fiscal 2017 included a charge, net of committed insurance recoveries, incurred in connection with the settlement of litigation, which had an adverse impact of $0.07 on diluted earnings per share.

(4)
Results for the fourth quarter of fiscal 2018 included a gain in connection with the sale of real estate, which had a favorable impact of $0.25 on diluted earnings per share, partially offset by equity investment impairments, which had an adverse impact of $0.11 per diluted earnings per share, and the impact of updating prior-period Tax Act estimate, which had an adverse impact of $0.06 per diluted earnings per share. Results for the fourth quarter of fiscal 2017 included a non-cash net gain in connection with the acquisition of a controlling interest in BAMTech, which had a favorable impact of $0.10 per diluted earnings per share, partially offset by restructuring and impairment charges, which had an adverse impact of $0.04 per diluted earnings per share.

(5)
Segment operating results reflect earnings before the corporate and unallocated shared expenses, restructuring and impairment charges, other income, net, interest expense, net, income taxes and noncontrolling interests.