Form 10-Q
period 2018-12-29
WALT DISNEY CO/
filed 2019-02-05
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
December 29, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,490,776,763 shares of common stock outstanding as of January 30, 2019.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended
	December 29, 2018	December 30, 2017
Revenues:
Services	$12,866	$12,984
Products	2,437	2,367
Total revenues	15,303	15,351
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(7,564)	(7,324)
Cost of products (exclusive of depreciation and amortization)	(1,437)	(1,405)
Selling, general, administrative and other	(2,152)	(2,087)
Depreciation and amortization	(732)	(742)
Total costs and expenses	(11,885)	(11,558)
Restructuring and impairment charges	—	(15)
Other income	—	53
Interest expense, net	(63)	(129)
Equity in the income of investees	76	43
Income before income taxes	3,431	3,745
Income taxes	(645)	728
Net income	2,786	4,473
Less: Net (income) loss attributable to noncontrolling interests	2	(50)
Net income attributable to The Walt Disney Company (Disney)	$2,788	$4,423

Earnings per share attributable to Disney:
Diluted	$1.86	$2.91

Basic	$1.87	$2.93

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,498	1,521

Basic	1,490	1,512

Dividends declared per share	$0.88	$0.84
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended
	December 29, 2018	December 30, 2017
Net income	$2,786	$4,473
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	—	(1)
Market value adjustments for hedges	(9)	18
Pension and postretirement medical plan adjustments	53	61
Foreign currency translation and other	(21)	87
Other comprehensive income	23	165
Comprehensive income	2,809	4,638
Net (income) loss attributable to noncontrolling interests, including redeemable noncontrolling interests	2	(50)
Other comprehensive (income) attributable to noncontrolling interests	(2)	(41)
Comprehensive income attributable to Disney	$2,809	$4,547

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	December 29, 2018	September 29, 2018
ASSETS
Current assets
Cash and cash equivalents	$4,455	$4,150
Receivables	10,123	9,334
Inventories	1,357	1,392
Television costs and advances	824	1,314
Other current assets	778	635
Total current assets	17,537	16,825
Film and television costs	8,177	7,888
Investments	2,970	2,899
Parks, resorts and other property
Attractions, buildings and equipment	55,385	55,238
Accumulated depreciation	(31,069)	(30,764)
	24,316	24,474
Projects in progress	4,336	3,942
Land	1,145	1,124
	29,797	29,540
Intangible assets, net	6,747	6,812
Goodwill	31,289	31,269
Other assets	3,424	3,365
Total assets	$99,941	$98,598

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$10,696	$9,479
Current portion of borrowings	3,489	3,790
Deferred revenue and other	3,434	4,591
Total current liabilities	17,619	17,860
Borrowings	17,176	17,084
Deferred income taxes	3,177	3,109
Other long-term liabilities	6,452	6,590
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	1,124	1,123
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 2.9 billion shares	36,799	36,779
Retained earnings	84,887	82,679
Accumulated other comprehensive loss	(3,782)	(3,097)
	117,904	116,361
Treasury stock, at cost, 1.4 billion shares	(67,588)	(67,588)
Total Disney Shareholders’ equity	50,316	48,773
Noncontrolling interests	4,077	4,059
Total equity	54,393	52,832
Total liabilities and equity	$99,941	$98,598
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Quarter Ended
	December 29, 2018	December 30, 2017
OPERATING ACTIVITIES
Net income	$2,786	$4,473
Depreciation and amortization	732	742
Deferred income taxes	46	(1,726)
Equity in the income of investees	(76)	(43)
Cash distributions received from equity investees	170	170
Net change in film and television costs and advances	468	34
Equity-based compensation	92	94
Other	61	139
Changes in operating assets and liabilities:
Receivables	(1,078)	(1,378)
Inventories	32	65
Other assets	25	(29)
Accounts payable and other liabilities	(1,289)	(1,160)
Income taxes	130	856
Cash provided by operations	2,099	2,237

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(1,195)	(981)
Other	(141)	(62)
Cash used in investing activities	(1,336)	(1,043)

FINANCING ACTIVITIES
Commercial paper borrowings/(payments), net	(302)	1,140
Borrowings	—	1,025
Reduction of borrowings	—	(1,330)
Repurchases of common stock	—	(1,313)
Proceeds from exercise of stock options	37	50
Other	(146)	(156)
Cash used in financing activities	(411)	(584)

Impact of exchange rates on cash, cash equivalents and restricted cash	(44)	21

Change in cash, cash equivalents and restricted cash	308	631
Cash, cash equivalents and restricted cash, beginning of period	4,155	4,064
Cash, cash equivalents and restricted cash, end of period	$4,463	$4,695
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests (1)	Total Equity
Balance at September 29, 2018	1,488	$36,779	$82,679	$(3,097)	$(67,588)	$48,773	$4,059	$52,832
Comprehensive income	—	—	2,788	21	—	2,809	(1)	2,808
Equity compensation activity	2	20	—	—	—	20	—	20
Dividends	—	—	(1,310)	—	—	(1,310)	—	(1,310)
Contributions	—	—	—	—	—	—	20	20
Adoption of new accounting standards:
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	691	(691)	—	—	—	—
Intra-Entity Transfers of Assets Other Than Inventory	—	—	129	—	—	129	—	129
Revenues from Contracts with Customers	—	—	(116)	—	—	(116)	—	(116)
Other	—	—	22	(15)	—	7	—	7
Distributions and other	—	—	4	—	—	4	(1)	3
Balance at December 29, 2018	1,490	$36,799	$84,887	$(3,782)	$(67,588)	$50,316	$4,077	$54,393

Balance at September 30, 2017	1,517	$36,248	$72,606	$(3,528)	$(64,011)	$41,315	$3,689	$45,004
Comprehensive income	—	—	4,423	124	—	4,547	97	4,644
Equity compensation activity	3	6	—	—	—	6	—	6
Common stock repurchases	(13)	—	—	—	(1,313)	(1,313)	—	(1,313)
Dividends	—	—	(1,266)	—	—	(1,266)	—	(1,266)
Distributions and other	—	—	—	—	—	—	8	8
Balance at December 30, 2017	1,507	$36,254	$75,763	$(3,404)	$(65,324)	$43,289	$3,794	$47,083

(1)	Excludes redeemable noncontrolling interest
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the quarter ended December 29, 2018 are not necessarily indicative of the results that may be expected for the year ending September 28, 2019.
These financial statements should be read in conjunction with the Company’s 2018 Annual Report on Form 10-K.
The Company enters into relationships or investments with other entities that may be variable interest entities (VIE). A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant (as defined by ASC 810-10-25-38) to the VIE. Hong Kong Disneyland Resort and Shanghai Disney Resort (together the Asia Theme Parks) are VIEs in which the Company has less than 50% equity ownership. Company subsidiaries (the Management Companies) have management agreements with the Asia Theme Parks, which provide the Management Companies, subject to certain protective rights of joint venture partners, with the ability to direct the day-to-day operating activities and the development of business strategies that we believe most significantly impact the economic performance of the Asia Theme Parks. In addition, the Management Companies receive management fees under these arrangements that we believe could be significant to the Asia Theme Parks. Therefore, the Company has consolidated the Asia Theme Parks in its financial statements.
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
Reclassifications
Certain reclassifications have been made in fiscal 2018 financial statements and notes to conform to the fiscal 2019 presentation.

2.	Description of Business and Segment Information
Our operating segments report separate financial information, which is evaluated regularly by the Chief Executive Officer in order to decide how to allocate resources and to assess performance.
Effective in fiscal 2019, the Company started reporting its results in the following operating segments:

•	Media Networks;

•	Parks, Experiences & Consumer Products;

•	Studio Entertainment; and

•	Direct-to-Consumer & International
The Parks, Experiences & Consumer Products segment reflects the combination of the former Parks & Resorts and Consumer Products & Interactive Media segments. Certain businesses that were previously reported in Media Networks, Studio Entertainment and Consumer Products & Interactive Media are now reported in Direct-to-Consumer & International (DTCI). Fiscal 2018 segment operating results have been recast to align with the fiscal 2019 presentation.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

DESCRIPTION OF BUSINESS
Media Networks

•	Significant operations:

◦	Disney, ESPN and Freeform branded domestic cable networks

◦	ABC branded broadcast television network and eight owned domestic television stations

◦	Television programming, production and distribution

◦	A 50% equity investment in A+E Television Networks (A+E), which operates a variety of cable channels including A&E, HISTORY and Lifetime

•	Significant revenues:

◦
Affiliate fees - Fees charged to multi-channel video programming distributors (i.e. cable, satellite, telecommunications and digital over-the-top (e.g. Hulu, YouTube TV) service providers) (“MVPDs”) and to television stations affiliated with the ABC Network for the right to deliver our programming to their customers

◦
Advertising - Sales of ad time/space on our domestic networks and related platforms, except non-ratings-based advertising on digital platforms (“ratings-based ad sales”), and the sale of time on our domestic television stations. Ratings-based ad sales are generally determined using viewership measured with Nielsen ratings. Non-ratings-based advertising on digital platforms will be reported by DTCI as discussed in the DTCI section

◦	TV/SVOD distribution - Licensing fees and other revenues for the right to use our television programs and productions and content transactions with other Company segments (“program sales”)

•	Significant expenses:

◦	Operating expenses consisting primarily of programming and production costs, participations and residuals expense, technical support costs, operating labor, and distribution costs

◦	Selling, general and administrative costs

◦	Depreciation and amortization
Parks, Experiences & Consumer Products

•	Significant operations:

◦	Parks & Experiences:

▪
Theme parks and resorts, which include: Walt Disney World Resort in Florida; Disneyland Resort in California; Disneyland Paris; and 47% and 43% interests in Hong Kong Disneyland Resort and Shanghai Disney Resort, respectively, all of which are consolidated in our results. Additionally, the Company licenses our intellectual property to a third party to operate Tokyo Disney Resort

▪	Disney Cruise Line, Disney Vacation Club and Aulani, a Disney Resort & Spa in Hawaii

◦	Consumer Products:

▪	Licensing of our trade names, characters, visual, literary and other intellectual properties to various manufacturers, game developers, publishers and retailers throughout the world

▪
Sale of branded merchandise through retail, online and wholesale businesses, and development and publishing of books, magazines, comic books and games. As of the end of fiscal 2018, the Company had substantially exited the vertical games development business

•	Significant revenues:

◦	Theme park admissions - Sales of tickets for admission to our theme parks

◦	Parks & Experiences merchandise, food and beverage - Sales of merchandise, food and beverages at our theme parks and resorts and cruise ships

◦	Resorts and vacations - Sales of room nights at hotels, sales of cruise vacations and sales and rentals of vacation club properties

◦	Merchandise licensing and retail

▪	Merchandise licensing - Royalties from intellectual property licensing

▪	Retail - Sales of merchandise at The Disney Stores and through branded internet shopping sites, as well as, to wholesalers (including sales of published materials and games)

◦	Parks licensing and other - Revenues from sponsorships and co-branding opportunities, real estate rent and sales, and royalties from Tokyo Disney Resort

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

•	Significant expenses:

◦
Operating expenses consisting primarily of operating labor, costs of goods sold, infrastructure costs, supplies, commissions and entertainment offerings. Infrastructure costs include information systems expense, repairs and maintenance, utilities and fuel, property taxes, retail occupancy costs, insurance, and transportation

◦	Selling, general and administrative costs

◦	Depreciation and amortization
Studio Entertainment

•	Significant operations:

◦	Motion picture production and distribution under the Walt Disney Pictures, Pixar, Marvel, Lucasfilm and Touchstone banners

◦	Development, production and licensing of live entertainment events on Broadway and around the world (“Stage plays”)

•	Significant revenues:

◦	Theatrical distribution - Rentals from licensing our motion pictures to theaters

◦	Home entertainment - Sale of our motion pictures to retailers and distributors in physical (DVD and Blu-ray) and electronic formats

◦
TV/SVOD distribution and other - Licensing fees and other revenue for the right to use our motion picture productions, content transactions with other Company segments, ticket sales from stage plays and fees from licensing our intellectual properties for use in live entertainment productions

•	Significant expenses:

◦	Operating expenses consisting primarily of amortization of production, participations and residuals costs, distribution costs and costs of sales

◦	Selling, general and administrative costs

◦	Depreciation and amortization
Direct-to-Consumer & International

•	Significant operations:

◦	Disney and ESPN branded international television networks and channels (“International Channels”)

◦	Direct-to-consumer (DTC) businesses:

▪	ESPN+ streaming service, which was launched in April 2018

▪	Disney+ streaming service, which we plan to launch in late 2019

◦	Other Company branded digital content distribution platforms and services

◦	BAMTech LLC (BAMTech) (owned 75% by the Company since September 25, 2017), which provides streaming technology services

◦	Equity investments:

▪	A 30% interest in Hulu, which aggregates acquired television and film entertainment content and original content produced by Hulu and distributes it digitally to internet-connected devices

▪	A 21% effective ownership in Vice Group Holdings, Inc. (Vice), which is a media company that targets millennial audiences. Vice operates Viceland, which is owned 50% by Vice and 50% by A+E

•	Significant revenues:

◦	Affiliate fees - Fees charged to MVPDs for the right to deliver our International Channels to their customers

◦
Advertising - Sales of ad time/space on our International Channels. Sales of non-ratings based ad time/space on digital platforms (“addressable ad sales”). In general, addressable ad sales are delivered using technology that allows for dynamic insertion of advertisements into video content, which can be targeted to specific viewer groups

◦	Subscription fees and other - Fees charged to customers/subscribers for our DTC streaming and other services and fees charged for streaming technology services

•	Significant expenses:

◦
Operating expenses consisting primarily of programming and production costs (including programming, production and branded digital content obtained from other Company segments), technical support costs, operating labor and distribution costs

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

◦	Selling, general and administrative costs

◦	Depreciation and amortization
SEGMENT INFORMATION
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
Intersegment content transactions (e.g. feature films aired on the ABC Television Network) are presented “gross” (i.e. the segment producing the content reports revenue and profit from intersegment transactions in a manner similar to the reporting of third-party transactions, and the required eliminations are reported on a separate “Eliminations” line when presenting a summary of our segment results). Previously, these transactions were reported “net”, and the intersegment revenue was eliminated in the results of the segment producing the content. Fiscal 2018 intersegment content transactions have been recast to align with the fiscal 2019 presentation.
Segment revenues and segment operating income are as follows:

	Quarter Ended
	December 29, 2018	December 30, 2017
Revenues (1):
Media Networks	$5,921	$5,555
Parks, Experiences & Consumer Products	6,824	6,527
Studio Entertainment	1,824	2,509
Direct-to-Consumer & International	918	931
Eliminations(2)	(184)	(171)
	$15,303	$15,351
Segment operating income (1):
Media Networks	$1,330	$1,243
Parks, Experiences & Consumer Products	2,152	1,954
Studio Entertainment	309	825
Direct-to-Consumer & International	(136)	(42)
Eliminations	—	6
	$3,655	$3,986

(1)
Studio Entertainment revenues and operating income include an allocation of Parks, Experiences & Consumer Products revenues, which is meant to reflect royalties on sales of merchandise based on film properties. The increase to Studio Entertainment revenues and operating income and corresponding decrease to Parks, Experiences & Consumer Products revenues and operating income was $154 million and $171 million for the quarters ended December 29, 2018 and December 30, 2017, respectively.

(2)	Intersegment content transactions are as follows:

	Quarter Ended
(in millions)	December 29, 2018	December 30, 2017
Revenues
Studio Entertainment:
Content transactions with Media Networks	$(21)	$(31)
Content transactions with Direct-to-Consumer & International	(18)	(8)
Media Networks:
Content transactions with Direct-to-Consumer & International	(145)	(132)
Total revenues	$(184)	$(171)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Equity in the income/(loss) of investees is included in segment operating income as follows:

	Quarter Ended
	December 29, 2018	December 30, 2017
Media Networks	$179	$159
Parks, Experiences & Consumer Products	(12)	(7)
Direct-to-Consumer & International	(91)	(109)
Equity in the income / (loss) of investees	$76	$43

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended
	December 29, 2018	December 30, 2017
Segment operating income	$3,655	$3,986
Corporate and unallocated shared expenses	(161)	(150)
Restructuring and impairment charges	—	(15)
Other income	—	53
Interest expense, net	(63)	(129)
Income before income taxes	$3,431	$3,745

3.	Revenues
On September 30, 2018, the Company adopted Financial Accounting Standards Board (FASB) guidance, which replaced the existing accounting standards for revenue recognition with a single comprehensive five-step model (“new revenue standard”). The core principle is to recognize revenue upon the transfer of control of goods or services to customers at an amount that reflects the consideration expected to be received. We adopted the new revenue standard using the modified retrospective method, therefore results for reporting periods beginning after September 30, 2018 are presented under the new revenue standard, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting. Upon adoption, we elected to apply the new revenue standard to all contracts and we recorded a net reduction to opening retained earnings of $116 million.
The most significant changes to the Company’s revenue recognition policies resulting from the adoption of the new revenue standard are as follows:

•
For television and film content licensing agreements with multiple availability windows with the same licensee, the Company now defers more revenue to future windows than under the previous accounting guidance.

•
For licenses of character images, brands and trademarks with minimum guaranteed license fees, the excess of the minimum guaranteed amount over actual amounts earned based on a percentage of the licensee’s underlying sales (“minimum guarantee shortfall”) is now recognized straight-line over the remaining license period once an expected shortfall is identified. Previously, shortfalls were recognized at the end of the contract period.

•
For licenses that include multiple television and film titles with a minimum guaranteed license fee across all titles that earns out against the aggregate fees based on the licensee’s underlying sales, the Company now allocates the minimum guaranteed license fee to each title at contract inception and recognizes the allocated license fee as revenue when the title is made available to the customer. License fees earned in excess of the allocated minimum guaranteed amount by title are deferred until the aggregate contractual minimum guarantee is exceeded and then recognized as revenue as earned based on the licensee’s underlying sales. Previously, license fees were recognized as earned based on the licensee’s underlying sales with any shortfalls recognized at the end of the contract period.

•
For renewals or extensions of license agreements for television and film content, revenues are now recognized when the licensed content becomes available under the renewal or extension. Previously, revenues were recognized when the agreement was renewed or extended.

The adoption of the new revenue standard resulted in certain reclassifications on the Condensed Consolidated Balance Sheet. The primary changes are the reclassification of sales returns reserves (previously reported as a reduction of receivables)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

to other accrued liabilities ($163 million at December 29, 2018) and the reclassification of refundable customer advances (previously reported as deferred revenues) to other accrued liabilities ($739 million at December 29, 2018).
The cumulative effect of adoption at September 29, 2018 and the impact at December 29, 2018 (had we not applied the new revenue standard) on the Condensed Consolidated Balance Sheet is as follows:

	September 29, 2018			December 29, 2018
	Fiscal 2018 Ending Balances as Reported	Effect of Adoption	Q1 2019 Opening Balances	Balances Assuming Historical Accounting	Q1 2019 Impact of New Revenue Standard	Q1 2019 Ending Balances as Reported
Assets
Receivables - current/non-current	$11,262	$(241)	$11,021	$12,030	$(102)	$11,928
Film and television costs and advances - current/non-current	9,202	48	9,250	8,968	33	9,001

Liabilities
Accounts payable and other accrued liabilities	9,479	1,039	10,518	9,799	897	10,696
Deferred revenue and other	4,591	(1,082)	3,509	4,342	(908)	3,434
Deferred income taxes	3,109	(34)	3,075	3,208	(31)	3,177

Equity	52,832	(116)	52,716	54,420	(27)	54,393

The impact on the Condensed Consolidated Statement of Income for the quarter ended December 29, 2018, due to the adoption of the new revenue standard is as follows:

	Quarter ended December 29, 2018
	Results Assuming Historical Accounting	Impact of New Revenue Standard	Reported
Revenues	$15,109	$194	$15,303
Cost and Expenses	(11,806)	(79)	(11,885)
Income Taxes	(619)	(26)	(645)
Net Income	2,697	89	2,786

The most significant impacts were at the Media Networks and Parks, Experiences & Consumer Products segments, both of which reflected a change in the timing of revenue recognition on contracts with minimum guarantees.
Summary of Significant Revenue Recognition Accounting Policies
The Company generates revenue from the sale of both services and products. Revenue is recognized when control of the services or products is transferred to the customer. The amount of revenue recognized reflects the consideration the Company expects to receive in exchange for the services or products.
The Company has three broad categories of service revenues: licenses of rights to use our intellectual property, sales to guests at our Parks and Experiences businesses, and advertising. The Company’s primary product revenues include the sale of food, beverage and merchandise at our parks, resorts and retail stores and the sale of film and television productions in physical formats (DVD and Blu-ray).
The new revenue standard defines two types of licenses of intellectual property (“IP”): IP that has “standalone functionality,” which is called functional IP, and all other IP, which is called symbolic IP. Revenue related to the license of functional IP is generally recognized upon delivery (availability) of the IP to the customer. The substantial majority of the Company’s film and television content distribution activities at the Media Networks, Studio Entertainment and DTCI segments is considered licensing of functional IP. Revenue related to the license of symbolic IP is generally recognized over the term of the license. The Company’s primary revenue stream derived from symbolic IP is the licensing of trade names, characters, visual and literary properties at the Parks, Experiences & Consumer Products segment.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

More detailed information about the revenue recognition policies for our key revenues is as follows:

•
Affiliate fees - Fees charged to affiliates (i.e., MVPDs or television stations) for the right to deliver our television network programming on a continuous basis to their customers are recognized as the programming is provided based on contractually specified per subscriber rates and the actual number of the affiliate’s customers receiving the programming.

Affiliate contracts may include a minimum guaranteed license fee. For these contracts, the guaranteed license fee is recognized ratably over the guaranteed period and any fees earned in excess of the guarantee are recognized as earned once the minimum guarantee has been exceeded.
Affiliate agreements may also include a license to use the network programming for on demand viewing. As the fees charged under these contracts are generally based on a contractually specified per subscriber rate for the number of underlying subscribers of the affiliate, revenues are recognized as earned.

•	Subscription fees - Fees charged to customers/subscribers for our DTC streaming and other services are recognized ratably over the term of the subscription.

•
Advertising - Sales of advertising time/space on our television networks, digital platforms, and television stations are recognized as revenue, net of agency commissions, when commercials are aired on television or delivered online. The performance obligation in advertising agreements is the delivery of ad time/space and may include a guaranteed number of impressions. When a contract contains a guaranteed number of impressions and the guaranteed number of impressions is not met (“ratings shortfall”), revenues are not recognized for the ratings shortfall until the guaranteed impressions are provided through the delivery of additional advertising time/space.

•	Theme park admissions - Sales of theme park tickets are recognized when the tickets are used. Sales of annual passes are recognized ratably over the period for which the pass is available for use.

•
Resorts and vacations - Sales of hotel room nights and cruise vacations and rentals of vacation club properties are recognized as the services are provided to the guest. Sales of vacation club properties are recognized when title to the property transfers to the customer.

•
Merchandise, food and beverage - Sales of merchandise, food and beverages at our theme parks and resorts, cruise ships and Disney Stores are recognized at the time of sale. Sales from our branded internet shopping sites and to wholesalers are recognized upon delivery. We estimate returns and customer incentives based upon historical return experience, current economic trends and projections of consumer demand for our products.

•
TV/SVOD distribution licensing - Fees charged for the right to use our television and motion picture productions are recognized as revenue when the content is available for use by the licensee. Contractual license fees may be for a fixed amount, based on performance in previous distribution windows (e.g., box office receipts) or based on underlying sales of the licensee.

TV/SVOD distribution contracts may contain more than one title and/or provide that certain titles are only available for use during defined periods of time during the contract term. In these instances, each title and/or period of availability is generally considered a separate performance obligation. For these contracts, license fees are allocated to each title and period of availability at contract inception based on relative standalone selling price using management’s best estimate. Revenue is recognized when the content is made available for use by the licensee.
For TV/SVOD licenses that include multiple titles subject to an aggregate minimum guaranteed license fee across all titles, the minimum guaranteed license fee is allocated to each title at contract inception and recognized as revenue when the title is available for use by the licensee. License fees earned in excess of the allocated minimum guarantee are deferred until the aggregate contractual minimum guaranteed license fee has been exceeded with the excess then recognized as earned.
When the term of an existing agreement is renewed or extended, revenues are recognized when the licensed content becomes available under the renewal or extension.

•
Theatrical distribution licensing - Fees charged for licensing of our motion pictures to theaters are recognized as revenue based on the contractual royalty rate applied to the theater’s underlying sales from exhibition of the film.

•
Merchandise licensing - Fees charged for the use of our trade names and characters in connection with the sale of a licensee’s products are recognized as revenue as the products are sold by the licensee applying a contractual royalty rate to the licensee sales. For licenses with minimum guaranteed license fees, the excess of the minimum guaranteed

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

amount over actual royalties earned from licensee sales (shortfall) is recognized straight-line over the remaining license period once an expected shortfall is probable.

•
Home entertainment - Sales of our motion pictures to retailers and distributors in physical formats (DVD and Blu-ray) are recognized as revenue on the later of the delivery date or the date that the product can be sold by retailers. We reduce home entertainment revenues for estimated future returns of merchandise and sales incentives based upon historical return experience, current economic trends and projections of consumer demand for our products. Sales of our motion pictures in electronic formats are recognized as revenue when the product is available for use by the consumer.

•	Taxes - Taxes collected from customers and remitted to governmental authorities are excluded from revenue.

•
Shipping and handling - Fees collected from customers for shipping and handling are recorded as revenue upon delivery of the product to the consumer. The related shipping expenses are recorded in cost of products upon delivery of the product to the customer.

The following table presents our revenues by segment and major source:

	Quarter Ended December 29, 2018
	Media Networks	Parks, Experiences & Consumer Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Affiliate fees	$3,075	$—	$—	$323	$—	$3,398
Advertising	2,023	2	—	417		2,442
Theme park admissions	—	1,933	—	—	—	1,933
Resort and vacations	—	1,531	—	—	—	1,531
Retail and wholesale sales of merchandise, food and beverage	—	2,122	—	—	—	2,122
TV/SVOD distribution licensing	722	—	605	34	(184)	1,177
Theatrical distribution licensing	—	—	373	—	—	373
Merchandise licensing	—	741	154	15	—	910
Home entertainment	—	—	425	28	—	453
Other	101	495	267	101	—	964
Total revenues	$5,921	$6,824	$1,824	$918	$(184)	$15,303

	Quarter Ended December 30, 2017(1)
	Media Networks	Parks, Experiences & Consumer Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Affiliate fees	$2,867	$—	$—	$338	$—	$3,205
Advertising	1,963	2	—	411	—	2,376
Theme park admissions	—	1,832	—	—	—	1,832
Resort and vacations	—	1,463	—	—	—	1,463
Retail and wholesale sales of merchandise, food and beverage	—	2,059	—	—	—	2,059
TV/SVOD distribution licensing	624	—	519	25	(171)	997
Theatrical distribution licensing	—	—	1,169	—	—	1,169
Merchandise licensing	—	776	171	18	—	965
Home entertainment	—	—	361	30	—	391
Other	101	395	289	109	—	894
Total revenues	$5,555	$6,527	$2,509	$931	$(171)	$15,351

(1)	The table presents our revenues by segment and major source under historical accounting.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents our revenues by segment and primary geographical markets:

	Quarter Ended December 29, 2018
	Media Networks	Parks, Experiences & Consumer Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
United States and Canada	$5,509	$5,142	$1,038	$404	$(164)	$11,929
Europe	152	1,065	413	180	(15)	1,795
Asia Pacific	79	551	286	118	(5)	1,029
Latin America	181	66	87	216	—	550
Total revenues	$5,921	$6,824	$1,824	$918	$(184)	$15,303

The amount of revenue recognized for the three months ended December 29, 2018 from performance obligations satisfied (or partially satisfied) in previous periods is $378 million, which primarily relates to revenues based on theatrical and TV/SVOD distribution licensee sales in the current quarter on titles made available to the licensee in previous quarters.
As of December 29, 2018, revenue expected to be recognized in the future for unsatisfied performance obligations is $13.3 billion, which primarily relates to content to be delivered in the future under existing agreements with television station affiliates and TV/SVOD licensees. Of this amount, we expect to recognize approximately $4.2 billion in the remainder of fiscal 2019, $3.6 billion in fiscal 2020, $2.3 billion in fiscal 2021, and $3.3 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are based on sales of the licensee.
Payment terms vary by the type and location of our customers and the products or services offered. For certain products or services and customer types, we require payment before the products or services are provided to the customer; in other cases, after appropriate credit evaluations, payment is due in arrears. Advertising contracts, which are generally short term, are billed monthly with payments generally due within 30 days. Payments due under affiliate arrangements are calculated monthly and are generally due within 45 days of month end. Home entertainment terms generally include payment within 60 to 90 days of availability date to the customer. Licensing payment terms vary by contract but are generally collected in advance or over the license term. The Company has accounts receivable with original maturities greater than one year related to the sale of film and television program rights and vacation club properties (see note 12). These receivables are discounted to present value based on a discount rate reflective of a separate financing transaction at contract inception. Therefore, the related revenues are recognized at the discounted amount.
When the timing of the Company’s revenue recognition is different from the timing of customer payments, the Company recognizes either a contract asset (customer payment is subsequent to revenue recognition and subject to the Company satisfying additional performance obligations) or deferred revenue (customer payment precedes the Company satisfying the performance obligations). Consideration due under contracts with payment in arrears are recognized as accounts receivable. Deferred revenues are recognized as revenue as (or when) the Company performs under the contract. Contract assets, accounts receivable and deferred revenues from contracts with customers are as follows:

	December 29, 2018	September 30, 2018
Contract assets	$146	$89
Accounts Receivable
Current	9,543	8,553
Non-current	1,561	1,640
Allowance for doubtful accounts	(230)	(226)
Deferred revenues
Current	2,968	2,926
Non-current	514	609

Contract assets relate to certain multi-season TV/SVOD licensing contracts. Activity for the quarter ended December 29, 2018 related to contract assets and the allowance for doubtful accounts was not material.
Deferred revenue primarily relates to nonrefundable consideration received in advance for (i) licensing contracts, theme park annual passes, theme park tickets and vacation packages and (ii) the deferral of advertising revenues due to ratings

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

shortfalls. For the three months ended December 29, 2018, $1.6 billion of revenues primarily related to theme park admissions and vacation packages included in the deferred revenue balance at the beginning of the period were recognized. The decrease in deferred revenues due to the revenues recognized was partially offset by the receipt of additional prepaid parks admissions, non-refundable travel deposits and advances on certain licensing arrangements.

4.	Acquisitions
Twenty-First Century Fox
On December 14, 2017, the Company and Twenty-First Century Fox, Inc. (“21CF”) announced a definitive agreement (the “Original Merger Agreement”) for the Company to acquire 21CF.
On June 20, 2018, the Company, TWDC Holdco 613 Corp (“New Disney”), a direct wholly owned subsidiary of the Company, and 21CF entered into an Amended and Restated Agreement and Plan of Merger (“Amended Merger Agreement”) for New Disney to acquire 21CF. The Amended Merger Agreement amends and restates the Original Merger Agreement in its entirety.
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
The Boards of Directors of the Company and 21CF have approved the transaction. On July 27, 2018, the Amended Merger Agreement was adopted by the requisite vote of 21CF’s shareholders, and the stock issuance was approved by the requisite vote of the Company’s shareholders. The consummation of the transaction is subject to various conditions, including, among others, (i) the consummation of the New Fox Separation, (ii) the receipt of certain tax opinions with respect to the treatment of the transaction under U.S. and Australian tax laws, and (iii) the receipt of certain regulatory approvals and governmental consents. The closing of the acquisition is expected to occur in the first half of calendar year 2019.
Pursuant to a consent decree with the DOJ, we are required to sell 21CF’s Regional Sports Networks (the “RSNs”) (the “RSN Divestiture”). Under the consent decree, the Company will have at least 90 days from the date of the acquisition to complete the RSN Divestiture, with the possibility that the DOJ can grant extensions of time up to another 90 days; and the DOJ must approve the purchaser(s) and terms and conditions of the RSN Divestiture. The decree is subject to the normal court approval process.
On November 6, 2018, the European Commission approved the acquisition on the condition that the Company divest its interests in certain cable channels in the European Economic Area that are controlled by A+E, including History, H2, Crime & Investigation, Blaze and Lifetime (“the EEA Channels”). A+E is owned 50% by the Company, and the Company plans to comply by divesting its interests in the entities that operate the EEA Channels while retaining its 50% ownership of A +E apart from the A+E entities operating the EEA Channels.
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
As described in an 8-K filed by the Company on October 5, 2018, based on the estimated number of shares of 21CF common stock outstanding as of September 27, 2018 and assuming an Average Company Stock Price of $111.6013 (which was the volume weighted average price of the Company’s stock over the 15-trading day period ending on September 27, 2018), and assuming no adjustment for the Transaction Tax, New Disney would be required to issue approximately 319 million shares of New Disney common stock to 21CF shareholders. New Disney will record the merger consideration based upon the cash paid, which will be funded from New Disney borrowings, plus the value of New Disney common stock issued to 21CF shareholders, which will be determined by the number of shares issued and the Company’s stock price on the closing date. We anticipate that we will repay approximately half of the borrowings shortly after the transaction closes using cash we expect to acquire from 21CF. New Disney will assume approximately $19 billion of 21CF debt that had an estimated fair value of approximately $23 billion as of September 30, 2018.
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
On October 22, 2018, the Company announced that the requisite number of consents had been received to adopt the Proposed Amendments with respect to all 21CFA Notes. Supplemental indentures effecting the Proposed Amendments were executed on October 22, 2018. Such supplemental indentures were valid and enforceable upon execution but will only become operative upon the settlement of the Exchange Offers and Consent Solicitations. The settlement of the Exchange Offers and Consent Solicitations is expected to occur on or around the closing date of the acquisition. If the acquisition is not consummated, or if the Exchange Offers and Consent Solicitations are otherwise terminated or withdrawn prior to settlement, the Proposed Amendments effected by the supplemental indentures will be deemed to be revoked retroactive to October 22, 2018.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Goodwill
The changes in the carrying amount of goodwill for the quarter ended December 29, 2018 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products & Interactive Media	Parks, Experiences & Consumer Products	Direct-to-Consumer & International	Total
Balance at Sep. 29, 2018	$19,388	$291	$7,164	$4,426	$—	$—	$31,269
Segment recast (1)	(3,399)	(291)	(70)	(4,426)	4,487	3,699	—
Other, net	—	—	9	—	—	11	20
Balance at Dec. 29, 2018	$15,989	$—	$7,103	$—	$4,487	$3,710	$31,289
(1)    Represents the reallocation of goodwill as a result of the Company recasting its segments (see Note 2).

5.	Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheet to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	December 29, 2018	September 29, 2018
Cash and cash equivalents	$4,455	$4,150
Restricted cash included in:
Other current assets	4	1
Other assets	4	4
Total cash, cash equivalents and restricted cash in the statement of cash flows	$4,463	$4,155

Borrowings
During the quarter ended December 29, 2018, the Company’s borrowing activity was as follows:

	September 29, 2018	Borrowings	Payments	Other Activity	December 29, 2018
Commercial paper with original maturities less than three months(1)	$50	$548	$—	$1	$599
Commercial paper with original maturities greater than three months	955	99	(950)	(4)	100
U.S. and European medium-term notes	17,942	—	—	5	17,947
Asia Theme Parks borrowings	1,145	—	—	15	1,160
Foreign currency denominated debt and other(2)	782	1	—	76	859
Total	$20,874	$648	$(950)	$93	$20,665

(1)	Borrowings and reductions of borrowings are reported net.

(2)	The other activity is due to market value adjustments for debt with qualifying hedges, partially offset by the impact of changes in foreign currency exchange rates.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company has bank facilities with a syndicate of lenders to support commercial paper borrowings as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2020	$6,000	$—	$6,000
Facility expiring March 2021	2,250	—	2,250
Facility expiring March 2023	4,000	—	4,000
Total	$12,250	$—	$12,250

The Company had a $6.0 billion bank facility expiring in March 2019. This facility was refinanced extending the maturity date to March 2020. All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard & Poor’s. The spread above LIBOR can range from 0.18% to 1.63%. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2023, which if utilized, reduces available borrowings under this facility. As of December 29, 2018, the Company has $221 million of outstanding letters of credit, of which none were issued under this facility. The facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants, or events of default and contain only one financial covenant relating to interest coverage, which the Company met on December 29, 2018 by a significant margin.
21CF Credit Facility
In June 2018, the Company received committed financing from a bank syndicate to fund the cash component of the pending acquisition of 21CF. Under the terms of the commitment, the bank syndicate has committed to provide and arrange a 364-day unsecured bridge term loan facility in an aggregate principal amount of $35.7 billion at the completion of the 21CF transaction. The interest rate on the facility can vary based on the Company’s debt rating. The interest rate would have been LIBOR plus 0.75% if the Company had drawn on this facility at December 29, 2018.
Cruise Ship Credit Facilities
In October 2016 and December 2017, the Company entered into credit facilities to finance three new cruise ships, which are expected to be delivered in 2021, 2022 and 2023. The financings may be used for up to 80% of the contract price of the cruise ships. Under the agreements, $1.0 billion in financing is available beginning in April 2021, $1.1 billion is available beginning in May 2022 and $1.1 billion is available beginning in April 2023. If utilized, the interest rates will be fixed at 3.48%, 3.72% and 3.74%, respectively, and the loans and interest will be payable semi-annually over a 12-year period from the borrowing date. Early repayment is permitted subject to cancellation fees.
Interest expense, net
Interest expense, interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 8) are reported net in the Condensed Consolidated Statements of Income and consist of the following (net of capitalized interest):

	Quarter Ended
	December 29, 2018	December 30, 2017
Interest expense	$(163)	$(146)
Interest and investment income	75	17
Net periodic pension and postretirement benefit costs (other than service costs)	25	—
Interest expense, net	$(63)	$(129)

Interest and investment income includes gains and losses on publicly and non-publicly traded investments, investment impairments and interest earned on cash and cash equivalents and certain receivables.

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the carrying amounts of the International Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets as of December 29, 2018 and September 29, 2018:

	December 29, 2018	September 29, 2018
Cash and cash equivalents	$737	$834
Other current assets	364	400
Total current assets	1,101	1,234
Parks, resorts and other property	8,947	8,973
Other assets	107	103
Total assets (1)	$10,155	$10,310

Current liabilities	$769	$921
Long-term borrowings	1,121	1,106
Other long-term liabilities	348	382
Total liabilities (1)	$2,238	$2,409

(1)
Total assets of the Asia Theme Parks were $8 billion at both December 29, 2018 and September 29, 2018 including parks, resorts and other property of $7 billion. Total liabilities of the Asia Theme Parks were $2 billion at both December 29, 2018 and September 29, 2018.

The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statement of Income for the quarter ended December 29, 2018:

December 29, 2018
Revenues	$910
Costs and expenses	(891)
Equity in the loss of investees	(12)

Asia Theme Parks’ royalty and management fees of $33 million for the quarter ended December 29, 2018 are eliminated in consolidation but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statement of Cash Flows for the quarter ended December 29, 2018 were $135 million generated from operating activities, $230 million used in investing activities and $20 million generated from financing activities. Approximately half of cash flows generated from operating activities and used in investing activities were for the Asia Theme Parks.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 53% and a 47% equity interest in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have both provided loans to Hong Kong Disneyland Resort with outstanding balances of $144 million and $143 million respectively. The interest rate is three month HIBOR plus 2%, and the maturity date is September 2025 for the majority of the borrowings. The Company’s loan is eliminated in consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.1 billion ($269 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2023. There is no outstanding balance under the line of credit at December 29, 2018.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $809 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. In addition, the Company has an outstanding balance of $160 million due from Shanghai Disney Resort primarily related to royalties. The Company has also provided Shanghai Disney Resort with a

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

$157 million line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at December 29, 2018. These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 7.0 billion yuan (approximately $1.0 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $199 million) line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at December 29, 2018.

7.	Income Taxes
U.S. Tax Cuts and Jobs Act
In December 2017, new federal income tax legislation, the “Tax Cuts and Jobs Act” (Tax Act), was signed into law. The most significant impacts on the Company are as follows:

•
Effective January 1, 2018, the U.S. corporate federal statutory income tax rate was reduced from 35.0% to 21.0%. Because of our fiscal year end, the Company’s fiscal 2018 statutory federal tax rate was 24.5%. The Company’s statutory federal tax rate is 21.0% for fiscal 2019 (and thereafter).

•
The Company remeasured its U.S. federal deferred tax assets and liabilities at the rate that the Company expects to be in effect when those deferred taxes are realized (either 24.5% if in 2018 or 21.0% thereafter) (Deferred Remeasurement). The Company recognized a benefit of approximately $2.2 billion from the Deferred Remeasurement, the majority of which was recognized in the first quarter of fiscal 2018. The amount recognized for the quarter ended December 29, 2018 was not material.

•
A one-time tax is due on certain accumulated foreign earnings (Deemed Repatriation Tax), which is payable over eight years. The effective tax rate is generally 15.5% on the portion of the earnings held in cash and cash equivalents and 8% on the remainder. The Company recognized a charge for the Deemed Repatriation Tax of approximately $0.4 billion, the majority of which was recognized in the first quarter of fiscal 2018. The amount recognized for the quarter ended December 29, 2018 was not material. Generally there will no longer be a U.S. federal income tax cost arising from the repatriation of foreign earnings.

•
The Company is eligible to claim an immediate deduction for investments in qualified fixed assets acquired and film and television productions that commenced after September 27, 2017 and placed in service by the end of fiscal 2022. The immediate deduction phases out for assets placed in service in fiscal 2023 through fiscal 2027.

•	Beginning in fiscal 2019:

◦	The domestic production activity deduction is eliminated.

◦	Certain foreign derived income will be taxed in the U.S. at an effective rate of approximately 13% (which increases to approximately 16% in 2025) rather than the general statutory rate of 21%.

◦
Certain foreign earnings will be taxed at a minimum effective rate of approximately 13%, which increases to approximately 16% in 2025. The Company’s policy is to expense the tax on these earnings in the period the earnings are taxable in the U.S.

Intra-Entity Transfers of Assets Other Than Inventory
On September 30, 2018, the Company adopted a FASB standard that requires recognition of the income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs instead of when the asset is ultimately sold to an outside party. For the quarter ended December 29, 2018, the Company recorded a $0.1 billion deferred tax asset with an offsetting increase to retained earnings.
Unrecognized Tax Benefits
During the quarter ended December 29, 2018, the Company increased its gross unrecognized tax benefits by $0.1 billion from $0.6 billion to $0.7 billion. In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters and we do not expect that the resolutions will have a material impact.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

8.	Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Medical Plans
	Quarter Ended		Quarter Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Service costs	$83	$88	$2	$3
Other costs (benefits):
Interest costs	145	123	16	15
Expected return on plan assets	(239)	(225)	(14)	(13)
Amortization of prior-year service costs	3	3	—	—
Recognized net actuarial loss	64	87	—	3
Total other costs (benefits)	(27)	(12)	2	5
Net periodic benefit cost	$56	$76	$4	$8

On September 30, 2018, the Company adopted a FASB standard on the presentation of the components of net periodic pension and postretirement benefit cost (“net periodic benefit cost”). This standard requires the Company to present the service cost component of net periodic benefit cost in the same line items on the statement of operations as other compensation costs of the related employees (i.e. “Costs and expense” in the Condensed Consolidated Statement of Income). All of the other components of net periodic benefit cost (“other costs / benefits”) are presented as a component of “Interest expense, net” in the Condensed Consolidated Statement of Income (see Note 5). The other costs / benefits in fiscal 2018 were not material and are reported in Costs and expenses.
During the quarter ended December 29, 2018, the Company did not make material contributions to its pension and postretirement medical plans. The Company expects total pension and postretirement medical plan contributions in fiscal 2019 of approximately $600 million to $700 million. However, final funding amounts for fiscal 2019 will be assessed based on our January 1, 2019 funding actuarial valuation, which will be available in the fourth quarter of fiscal 2019.

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

	Quarter Ended
	December 29, 2018	December 30, 2017
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,490	1,512
Weighted average dilutive impact of Awards	8	9
Weighted average number of common and common equivalent shares outstanding (diluted)	1,498	1,521
Awards excluded from diluted earnings per share	11	16

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

10.	Equity
The Company paid the following dividends in fiscal 2019 and 2018:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.88	$1.3 billion	Second quarter of Fiscal 2019	Second Half of 2018
$0.84	$1.2 billion	Fourth Quarter of Fiscal 2018	First Half of 2018
$0.84	$1.3 billion	Second Quarter of Fiscal 2018	Second Half of 2017
$0.78	$1.2 billion	Fourth Quarter of Fiscal 2017	First Half of 2017

During the quarter ended December 29, 2018, the Company did not purchase any of its common stock to hold as treasury shares. As of December 29, 2018, the Company had remaining authorization in place to repurchase approximately 158 million shares of common stock. The repurchase program does not have an expiration date.
As of September 29, 2018 and December 29, 2018 the Company had 100 million preferred series A shares authorized with a $0.01 par value, of which none are issued. As of September 29, 2018, the Company had 40 thousand preferred series B shares authorized with $0.01 par value, which were canceled during the quarter ended December 29, 2018.
The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
AOCI, before tax	Investments	Cash Flow Hedges
First quarter of fiscal 2019
Balance at September 29, 2018	$24	$177	$(4,323)	$(727)	$(4,849)
Quarter Ended December 29, 2018:
Unrealized gains (losses) arising during the period	—	27	—	(16)	11
Reclassifications of realized net (gains) losses to net income	—	(39)	69	—	30
Reclassifications to retained earnings	(24)	1	—	—	(23)
Balance at December 29, 2018	$—	$166	$(4,254)	$(743)	$(4,831)

First quarter of fiscal 2018
Balance at September 30, 2017	$15	$(108)	$(4,906)	$(523)	$(5,522)
Quarter Ended December 30, 2017:
Unrealized gains (losses) arising during the period	(1)	19	—	62	80
Reclassifications of realized net (gains) losses to net income	—	20	96	—	116
Balance at December 30, 2017	$14	$(69)	$(4,810)	$(461)	$(5,326)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
Tax on AOCI	Investments	Cash Flow Hedges
First quarter of fiscal 2019
Balance at September 29, 2018	$(9)	$(32)	$1,690	$103	$1,752
Quarter Ended December 29, 2018:
Unrealized gains (losses) arising during the period	—	(6)	—	(7)	(13)
Reclassifications of realized net (gains) losses to net income	—	9	(16)	—	(7)
Reclassifications to retained earnings	9	(9)	(667)	(16)	(683)
Balance at December 29, 2018	$—	$(38)	$1,007	$80	$1,049

First quarter of fiscal 2018
Balance at September 30, 2017	$(7)	$46	$1,839	$116	$1,994
Quarter Ended December 30, 2017:
Unrealized gains (losses) arising during the period	—	(13)	—	(16)	(29)
Reclassifications of realized net (gains) losses to net income	—	(8)	(35)	—	(43)
Balance at December 30, 2017	$(7)	$25	$1,804	$100	$1,922

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
AOCI, after tax	Investments	Cash Flow Hedges
First quarter of fiscal 2019
Balance at September 29, 2018	$15	$145	$(2,633)	$(624)	$(3,097)
Quarter Ended December 29, 2018:
Unrealized gains (losses) arising during the period	—	21	—	(23)	(2)
Reclassifications of realized net (gains) losses to net income	—	(30)	53	—	23
Reclassifications to retained earnings (1)	(15)	(8)	(667)	(16)	(706)
Balance at December 29, 2018	$—	$128	$(3,247)	$(663)	$(3,782)

First quarter of fiscal 2018
Balance at September 30, 2017	$8	$(62)	$(3,067)	$(407)	$(3,528)
Quarter Ended December 30, 2017:
Unrealized gains (losses) arising during the period	(1)	6	—	46	51
Reclassifications of realized net (gains) losses to net income	—	12	61	—	73
Balance at December 30, 2017	$7	$(44)	$(3,006)	$(361)	$(3,404)

(1)
On September 30, 2018, the Company adopted a FASB standard, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, and elected to reclassify $691 million from AOCI to retained earnings in the quarter ended December 29, 2018.

In addition, on September 30, 2018, the Company adopted a FASB standard, Recognition and Measurement of Financial Assets and Liabilities, and reclassified $24 million ($15 million after tax) of market value adjustments on investments previously recorded in AOCI to retained earnings.
Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended
		December 29, 2018	December 30, 2017
Cash flow hedges	Primarily revenue	$39	$(20)
Estimated tax	Income taxes	(9)	8
		30	(12)

Pension and postretirement medical expense	Costs and expenses	—	(96)
	Interest expense, net	(69)	—
Estimated tax	Income taxes	16	35
		(53)	(61)

Total reclassifications for the period		$(23)	$(73)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

11.	Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended
	December 29, 2018	December 30, 2017
Stock options	$19	$23
RSUs	73	71
Total equity-based compensation expense (1)	$92	$94
Equity-based compensation expense capitalized during the period	$16	$19

(1)	Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $209 million and $735 million, respectively, as of December 29, 2018.
The weighted average grant date fair values of options granted during the quarter ended December 29, 2018 and December 30, 2017 were $28.72 and $28.01, respectively.
During the quarter ended December 29, 2018, the Company made equity compensation grants consisting of 3.8 million stock options and 3.2 million RSUs.

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
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds, which mature in 2037. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of December 29, 2018, the remaining debt service obligation guaranteed by the Company was $296 million. To the extent that tax revenues exceed the debt service payments subsequent to the Company funding a shortfall, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
Commitments
The Company is committed to make a capital contribution of approximately $645 million to Hulu LLC in calendar year 2019.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of film and television program rights and vacation club properties. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of film and television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of film and television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.9 billion as of December 29, 2018. The activity for the quarters ended December 29, 2018 and December 30, 2017 related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation club properties based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

for credit losses of approximately 4%, was $0.7 billion as of December 29, 2018. The activity for the quarters ended December 29, 2018 and December 30, 2017 related to the allowance for credit losses was not material.

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
Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable
The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level:

	Fair Value Measurement at December 29, 2018
	Level 1	Level 2	Level 3	Total
Assets
Investments	$28	$—	$—	$28
Derivatives
Foreign exchange	—	508	—	508
Other	—	2	—	2
Liabilities
Derivatives
Interest rate	—	(284)	—	(284)
Foreign exchange	—	(342)	—	(342)
Other	—	(11)	—	(11)
Total recorded at fair value	$28	$(127)	$—	$(99)
Fair value of borrowings	$—	$19,544	$1,187	$20,731

	Fair Value Measurement at September 29, 2018
	Level 1	Level 2	Level 3	Total
Assets
Investments	$38	$—	$—	$38
Derivatives
Foreign exchange	—	469	—	469
Other	—	15	—	15
Liabilities
Derivatives
Interest rate	—	(410)	—	(410)
Foreign exchange	—	(274)	—	(274)
Total recorded at fair value	$38	$(200)	$—	$(162)
Fair value of borrowings	$—	$19,826	$1,171	$20,997
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Level 2 borrowings, which include commercial paper, U.S. and European medium-term notes and certain foreign currency denominated borrowings, are valued based on quoted prices for similar instruments in active markets or identical instruments in markets that are not active.
Level 3 borrowings include the Asia Theme Park borrowings, which are valued based on the current borrowing cost and credit risk of the Asia Theme Parks as well as prevailing market interest rates.
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
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of December 29, 2018
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$211	$181	$(72)	$(77)
Interest rate	—	—	(221)	—
Other	2	—	(7)	(4)
Derivatives not designated as hedges
Foreign exchange	27	89	(140)	(53)
Interest rate	—	—	—	(63)
Gross fair value of derivatives	240	270	(440)	(197)
Counterparty netting	(145)	(225)	228	142
Cash collateral (received)/paid	(3)	—	104	15
Net derivative positions	$92	$45	$(108)	$(40)

	As of September 29, 2018
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$166	$169	$(80)	$(39)
Interest rate	—	—	(329)	—
Other	13	2	—	—
Derivatives not designated as hedges
Foreign exchange	38	96	(95)	(60)
Interest rate	—	—	—	(81)
Gross fair value of derivatives	217	267	(504)	(180)
Counterparty netting	(158)	(227)	254	131
Cash collateral (received)/paid	—	—	135	5
Net derivative positions	$59	$40	$(115)	$(44)

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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of December 29, 2018 and September 29, 2018, the total notional amount of the Company’s pay-floating interest rate swaps was $7.5 billion and $7.6 billion, respectively.
The following table summarizes fair value hedge adjustments to hedged borrowings at December 29, 2018 and September 29, 2018:

	Carrying Amount of Hedged Borrowings (1)		Fair Value Adjustments Included in Hedged Borrowings (1)
	December 29, 2018	September 29, 2018	December 29, 2018	September 29, 2018
Borrowings:
Current	$1,590	$1,585	$(9)	$(14)
Long-term	6,499	6,425	(177)	(290)
	$8,089	$8,010	$(186)	$(304)

(1)	Includes $40 million and $41 million of gains on terminated interest rate swaps as of December 29, 2018 and September 29, 2018, respectively.
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended
	December 29, 2018	December 30, 2017
Gain (loss) on:
Pay-floating swaps	$117	$(64)
Borrowings hedged with pay-floating swaps	(117)	64
Benefit (expense) associated with interest accruals on pay-floating swaps	(14)	7

The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at December 29, 2018 or at September 29, 2018, and gains and losses related to pay-fixed swaps recognized in earnings for the quarter ended December 29, 2018 and December 30, 2017 were not material.
To facilitate its interest rate risk management activities, the Company sold options in November 2016, October 2017 and April 2018 to enter into a future pay-floating interest rate swaps indexed to LIBOR for $2.0 billion in future borrowings. The fair values of these contracts as of December 29, 2018 or at September 29, 2018 were not material. The options are not designated as hedges and do not qualify for hedge accounting; accordingly, changes in their fair value are recorded in earnings. Gains and losses on the options for the quarters ended December 29, 2018 and December 30, 2017 were not material.
Foreign Exchange Risk Management
The Company transacts business globally and is subject to risks associated with changing foreign currency exchange rates. The Company’s objective is to reduce earnings and cash flow fluctuations associated with foreign currency exchange rate changes, enabling management to focus on core business issues and challenges.
The Company enters into option and forward contracts that change in value as foreign currency exchange rates change to protect the value of its existing foreign currency assets, liabilities, firm commitments and forecasted but not firmly committed foreign currency transactions. In accordance with policy, the Company hedges its forecasted foreign currency transactions for periods generally not to exceed four years within an established minimum and maximum range of annual exposure. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related forecasted transaction, asset, liability or firm commitment. The principal currencies hedged are the euro, Japanese yen, British pound, Chinese yuan and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings into U.S. dollar denominated borrowings.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of December 29, 2018 and September 29, 2018, the notional amounts of the Company’s net foreign exchange cash flow hedges were $6.1 billion and $6.2 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months total $147 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI for the quarter ended December 29, 2018:

December 29, 2018
Gain/(loss) recognized in Other Comprehensive Income	$50
Gain/(loss) reclassified from AOCI into the Statement of Income (1)	37

(1)	Primarily recorded in revenue.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at December 29, 2018 and September 29, 2018 were $2.4 billion and $3.3 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities for the quarter ended December 29, 2018 and December 30, 2017 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income:

	Costs and Expenses		Interest expense, net		Income Tax expense
Quarter Ended:	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Net gain (loss) on foreign currency denominated assets and liabilities	$(27)	$17	$40	$3	$15	$3
Net gain (loss) on foreign exchange risk management contracts not designated as hedges	24	(14)	(39)	(1)	(18)	(1)
Net gain (loss)	$(3)	$3	$1	$2	$(3)	$2
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at December 29, 2018 and September 29, 2018 and related gains or losses recognized in earnings for the quarter ended December 29, 2018 and December 30, 2017 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount and fair value of these contracts at December 29, 2018 and September 29, 2018 were not material. The related gains or losses recognized in earnings for the quarter ended December 29, 2018 and December 30, 2017 were not material.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $267 million and $299 million on December 29, 2018 and September 29, 2018, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

15.	Restructuring and Impairment Charges and Other Income
For the quarter ended December 30, 2017, the Company recorded $15 million of restructuring and impairment charges, primarily for severance costs, and a $53 million gain from the sale of property rights.

16.	New Accounting Pronouncements
Accounting Pronouncements Adopted in Fiscal 2019

•	Revenues from Contracts with Customers - See Note 3

•	Intra-Entity Transfers of Assets Other Than Inventory - See Note 7

•	Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost - See Note 8

•	Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income - See Note 10

•	Recognition and Measurement of Financial Assets and Liabilities - See Note 10

•	Targeted Improvements to Accounting for Hedging Activities - The adoption of the new standard did not have a material impact on our consolidated financial statements
Leases
In February 2016, the FASB issued a new lease accounting standard, which requires the present value of committed operating lease payments to be recorded as right-of-use lease assets and lease liabilities on the balance sheet. The standard is effective at the beginning of the Company’s 2020 fiscal year. We expect to adopt the standard without restating prior periods.
The new standard provides a number of practical expedients for transition upon adoption. The Company expects to elect the practical expedients that permit the Company not to reassess its prior conclusions concerning whether:

•	Arrangements contain a lease

•	The Company’s lease arrangements are operating or capital leases (financing)

•	Initial direct costs should be capitalized

•	Existing land easements are leases
The Company is currently assessing the impact of the new standard on its financial statements. We believe the most significant effects of adoption will be:

•	Recognizing new right-of-use assets and lease liabilities on our balance sheet for our operating leases

•	Reclassifying a deferred gain of approximately $350 million related to a prior sale-leaseback transaction to retained earnings
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
Business Segment Results
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
Our summary consolidated results are presented below:

	Quarter Ended		% Change
(in millions, except per share data)	December 29, 2018	December 30, 2017	Better/ (Worse)
Revenues:
Services	$12,866	$12,984	(1)%
Products	2,437	2,367	3%
Total revenues	15,303	15,351	—%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(7,564)	(7,324)	(3)%
Cost of products (exclusive of depreciation and amortization)	(1,437)	(1,405)	(2)%
Selling, general, administrative and other	(2,152)	(2,087)	(3)%
Depreciation and amortization	(732)	(742)	1%
Total costs and expenses	(11,885)	(11,558)	(3)%
Restructuring and impairment charges	—	(15)	nm
Other income	—	53	nm
Interest expense, net	(63)	(129)	51%
Equity in the income of investees	76	43	77%
Income before income taxes	3,431	3,745	(8)%
Income taxes	(645)	728	nm
Net income	2,786	4,473	(38)%
Less: Net (income) loss attributable to noncontrolling interests	2	(50)	nm
Net income attributable to Disney	$2,788	$4,423	(37)%
Diluted earnings per share attributable to Disney	$1.86	$2.91	(36)%
The Company’s financial results for fiscal 2019 are presented in accordance with a new accounting standard for revenue recognition (ASC 606) that we adopted in the first quarter of fiscal 2019. Prior period results have not been restated to reflect this change in accounting standard. The current quarter includes a $115 million favorable impact on segment operating income from the ASC 606 adoption. The most significant benefits were $56 million at Media Networks and $34 million at Parks, Experiences & Consumer Products, both of which reflected a change in timing of revenue recognition on contracts with

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

minimum guarantees. We do not anticipate the impact on our full fiscal 2019 results to be material. Further information about our adoption of the new standard is provided in Note 3 to the Condensed Consolidated Financial Statements.
Quarter Results
Revenues for the quarter were comparable to the prior-year quarter at $15.3 billion; net income attributable to Disney decreased 37%, or $1.6 billion, to $2.8 billion; and diluted earnings per share attributable to Disney (EPS) decreased 36% from $2.91 to $1.86. The EPS decrease for the quarter was due to a benefit in the prior-year quarter from new federal income tax legislation, the “Tax Cuts and Jobs Act” (Tax Act) (See Note 7 to the Condensed Consolidated Financial Statements) and lower segment operating income. Lower segment operating income was due to decreases at Studio Entertainment and, to a lesser extent, increased losses at Direct-to-Consumer & International, partially offset by growth at our Parks, Experiences & Consumer Products and Media Networks segments.
Revenues
Service revenues for the quarter decreased 1%, or $0.1 billion, to $12.9 billion due to lower theatrical distribution revenue, partially offset by higher Affiliate Fees, growth in guest spending at our theme parks and resorts, increased TV/SVOD distribution revenue and higher advertising revenue.
Product revenues for the quarter increased 3%, or $70 million, to $2.4 billion due to guest spending growth at our theme parks and resorts and higher home entertainment volumes and net effective pricing.
Costs and expenses
Cost of services for the quarter increased 3%, or $240 million, to $7.6 billion due to higher sports programming and production costs and labor cost inflation at our theme parks and resorts, partially offset by a decrease in film cost amortization driven by lower theatrical distribution revenue.
Cost of products for the quarter increased 2%, or $32 million, to $1.4 billion due to higher home entertainment volumes.
Selling, general, administrative and other costs increased 3%, or $65 million, to $2.2 billion due to higher marketing spending, costs incurred in connection with our agreement to acquire Twenty-First Century Fox, Inc. and inflation.
Restructuring and impairment charges
Restructuring and impairment charges of $15 million in the prior-year quarter were primarily for severance costs.
Other income
Other income of $53 million in the prior-year quarter consisted of a gain on the sale of property rights.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	December 29, 2018	December 30, 2017	% Change Better/(Worse)
Interest expense	$(163)	$(146)	(12)%
Interest income, investment income and other	100	17	>100%
Interest expense, net	$(63)	$(129)	51%
The increase in interest expense was due to financing costs related to the 21CF acquisition and higher average interest rates, partially offset by lower average debt balances and higher capitalized interest.
The increase in interest income, investment income and other was due to unrealized investment gains in the current quarter and the inclusion of a $25 million benefit related to pension and postretirement benefit costs, other than service cost. The Company adopted a new accounting standard in fiscal 2019 and now presents the elements of pension and postretirement plan costs, other than service cost, in “Interest expense, net.” A net benefit of $7 million in the prior-year quarter was reported in “Costs and expenses.” The benefit in the current quarter was due to the expected return on pension plan assets, partially offset by interest expense on plan liabilities and amortization of prior net actuarial losses.
Equity in the income of investees
Equity in the income of investees increased $33 million to $76 million for the quarter due to higher income from A +E Television Networks (A+E) and lower losses from Hulu. The increase at A+E was due to lower marketing and programming costs. Hulu results were due to higher subscription and advertising revenue, partially offset by higher programming costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Effective Income Tax Rate

	Quarter Ended
	December 29, 2018	December 30, 2017	Change Better/(Worse)
Effective income tax rate	18.8%	(19.4)%	(38.2)	ppt
The increase in the effective income tax rate for the quarter reflected a $1.6 billion net benefit related to the Tax Act that was recognized in the prior-year quarter. This net benefit drove a 41.6 percentage point reduction in the prior-year effective tax rate. The $1.6 billion reflected a $1.9 billion benefit due to the remeasurement of our net federal deferred tax liability to new statutory rates (Deferred Remeasurement), partially offset by a one-time tax of $0.3 billion on certain accumulated foreign earnings (Deemed Repatriation Tax). The current quarter benefited from a reduction in the Company’s U.S. statutory federal income tax rate to 21.0% in fiscal 2019 from 24.5% in fiscal 2018. In addition, in the current quarter the Company adjusted its estimate of the Deferred Remeasurement and Deemed Repatriation Tax impact and recognized a $34 million net benefit.
Refer to Note 7 of the Condensed Consolidated Financial Statements for further information on the impact of the Tax Act on the Company.
Noncontrolling Interests

	Quarter Ended
(in millions)	December 29, 2018	December 30, 2017	% Change Better/(Worse)
Net (income) loss attributable to noncontrolling interests	$2	$(50)	nm
The change in net (income)/loss attributable to noncontrolling interests was due to lower results at ESPN and Shanghai Disney Resort and losses at our direct-to-consumer sports business, partially offset by growth at Hong Kong Disneyland Resort. Lower results at ESPN were largely due to the benefit of the Tax Act in the prior-year quarter.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.

SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 29, 2018 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
Media Networks revenues are subject to seasonal advertising patterns, changes in viewership levels and timing of program sales. In general, advertising revenues are somewhat higher during the fall and somewhat lower during the summer months. Affiliate fees are generally recognized ratably throughout the year. Effective at the beginning of fiscal 2019, the Company adopted ASC 606, which changed the timing of affiliate revenue recognition for certain contracts, which may result in higher revenue in the first quarter of our fiscal year.
Parks, Experiences & Consumer Products revenues fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and leisure activities and seasonal consumer purchasing behavior, which generally results in increased revenues during the Company’s first and fourth fiscal quarter. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring-holiday periods. In addition, licensing revenues fluctuate with the timing and performance of our theatrical releases and cable programming broadcasts.
Studio Entertainment revenues fluctuate due to the timing and performance of releases in the theatrical, home entertainment and television markets. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods.
Direct-to-Consumer & International revenues fluctuate based on: the timing and performance of releases of our digital media content; viewership levels on our cable channels and digital platforms; changes in subscriber levels; and the demand for sports and Disney content. Each of these may depend on the availability of content, which varies from time to time throughout the year based on, among other things, sports seasons and content production schedules.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change
(in millions)	December 29, 2018	December 30, 2017	Better/ (Worse)
Revenues:
Media Networks	$5,921	$5,555	7%
Parks, Experiences & Consumer Products	6,824	6,527	5%
Studio Entertainment	1,824	2,509	(27)%
Direct-to-Consumer & International	918	931	(1)%
Eliminations	(184)	(171)	(8)%
	$15,303	$15,351	—%
Segment operating income/(loss):
Media Networks	$1,330	$1,243	7%
Parks, Experiences & Consumer Products	2,152	1,954	10%
Studio Entertainment	309	825	(63)%
Direct-to-Consumer & International	(136)	(42)	>(100)%
Eliminations	—	6	nm
	$3,655	$3,986	(8)%
The following table reconciles income before income taxes to segment operating income:

	Quarter Ended		% Change
(in millions)	December 29, 2018	December 30, 2017	Better/ (Worse)
Income before income taxes	$3,431	$3,745	(8)%
Add/(subtract):
Corporate and unallocated shared expenses	161	150	(7)%
Restructuring and impairment charges	—	15	nm
Other income/(expense), net	—	(53)	nm
Interest expense, net	63	129	51%
Segment Operating Income	$3,655	$3,986	(8)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation expense is as follows:

	Quarter Ended		% Change
(in millions)	December 29, 2018	December 30, 2017	Better/ (Worse)
Media Networks
Cable Networks	$24	$29	17%
Broadcasting	20	23	13%
Total Media Networks	44	52	15%
Parks, Experiences & Consumer Products
Domestic	352	363	3%
International	186	182	(2)%
Total Parks, Experiences & Consumer Products	538	545	1%
Studio Entertainment	14	13	(8)%
Direct-to-Consumer & International	32	22	(45)%
Corporate	39	45	13%
Total depreciation expense	$667	$677	1%
Amortization of intangible assets is as follows:

	Quarter Ended		% Change
(in millions)	December 29, 2018	December 30, 2017	Better/ (Worse)
Media Networks	$—	$—	nm
Parks, Experiences & Consumer Products	27	27	—%
Studio Entertainment	16	17	6%
Direct-to-Consumer & International	22	21	(5)%
Total amortization of intangible assets	$65	$65	—%
Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	December 29, 2018	December 30, 2017	Better/ (Worse)
Revenues
Affiliate fees	$3,075	$2,867	7%
Advertising	2,023	1,963	3%
TV/SVOD distribution and other	823	725	14%
Total revenues	5,921	5,555	7%
Operating expenses	(4,248)	(3,963)	(7)%
Selling, general, administrative and other	(478)	(456)	(5)%
Depreciation and amortization	(44)	(52)	15%
Equity in the income of investees	179	159	13%
Operating Income	$1,330	$1,243	7%
Revenues
The increase in affiliate fees was due to growth of 7% from higher contractual rates and 1% from an impact from the adoption of ASC 606, partially offset by a 1% decrease from fewer subscribers.
The increase in advertising revenues was due to increases of $54 million at Broadcasting, from $962 million to $1,016 million and $6 million at Cable Networks, from $1,001 million to $1,007 million. Broadcasting advertising revenue reflected increases of 8% from higher network rates and 7% from the owned television stations due to higher political advertising,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

partially offset by a decrease of 10% from lower network impressions due to lower average viewership. Cable Networks advertising revenue reflected an increase of 3% from higher rates, partially offset by a decrease of 2% from lower impressions at Freeform and ESPN. Rates and impressions at ESPN reflected the impact of the shift in the mix of College Football Playoff (CFP) games. Two semi-finals and one “host” game were aired in the current quarter, whereas three host games were aired in the prior-year quarter. Semi-final games generally generate more advertising revenue than host games.
TV/SVOD distribution and other revenue increased $98 million due to higher program sales. The increase in program sales was driven by the sale of The Punisher in the current quarter, increased revenues from programs licensed to Hulu and higher sales of Disney Channel programs, partially offset by lower sales internationally driven by sales of Once Upon a Time and Designated Survivor in the prior-year quarter. Program sales also benefited from the adoption of ASC 606.
Costs and Expenses
Operating expenses include programming and production costs, which increased $277 million, from $3,824 million to $4,101 million. At Cable Networks, programming and production costs increased $185 million due to contractual rate increases for our key sports programming and the shift in mix of CFP bowl games. Semi-final games generally have a higher cost than host games. At Broadcasting, programming and production costs increased $92 million due to higher average cost network programming, driven by The Conners and Dancing with the Stars in the current quarter, and an increase in program sales.
Selling, general, administrative and other costs increased $22 million, from $456 million to $478 million due to higher marketing costs at ESPN and ABC.
Equity in the Income of Investees
Income from equity investees increased $20 million, from $159 million to $179 million due to higher income from A+E Television Networks driven by lower marketing and programming costs.
 Segment Operating Income
Segment operating income increased 7%, or $87 million, to $1,330 million due to increases at the owned television stations, higher income from program sales and an increase at the Disney Channels, partially offset by decreases at ESPN and Freeform.
The following table presents supplemental revenue and operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	December 29, 2018	December 30, 2017	Better/ (Worse)
Supplemental revenue detail
Cable Networks	$3,986	$3,833	4%
Broadcasting	1,935	1,722	12%
	$5,921	$5,555	7%
Supplemental operating income detail
Cable Networks	$743	$793	(6)%
Broadcasting	408	291	40%
Equity in the income of investees	179	159	13%
	$1,330	$1,243	7%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Parks, Experiences & Consumer Products
Operating results for the Parks, Experiences & Consumer Products segment are as follows:

	Quarter Ended		% Change
(in millions)	December 29, 2018	December 30, 2017	Better/ (Worse)
Revenues
Theme park admissions	$1,933	$1,832	6%
Parks & Experiences merchandise, food and beverage	1,565	1,495	5%
Resorts and vacations	1,531	1,463	5%
Merchandise licensing and retail	1,300	1,342	(3)%
Parks licensing and other	495	395	25%
Total revenues	6,824	6,527	5%
Operating expenses	(3,406)	(3,329)	(2)%
Selling, general, administrative and other	(689)	(665)	(4)%
Depreciation and amortization	(565)	(572)	1%
Equity in the loss of investees	(12)	(7)	(71)%
Operating Income	$2,152	$1,954	10%
Revenues
The increase in theme parks admissions revenue was due to an increase of 8% from higher average ticket prices, partially offset by decreases of 1% from an unfavorable foreign currency impact and 1% from lower attendance.
Parks & Experiences merchandise, food and beverage revenue growth was due to an increase of 5% from higher average guest spending.
The increase in resorts and vacations revenue was primarily due to increases of 2% from higher average daily hotel room rates, 1% from higher occupied hotel room nights and 1% from higher average ticket prices for cruise line sailings.
Merchandise licensing and retail revenues were lower primarily due to a decrease of 3% from licensing revenue. The decrease in licensing revenue was due to lower revenue from products based on Star Wars and Cars, partially offset by increases from minimum guarantee shortfall recognition, licensee settlements and revenue from products based on Spider-Man. Higher minimum guarantee shortfall recognition was due to an impact from the adoption of ASC 606.
The increase in parks licensing and other revenue was driven by an impact from the adoption of ASC 606, which required certain cost reimbursements from licensees to be recognized as revenue (rather than recorded as an offset to operating expenses).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Dec. 29, 2018	Dec. 30, 2017	Dec. 29, 2018	Dec. 30, 2017	Dec. 29, 2018	Dec. 30, 2017
Parks
Increase/(decrease)
Attendance	—%	6%	(5)%	10%	(1)%	7%
Per Capita Guest Spending	7%	7%	8%	9%	8%	7%
Hotels (1)
Occupancy	94%	91%	86%	84%	92%	89%
Available Room Nights (in thousands)	2,491	2,516	799	799	3,290	3,315
Per Room Guest Spending	$360	$344	$318	$311	$351	$337

(1)	Per room guest spending consists of the average daily hotel room rate, as well as food, beverage and merchandise sales at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)	Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2018 first quarter average foreign exchange rate.
Costs and Expenses
Operating expenses include operating labor, which increased $52 million, from $1,441 million to $1,493 million, cost of goods sold and distribution costs, which increased $3 million, from $728 million to $731 million, and infrastructure costs, which decreased $14 million, from $564 million to $550 million. The increase in operating labor was due to inflation. Other operating expenses, which include costs for such items as supplies, commissions and entertainment offerings, increased $36 million, from $596 million to $632 million due to higher third-party royalty expense and the recognition of certain cost reimbursements as revenue (rather than recorded as an offset to operating expenses), partially offset by lower operations support costs.
Selling, general, administrative and other costs increased $24 million from $665 million to $689 million due to inflation.
Depreciation and amortization decreased $7 million, from $572 million to $565 million due to a favorable foreign currency impact.
Equity in the Loss of Investees
Loss from equity investees increased $5 million to $12 million due to a higher loss from Villages Nature.
Segment Operating Income
Segment operating income increased 10%, or $198 million, to $2,152 million due to growth at our domestic theme parks and resorts, partially offset by a decrease from licensing activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental revenue and operating income detail for the Parks, Experiences & Consumer Products segment to provide continuity with our legacy reporting:

	Quarter Ended		% Change Better / (Worse)
(in millions)	December 29, 2018	December 30, 2017
Supplemental revenue detail
Parks & Experiences
Domestic	$4,473	$4,171	7%
International	1,012	985	3%
Consumer Products	1,339	1,371	(2)%
	$6,824	$6,527	5%
Supplemental operating income detail
Parks & Experiences
Domestic	$1,481	$1,240	19%
International	99	109	(9)%
Consumer Products	572	605	(5)%
	$2,152	$1,954	10%

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	December 29, 2018	December 30, 2017	Better/ (Worse)
Revenues
Theatrical distribution	$373	$1,169	(68)%
Home entertainment	425	361	18%
TV/SVOD distribution and other	1,026	979	5%
Total revenues	1,824	2,509	(27)%
Operating expenses	(876)	(1,026)	15%
Selling, general, administrative and other	(609)	(628)	3%
Depreciation and amortization	(30)	(30)	—%
Operating Income	$309	$825	(63)%
Revenues
The decrease in theatrical distribution revenue was due to the strong performance of Star Wars: The Last Jedi and Thor: Ragnarok in the prior-year quarter with no comparable Lucas and Marvel titles in the current quarter. Other significant releases in the current quarter included Ralph Breaks the Internet, Mary Poppins Returns and The Nutcracker and the Four Realms, while the prior-year quarter included Coco.
Higher home entertainment revenue was due to increases of 10% from unit sales and 7% from net effective pricing. The increase in unit sales was due to the performance of Incredibles 2 in the current quarter compared to Cars 3 in the prior-year quarter and the timing of the release of Star Wars titles. The current quarter included the continued performance of Solo: A Star Wars Story, which was released in the fourth quarter of fiscal 2018, whereas Rogue One: A Star Wars Story was released in the third quarter of fiscal 2017. The increase in net effective pricing was due to an increase in sales of new releases, electronic downloads and Blu-ray titles, which have a higher sales price compared to catalog and DVD titles. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.
Growth in TV/SVOD distribution and other revenue was due to an increase of 9% from TV/SVOD distribution, partially offset by a decrease of 4% from Lucasfilm’s special effects business due to fewer projects during the current quarter. The increase from TV/SVOD distribution was driven by the performance of Incredibles 2 and Avengers: Infinity War in the current

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

quarter compared to Cars 3 and Guardians of the Galaxy Vol. 2 in the prior-year quarter, more title availabilities and, to a lesser extent, an impact from the adoption of ASC 606.
Costs and Expenses
Operating expenses include a decrease of $93 million in film cost amortization, from $711 million to $618 million, due to the lower revenues, partially offset by higher average film cost amortization rates in the current quarter. Operating expenses also include cost of goods sold and distribution costs, which decreased $57 million, from $315 million to $258 million due to lower theatrical distribution costs and decreased costs from Lucasfilm’s special effects business.
Selling, general, administrative and other costs decreased $19 million from $628 million to $609 million driven by lower international theatrical marketing costs, partially offset by an increase in pre-release theatrical marketing costs in the current quarter.
Segment Operating Income
Segment operating income decreased 63%, or $516 million, to $309 million due to lower theatrical distribution results, partially offset by growth in TV/SVOD distribution.

Direct-to-Consumer & International
Operating results for the Direct-to-Consumer & International segment are as follows:

	Quarter Ended		% Change
(in millions)	December 29, 2018	December 30, 2017	Better/ (Worse)
Revenues
Affiliate fees	$323	$338	(4)%
Advertising	417	411	1%
Subscription fees and other	178	182	(2)%
Total revenues	918	931	(1)%
Operating expenses	(655)	(588)	(11)%
Selling, general, administrative and other	(254)	(233)	(9)%
Depreciation and amortization	(54)	(43)	(26)%
Equity in the loss of investees	(91)	(109)	17%
Operating Loss	$(136)	$(42)	>(100)%
Revenues
Affiliate fees decreased 4% due to a decrease of 11% from an unfavorable foreign currency impact, partially offset by increases of 4% from higher contractual rates and 2% from subscriber growth.
Advertising revenues increased 1% as a 7% increase from higher addressable ad sales was largely offset by a 5% decrease from ad sales at our International Channels. Higher addressable ad sales were driven by an increase in impressions. Lower ad sales at our International Channels were due to an unfavorable foreign currency impact and lower impressions.
Subscription fees and other revenue decreased $4 million due to lower revenue from streaming technology services, partially offset by subscription fees for ESPN+, which launched in April 2018.
Costs and Expenses
Operating expenses include a $42 million increase in programming and production costs, from $404 million to $446 million and a $25 million increase in other operating expenses, from $184 million to $209 million. The increase in programming and production costs was due to higher sports rights costs and an increase in costs for content obtained from other Company segments, partially offset by a favorable foreign currency impact. The increase in sports rights costs was due to the launch of ESPN+, partially offset by a decrease in soccer rights costs for our International Channels. Other operating expenses, which include technical support and distribution costs, increased due to the launch of ESPN+ and costs associated with the upcoming launch of Disney+.
Selling, general, administrative and other costs increased $21 million from $233 million to $254 million due to ESPN+ marketing costs and costs associated with the upcoming launch of Disney+.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation and amortization increased $11 million from $43 million to $54 million driven by increased investment in technology assets.
Equity in the Loss of Investees
Loss from equity investees decreased $18 million from $109 million to $91 million driven by a lower loss from Hulu due to increases in subscription and advertising revenue, partially offset by higher programming costs.
Segment Operating Loss
Segment operating loss increased to $136 million due to the investment ramp-up in ESPN+ and a loss from streaming technology services, as well as costs associated with the upcoming launch of Disney+. These impacts were partially offset by an increase at our International Channels and a lower equity loss from our investment in Hulu.
The following table presents supplemental revenue and operating income detail for the Direct-to-Consumer & International segment to provide information on International Channels that were historically reported in the Media Networks segment:(1)

	Quarter Ended		% Change
(in millions)	December 29, 2018	December 30, 2017	Better / (Worse)
Supplemental revenue detail
International Channels	$494	$510	(3)%
Direct-to-Consumer businesses and other	424	421	1%
	$918	$931	(1)%
Supplemental operating income/(loss) detail
International Channels	$137	$108	27%
Direct-to-Consumer businesses and other	(182)	(41)	>(100)%
Equity in the loss of investees	(91)	(109)	17%
	$(136)	$(42)	>(100)%
(1) We anticipate providing additional supplemental information for the DTC businesses following the expected consolidation of Hulu and launch of Disney+.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Eliminations
The following is a summary of intersegment content transaction revenues and operating income:

	Quarter Ended		% Change
(in millions)	December 29, 2018	December 30, 2017	Better/ (Worse)
Revenues
Studio Entertainment:
Content transactions with Media Networks	$(21)	$(31)	32%
Content transactions with Direct-to-Consumer & International	(18)	(8)	>(100)%
Media Networks:
Content transactions with Direct-to-Consumer & International	(145)	(132)	(10)%
Total revenues	$(184)	$(171)	(8)%

Operating income
Studio Entertainment:
Content transactions with Media Networks	—	7	(100)%
Content transactions with Direct-to-Consumer & International	2	—	nm
Media Networks:
Content transactions with Direct-to-Consumer & International	(2)	(1)	(100)%
Operating Income	$—	$6	(100)%

CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change
(in millions)	December 29, 2018	December 30, 2017	Better/ (Worse)
Corporate and unallocated shared expenses	$(161)	$(150)	(7)%
Corporate and unallocated shared expenses increased $11 million to $161 million in the current quarter primarily due to costs incurred in connection with the 21CF acquisition, partially offset by lower compensation costs.
FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	December 29, 2018	December 30, 2017
Cash provided by operations	$2,099	$2,237	(6)%
Cash used in investing activities	(1,336)	(1,043)	(28)%
Cash used in financing activities	(411)	(584)	30%
Impact of exchange rates on cash, cash equivalents and restricted cash	(44)	21	nm
Change in cash, cash equivalents and restricted cash	$308	$631	(51)%
Operating Activities
Cash provided by operating activities decreased 6% to $2.1 billion for the current quarter compared to $2.2 billion in the prior-year quarter primarily due to higher cash taxes, partially offset by higher operating cash flows at Studio Entertainment due to lower film production spending.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Film and Television Costs
The Company’s Studio Entertainment, Media Networks and Direct-to-Consumer & International segments incur costs to acquire and produce feature film and television programming. Film and television production costs include all internally produced content such as live-action and animated feature films, animated direct-to-video programming, television series, television specials, theatrical stage plays or other similar product. Programming costs include film or television product licensed for a specific period from third parties for airing on the Company’s broadcast and cable networks, television stations and direct-to-consumer streaming services. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities. Accordingly, we analyze our programming assets net of the related liability.

The Company’s film and television production and programming activity for the quarter ended December 29, 2018 and December 30, 2017 are as follows:

	Quarter Ended
(in millions)	December 29, 2018	December 30, 2017
Beginning balances:
Production and programming assets	$9,202	$8,759
Programming liabilities	(1,178)	(1,108)
	8,024	7,651
Spending:
Television program licenses and rights	2,060	2,114
Film and television production	1,636	1,687
	3,696	3,801
Amortization:
Television program licenses and rights	(2,819)	(2,728)
Film and television production	(1,345)	(1,107)
	(4,164)	(3,835)

Change in film and television production and programming costs	(468)	(34)
Other non-cash activity	(93)	(143)
Ending balances:
Production and programming assets	9,001	8,783
Programming liabilities	(1,525)	(1,309)
	$7,476	$7,474

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the quarter ended December 29, 2018 and December 30, 2017 are as follows:

	Quarter Ended
(in millions)	December 29, 2018	December 30, 2017
Media Networks
Cable Networks	$32	$46
Broadcasting	33	36
Total Media Networks	65	82
Parks, Experiences & Consumer Products
Domestic	838	646
International	206	149
Total Parks, Experiences & Consumer Products	1,044	795
Studio Entertainment	20	22
Direct-to-Consumer & International	24	34
Corporate	42	48
	$1,195	$981
Capital expenditures for the Parks, Experiences & Consumer Products segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. Capital expenditures increased $248 million to $1.0 billion driven by higher spending on new attractions at our domestic theme parks and resorts.
Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at Direct-to-Consumer & International reflect investments in technology.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology infrastructure and equipment.
The Company currently expects its fiscal 2019 capital expenditures will be approximately $1 billion higher than fiscal 2018 capital expenditures of $4.5 billion due to increased investments at our domestic and international parks and resorts.
Other Investing Activities
The Company has entered into a definitive agreement to acquire 21CF, which, if completed, will require $35.7 billion of cash and approximately $35.6 billion in stock consideration (See Note 4 to the Condensed Consolidated Financial Statements).

Financing Activities
Cash used in financing activities was $0.4 billion in the current quarter, which reflected repayments of commercial paper borrowings.
Cash used in financing activities of $0.4 billion in the current quarter was $0.2 billion less than the $0.6 billion used in the prior-year quarter as a decrease of $1.3 billion due to no repurchases of common stock in the current period (compared to $1.3 billion purchased in the prior-year period) was partially offset by a net repayment of borrowings in the current period compared to a net increase in borrowings in the prior-year period ($0.3 billion decrease in the current period compared to $0.8 billion increase in the prior-year period).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

See Note 5 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the quarter ended December 29, 2018 and information regarding the Company’s bank facilities. The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
See Note 10 to the Condensed Consolidated Financial Statements for a summary of the Company’s dividends in fiscal 2019 and 2018. During the quarter ended December 29, 2018, the Company did not repurchase any of its common stock to hold as treasury shares.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund the cash consideration in the pending acquisition of 21CF, ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of December 29, 2018, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, Standard and Poor’s long- and short-term debt ratings for the Company were A+ and A-1+, and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively. Each of Moody’s Investors Service, Standard and Poor’s and Fitch had placed the Company’s long- and short-term debt ratings on review for downgrade as a result of the pending acquisition of 21CF. On October 8, 2018, Moody’s Investor Service affirmed the Company’s long- and short-term debt ratings of A2 and P-1, respectively, with stable outlook following its review of the impact of the acquisition. On January 18, 2019, Fitch affirmed the Company’s long- and short-term debt ratings of A and F1, respectively, with stable outlook. The Company currently expects Standard and Poor’s to finalize its review of the Company’s debt ratings upon closing of the acquisition and may downgrade our long- and short-term debt ratings. Should a downgrade occur, we do not anticipate that it would impact our ability to fund ongoing operating requirements and future capital expenditures. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on December 29, 2018, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.

COMMITMENTS AND CONTINGENCIES
Legal Matters
As disclosed in Note 12 to the Condensed Consolidated Financial Statements, the Company has exposure for certain legal matters.
Guarantees
See Note 14 to the Consolidated Financial Statements in the 2018 Annual Report on Form 10-K for information regarding the Company’s guarantees.
Tax Matters
As disclosed in Note 9 to the Consolidated Financial Statements in the 2018 Annual Report on Form 10-K, the Company has exposure for certain tax matters.
Contractual Commitments
See Note 14 to the Consolidated Financial Statements in the 2018 Annual Report on Form 10-K for information regarding the Company’s contractual commitments.
OTHER MATTERS
Accounting Policies and Estimates
We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2018 Annual Report on Form 10-K. In addition, for our revenue recognition policy, see Note 3 to the Condensed Consolidated Financial Statements.

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
Revenue Recognition
The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. We have updated our revenue recognition policies in conjunction with our adoption of the new revenue recognition standard as further described in Note 3 to the Condensed Consolidated Financial Statements.
Fees charged for the right to use our television and motion picture productions are recognized as revenue when the content is available for use by the licensee. TV/SVOD distribution contracts may contain more than one title and/or provide that certain titles are only available for use during defined periods of time during the contract term. In these instances, each title and/or period of availability is generally considered a separate performance obligation. For these contracts, license fees are allocated to each title and period of availability at contract inception based on relative standalone selling price using management’s best

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

estimate. Estimates used to determine a performance obligations’ standalone selling price impact the timing of revenue recognition, but not the total revenue to be recognized under the arrangements.
Pension and Postretirement Medical Plan Actuarial Assumptions
The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement, which we evaluate annually. Refer to the 2018 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 14 to the Condensed Consolidated Financial Statements.

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
Based on their evaluation as of December 29, 2018, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
There have been no changes in our internal controls over financial reporting during the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As disclosed in Note 12 to the Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 12 relating to certain legal matters is incorporated herein by reference.

ITEM 1A. Risk Factors
The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward-looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: changes in domestic and global economic conditions, competitive conditions and consumer preferences; adverse weather conditions or natural disasters; health concerns; international, political or military developments; and technological developments. Such developments may affect entertainment, travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, demand for our products and services, expenses of providing medical and pension benefits, performance of some or all company businesses either directly or through their impact on those who distribute our products and the pending transaction with 21CF. Additional factors are discussed in the 2018 Annual Report on Form 10-K under the Item 1A, “Risk Factors.”

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 29, 2018:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 30, 2018 - October 31, 2018	27,558	$115.33	—	158 million
November 1, 2018 - November 30, 2018	23,282	113.57	—	158 million
December 1, 2018 - December 29, 2018	24,717	108.74	—	158 million
Total	75,557	112.63	—	158 million

(1)
75,557 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
Christine M. McCarthy, Senior Executive Vice President and Chief Financial Officer
February 5, 2019
Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

3.1	Certificate of Elimination of Series B Convertible Preferred Stock of The Walt Disney Company as filed with the Secretary of State of the State of Delaware on November 28, 2018	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed November 30, 2018

10.1	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011, as amended, between the Company and Robert A. Iger, dated November 30, 2018	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 3, 2018

10.2	Performance-Based Stock Unit Award (Four-Year Vesting subject to Total Shareholder Return Test) as Amended and Restated November 30, 2018 by and between the Company and Robert A. Iger	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed December 3, 2018

10.3	Amendment dated December 3, 2018 to the Employment Agreement, dated as of September 27, 2013, as amended, between the Company and Alan N. Braverman	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 4, 2018

10.4	Employment Agreement, dated as of September 27, 2018 between the Company and Zenia Mucha	Filed herewith

10.5	364 Day Credit Agreement dated as of December 19, 2018	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 26, 2018

10.6	First Amendment dated as of December 19, 2018 to the Five-Year Credit Agreement dated as of March 9, 2018	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed December 26, 2018

10.7	Second Amendment dated as of December 19, 2018 to the Five-Year Credit Agreement dated as of March 11, 2016	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed December 26, 2018

10.8	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting)	Filed herewith

10.9	Form of Restricted Stock Unit Award Agreement (Section 162(m) Vesting Requirement)	Filed herewith

10.10	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/EPS Growth Tests)	Filed herewith
10.11	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return Test /EPS Growth Test/Section 162(m) Vesting Requirements)	Filed herewith
10.12	Form of Non-Qualified Stock Option Award Agreement	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes
Filed

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.